Form 10QSB
period 1996-06-30
ROCHESTER MEDICAL CORPORATION
filed 1996-08-02
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                  June 30, 1996


                         Commission file number: 0-18933

                          Rochester Medical Corporation
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

        Minnesota                                                41-1613227
(STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                1500 Second Avenue N. W., Stewartville, MN 55976
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (507) 533-4203
                            ISSUER'S TELEPHONE NUMBER


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes _X_     No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                  4,127,500 Common Shares as of August 2, 1996.


                                Table of Contents

                          ROCHESTER MEDICAL CORPORATION


                              Report on Form 10-QSB
                                for quarter ended
                                  June 30, 1996

                                                                           Page
                                                                          ------

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

  Balance Sheets - June 30, 1996 and
    September 30, 1995                                                         3

  Statements of Operations - Three months
    ended June 30, 1996 and 1995;
    Nine months ended June 30, 1996 and 1995                                   4

  Statements of Cash Flows - Nine months ended
    June 30, 1996 and 1995                                                     5

  Notes to the Financial Statements                                            6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations.                                                            7

PART II OTHER INFORMATION                                                     11




PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION

BALANCE SHEETS
                                                           June 30,         September 30,
                                                             1996                1995
                                                         ------------       ------------
                                     ASSETS
  CURRENT ASSETS:
      Cash and Cash Equivalents                          $ 11,110,094       $    551,142
      Marketable Securities                                 6,913,483          2,354,199
      Accounts Receivable                                   1,348,414            752,224
      Employee Note Receivable                                 25,199            226,000
      Inventories                                           1,093,833            766,144
      Prepaid Expenses and Other Current Assets                59,135            153,466
                                                         ------------       ------------

      TOTAL CURRENT ASSETS                                 20,550,158          4,803,175

  PROPERTY AND EQUIPMENT
      Land and Buildings                                      881,489            757,338
      Equipment and Fixtures                                2,532,530          2,326,820
                                                         ------------       ------------

                                                            3,414,019          3,084,158
      Less: Accumulated Depreciation                       (1,387,466)        (1,125,456)
                                                         ------------       ------------

  TOTAL PROPERTY AND EQUIPMENT                              2,026,553          1,958,702

  INTANGIBLE ASSETS
      Patents, Less Accumulated Amortization                  403,791            401,244
                                                         ------------       ------------
      TOTAL ASSETS                                       $ 22,980,502       $  7,163,121
                                                         ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
      Accounts Payable                                   $    424,544       $    204,329
      Accrued Compensation                                    112,633            115,834
      Accrued Expenses                                        195,259            135,505
                                                         ------------       ------------

      TOTAL CURRENT LIABILITIES                               732,436            455,668

  LONG-TERM DEBT                                            3,249,375          3,035,625

  SHAREHOLDERS' EQUITY Common Shares, no par value:
          Authorized -- 20,000,000
          Issued and Outstanding Shares--4,047,500
          --June, 1996 and 2,724,000--Sept, 1995           23,946,911          7,729,518
      Accumulated deficit                                  (4,948,220)        (4,057,690)
                                                         ------------       ------------

  TOTAL SHAREHOLDERS' EQUITY                               18,998,691          3,671,828
                                                         ------------       ------------
  TOTAL LIABILITIES AND SHLDRS' EQUITY                   $ 22,980,502       $  7,163,121
                                                         ============       ============



Note - The Balance Sheet at September 30, 1995 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See Notes to Financial Statements






ROCHESTER MEDICAL CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

                                              Three Months Ended                  Nine Months Ended
                                                  June 30,                             June 30,
                                        -----------------------------       -----------------------------
                                            1996              1995              1996              1995
                                        -----------       -----------       -----------       -----------
NET SALES                               $ 1,710,603       $   833,994       $ 3,753,254       $ 2,216,727
Cost Of Sales                             1,119,326           658,800         2,599,363         1,703,279
                                        -----------       -----------       -----------       -----------

GROSS PROFIT                                591,277           175,194         1,153,891           513,448

COSTS AND EXPENSE:
      Marketing and Selling                 388,485           254,409           940,747           660,350
      Research and Development              422,974            67,560           819,547           297,830
      General and Administrative            257,861           217,755           659,835           365,628
                                        -----------       -----------       -----------       -----------

      TOTAL OPERATING EXPENSES            1,069,320           539,724         2,420,129         1,323,808

                                        -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                       (478,043)         (364,530)       (1,266,238)         (810,360)

OTHER INCOME (EXPENSE):
      Interest Income                       229,984             7,278           589,624            35,154
      Interest Expense                      (71,250)          (10,130)         (213,916)          (30,400)
                                        -----------       -----------       -----------       -----------

      TOTAL OTHER INCOME (EXPENSE)          158,734            (2,852)          375,708             4,754

                                        -----------       -----------       -----------       -----------

NET LOSS                                $  (319,309)      $  (367,382)      $  (890,530)      $  (805,606)
                                        ===========       ===========       ===========       ===========

NET LOSS PER COMMON SHARE               $     (0.08)      $     (0.14)      $     (0.24)      $     (0.30)
                                        ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 4,047,500         2,686,040         3,786,200         2,671,347
                                        ===========       ===========       ===========       ===========


See Notes to Financial Statements





ROCHESTER MEDICAL CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Nine Months Ended
                                                                   June 30,
                                                       -------------------------------
                                                           1996               1995
                                                       ------------       ------------
OPERATING ACTIVITIES
    Net Loss                                           $   (890,530)      $   (805,606)

Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation and amortization                           339,240            283,950

Changes in assets and liabilities:
    (Increase) Acounts Receivable                          (596,190)           (82,585)
    (Increase) Decrease Inventories                        (327,689)            18,076
    (Increase) Decrease Other Current Assets                295,130           (103,730)
    Increase (Decrease) Accounts Payable                    220,215            (61,475)
    Increase (Decrease) Other Current Liabilities            56,553             (8,091)
                                                       ------------       ------------

NET CASH USED IN OPERATING ACTIVITIES                      (903,271)          (759,461)

INVESTING ACTIVITIES
    Capital Expenditures                                   (329,860)          (209,717)
    Patents                                                 (79,776)           (41,190)
    (Increase) Decrease Marketable Securities            (4,559,284)         1,274,202
                                                       ------------       ------------

NET CASH PROVIDED BY (USED IN)
    INVESTMENT ACTIVITIES                                (4,968,920)         1,023,295

FINANCING ACTIVITIES
    Payments on Bank Mortgage Loan                                0            (15,519)
    Interest Expense Added To Note Payable                  213,750                  0
    Exercise of Common Stock Warrants                             0             92,400
   Proceeds from Sale of Common Stock                    16,217,393                  0
                                                       ------------       ------------

NET CASH PROVIDED BY
    FINANCING ACTIVITIES                                 16,431,143             76,881

                                                       ------------       ------------

INCREASE IN CASH AND
    CASH EQUIVALENTS                                     10,558,952            340,715

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                     551,142             96,179

CASH AND CASH EQUIVALENTS AT
                                                       ------------       ------------
    END OF PERIOD                                      $ 11,110,094       $    436,894
                                                       ============       ============

See Notes to Financial Statements






ROCHESTER MEDICAL CORPORATION
Notes to Financial Statements (Unaudited)
June 30, 1996


        NOTE A -- BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principes for complete financial statements. These financial statements should be read in conjunction with the financial statments and related notes included in the Company's 1995 Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

               Rochester Medical Corporation (the "Company") manufactures and markets leading edge male external catheters for the management of male urinary incontinence and leading edge silicone Foley catheters for urinary catheterization. The Company has also developed several advanced feature catheters which the Company believes will provide improved medical outcomes and which are in various stages of commercialization. The Company recently developed its FemSoft(TM) urethral assist insert for managing stress incontinence in active women. This new device, which builds on the Company's proprietary liquid encapsulation technology, is designed to support, rather than obstruct normal urethral functions and is intended to provide a new treatment modality for stress incontinence. The new FemSoft(TM) urethral assist insert is a soft and conformable insert having a reciprocal fluid transfer design which permits it to be simply inserted, worn, and removed for voiding; all without inflation, deflation, syringes, or valving mechanisms. The FemSoft(TM) urethral assist insert may also be expelled by voluntary voiding. The Company markets its products under its own Rochester Medical(R) brand and under existing private label arrangements, including a strategic marketing alliance with ConvaTec, a division of the Bristol-Myers Squibb Company.

RESULTS OF OPERATIONS

               The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

                                         Three Months            Nine Months
                                            Ended                   Ended
                                           June 30                 June 30
                                       ----------------        ----------------
                                       1996        1995        1996        1995
                                       ----        ----        ----        ----
Net Sales
       Private Label                     86%         84%         81%         79%
       Rochester Medical Brand           14%         16%         19%         21%
                                       ----        ----        ----        ----
Total Net Sales                         100%        100%        100%        100%
Cost of Sales                            65%         79%         69%         77%
                                       ----        ----        ----        ----
Gross Margin                             35%         21%         31%         23%

Operating Expenses
       Marketing and Selling             23%         31%         25%         30%
       Research and Development          25%          8%         22%         13%
       General and Administrative        15%         26%         18%         16%
                                       ----        ----        ----        ----

Total Operating Expenses                 63%         65%         65%         59%


Loss From Operations                    (28%)       (41%)       (34%)       (36%)
Interest Income (Expense) Net             9%         - %         10%         - %
                                                   ----        ----        ----
Net Loss                                (19%)       (44%)       (24%)       (36%)



THREE  MONTH AND NINE MONTH PERIODS ENDED JUNE 30, 1996 AND JUNE 30, 1995

               NET SALES. Net Sales increased 105% to $1,710,603 for the third quarter of fiscal 1996 from $833,994 for the third quarter of fiscal 1995, reflecting growth in both private label and Company branded sales. The increase in private label sales is due primarily to increased sales to Mentor and to Baxter. Total sales to Mentor, Baxter, and Hollister, respectively, comprised approximately 37% of net sales, 22% of net sales, and 10% of net sales for the quarter compared to 27%, 16%, and 20% of net sales for the comparable quarter of the prior year. Sales of Rochester Medical(R) brand products grew at a rate of 76% during the current quarter, and represented a relatively modest proportion of product mix due to the strong private label sales.

                Net Sales increased 69% to $3,753,254 for the nine months ended June 30, 1996, from $2,216,727 for the comparable nine months of the prior year. Sales of Rochester Medical(R) brand products grew at a rate of 48% during the current nine months over last year's comparable period. Factors affecting product mix are consistent with those discussed above for the third quarter. Total sales to Mentor, Baxter and Hollister comprised, respectively, approximately 25%, 22%, and 14% of net sales for the current nine month period, compared to approximately 10%, 21%, and 27% of net sales for the comparable period of the prior year.

               GROSS MARGIN. The Company's gross margin as a percentage of net sales was 35% for the third quarter of fiscal 1996 compared with 21% for the third quarter of fiscal 1995. The Company's gross margin during the current quarter benefited from increased efficiencies attributable to increased production volumes for both private label and branded product sales.

                The Company's gross margin as a percentage of net sales was 31% for the nine months ended June 30, 1996 compared with 23% for the nine months ended June 30, 1995. Factors affecting gross margin for the nine month period are consistent with those discussed above for the third quarter.

               MARKETING AND SELLING. Marketing and selling expense increased 53% to $388,485 for the third quarter of fiscal 1996 from $254,409 for the third quarter of fiscal 1995 due to increased personnel costs and promotional expenses for branded products. Marketing and selling expense rate decreased to 23% of net sales in the current quarter from 31% of net sales for the comparable prior quarter reflecting the impact of 105% sales growth.

               Marketing and selling expense increased 43% to $940,747 for the nine months ended June 30, 1996 from $660,350 for the nine months ended June 30, 1995. The increased expense reflects personnel and product promotion costs as discussed above for the current quarter. Marketing and selling expense rate decreased to 25% of net sales in the current nine month period from 30% of net sales for the comparable prior nine month period due to increased sales.

               RESEARCH AND DEVELOPMENT. Research and development expense increased 526% to $422,974 for the third quarter of fiscal 1996 from $67,560 for the third quarter of fiscal 1995. The increase is due to the addition of a new Director of Clinical and Regulatory Affairs and expenditures related to clinical testing of the Company's new FemSoft(TM) urethral assist device, as well as other of the Company's products in development. Research and development expense rate increased to 25% of net sales in the current quarter from 8% for the comparable prior quarter.

               Research and development expense increased 175% to $819,547 for the nine months ended June 30, 1996 from $297,830 for the nine months ended June 30, 1995, due to the factors discussed above for the third quarter. Research and development expense rate increased to 22% of net sales in the current nine month period from 13% for the comparable prior nine month period.

               GENERAL AND ADMINISTRATIVE. General and administrative expense increased 18% to $257,861 for the third quarter of fiscal 1996 from $217,755 for the third quarter of fiscal 1995. The expense increase relates to the development of administrative structures, primarily personnel and systems. General and administrative expense rate decreased to 15% of net sales in the current quarter from 26% of net sales for the comparable quarter of the prior year.

               General and administrative expense increased 80% to $659,835 for the nine months ended June 30, 1996 from $365,628 for the nine months ended June 30, 1995. The increased expense primarily reflects key personnel costs and administrative development factors noted above for the current quarter. General and administrative expense rate increased to 18% of net sales in the current nine month period from 16% of net sales for the comparable nine month period of the prior year.

               INTEREST INCOME (EXPENSE). Interest income increased to $229,984 for the third quarter of fiscal 1996 from $7,278 for the third quarter of fiscal 1995, and to $589,624 for the nine months ended June 30, 1996, from $35,154 for the nine months ended June 30, 1995, as a result of earnings on cash invested in December 1995 from the proceeds of the Company's public offering. Interest expense increased to $71,250 for the third quarter of fiscal 1996 from $10,130 for the third quarter of fiscal 1995, and $213,916 for the nine months ended June 30, 1996, from $30,400 for the nine months ended June 30, 1995. The increase in expense is a result of interest due on the $3 million convertible subordinated loan from ConvaTec made in August 1995, and the elimination of interest payments on a mortgage loan that was repaid from the proceeds of the ConvaTec loan.

LIQUIDITY AND CAPITAL RESOURCES

               The Company's cash and marketable securities at June 30, 1996 were $18,023,577 compared to $2,905,341 at September 30, 1995, a net increase of $15,118,236. Net proceeds of $16,217,393 from a public stock offering in the first quarter of the current fiscal year represent the primary source of the additional liquidity.

               Cash of $903,271 was used to fund operating activities during the nine month period ended June 30, 1996. Essentially all of this amount relates to the net operating loss for the nine month period, exclusive of non-cash depreciation and amortization expenses.

               Trade accounts receivable and inventory balances at June 30, 1996, increased $596,190 (79%) and $327,689 (42%) respectively, from September 30, 1995. Receivable balances reflect the increase in sales levels, and the inventory build is in preparation for anticipated future sales.

               Changes in other asset and liability balances are insignificant and relate primarily to timing of expense recognition.

               Capital expenditures of $329,860 were made during the current nine month period, primarily related to expansion of the existing production facility and initial expenditures on a new production facility. Patent expenditures of $79,776 relate to filings on the Company's new FemSoft(TM) products.

BUSINESS OUTLOOK

               The following discussion contains forward looking statements that involve risks and uncertainties, including the timing of purchases by customers, manufacturing capacities for both current products and new products, the timing of clinical preference testing and product introductions, and FDA review and response times, as well as other risk factors listed from time to time in the Company's SEC reports and filings, including, without limitation, the section entitled "Risk Factors" in the Company's Annual Report on Form 10-KSB (Part II,
Item 6) for the year ended September 30, 1995, and in the Company's Prospectus dated July 25, 1996.

               Consolidation and integration in the domestic health care industry have tended to favor growth of private label sales over growth in sales of branded products. The Company is engaged in strategic planning to identify appropriate market opportunities for its current products and for its newer products in development. The Company intends to develop and refine marketing strategies for each of its products, and to structure its domestic sales and marketing organization to address these market trends. The Company's continuing sales growth of private label products partly depends upon continuing purchases by Mentor Corporation. Mentor holds a patent license from the company which would permit Mentor to commence manufacturing the silicone male external catheter which it presently purchases from the Company. However, the Company has not been advised by Mentor that it intends to establish a facility to manufacture such product itself.

               Sales growth has consumed much of the Company's excess manufacturing capacity for certain of its current products. The Company presently anticipates continuing sales growth for such products, including growth which may result from future purchases by ConvaTec, as well as by other of the Company's customers. As a result, the Company is presently planning to expand it manufacturing capacities for such products. Unseasonable weather conditions and delays in receiving federally required permits caused temporary construction delays for the Company's new manufacturing and office facilities. The Company presently expects to occupy the new facilities and to commence manufacturing operations at the new facilities by mid 1997.

               The Company recently filed its Investigational Plan with the FDA for its new FemSoft(TM) urethral assist insert and expects to begin clinical testing of this new device by calendar year end, with the results to be submitted to the FDA during 1997 as a part of a PMA application for that device. The Company and ConvaTec are currently finalizing arrangements for joint clinical preference testing of the intermittent Personal(TM) catheter, the Comfort Sleeve(TM) Foley catheter, and the FemSoft(TM) continuous drain catheter, and the Company anticipates that clinical preference testing of those products will begin in the coming months. Each of those products has already received marketing approval from the FDA, and the clinical preference testing will be conducted for marketing related purposes. The Company is presently completing clinical testing of its Medicated Foley catheter at the University of Wisconsin Medical School, and expects that the results of those tests will be announced by calendar year end. If the results are favorable, the Company intends to resubmit a 510-K marketing approval application for the Medicated Foley catheter to the FDA.

               The FDA recently proposed labeling regulations requiring medical products containing latex to be marked as such and prohibiting such products from being labeled as "hypoallergenic." The Company believes the proposed FDA regulations, if adopted, may have a beneficial effect on the Company's future sales.

               The Company anticipates significant capital requirements in the near future in order to finance expanded manufacturing facilities and equipment for its current products and for its new FemSoft(TM) female incontinence product line, to continue its marketing efforts, including the expansion of its marketing and sales operations, to conduct clinical testing for products in development, and to bring such products to market.

               The Company's current cash resources should be sufficient to finance these requirements for the foreseeable future; however, management intends to pursue appropriate debt financing alternatives for new production facilities and equipment. Management also intends to evaluate the additional capital requirements occasioned by the Company's development of its new FemSoft(TM) urethral assist device, and to consider such additional debt or equity financing as may be necessary or appropriate for the commercialization of that product.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.


ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:  None

         (b) Reports on Form 8-K:  None



                                   SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Rochester Medical Corporation


Date:  August 2, 1996                    By:  /s/ Anthony J. Conway
                                              ---------------------
                                                  Anthony J. Conway
                                                  Chief Executive Officer,


Date: August 2, 1996                     By:  /s/ Brian J. Wierzbinski
                                              ------------------------
                                                  Brian J. Wierzbinski
                                                  Chief Financial Officer