Form 10QSB/A
period 1996-06-30
ROCHESTER MEDICAL CORPORATION
filed 1996-10-17
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB/A


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



This form 10QSB/A is being submitted to include exhibit 27, the Financial Data Schedule.



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 27.  Financial Data Schedule

         (b) Reports on Form 8-K:

             None




                                   SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Rochester Medical Corporation


Date:  October 16, 1996                    By:  /s/ Anthony J. Conway
                                              ---------------------
                                                  Anthony J. Conway
                                                  Chief Executive Officer,


Date:  October 16, 1996                    By:  /s/ Brian J. Wierzbinski
                                              ------------------------
                                                  Brian J. Wierzbinski
                                                  Chief Financial Officer