Form 10KSB
period 1996-09-30
ROCHESTER MEDICAL CORPORATION
filed 1996-12-19
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                   of 1934

                   FOR FISCAL YEAR ENDED SEPTEMBER 30, 1996

                       Commission File Number: 0-18933

                        ROCHESTER MEDICAL CORPORATION


       MINNESOTA                                          41-1613227
State of Incorporation                          IRS Employer Identification No.

                            1500 SECOND AVENUE N. W.
                          STEWARTVILLE, MINNESOTA 55976
                     Address of Principal Executive Offices

                         Telephone Number: 507/533-4203

        Securities Registered pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                         COMMON STOCK WITHOUT PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes |X| No

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|_|

The issuer's revenues for its most recent fiscal year were $5,540,408

The aggregate market value of voting stock held by non-affiliates based upon the closing NASDAQ sale price on December 13, 1996 was $57,288,000.

Number of shares outstanding on December 13, 1996 was 4,128,500 Common Shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for its January 16, 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

Sequentially Numbered Pages: 55       Index to Exhibits on Page:  45

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

Rochester Medical Corporation (the "Company") designs, develops, manufactures and markets innovative, disposable, latex-free continence care products and other urological devices of highest quality and value that are intended to provide improved medical outcomes at reduced overall treatment costs. The Company uses its proprietary manufacturing processes and materials and design expertise to develop and manufacture innovative devices cost effectively. The Company holds several patents covering certain of its products and manufacturing technologies and processes.

The Company currently manufactures and markets a line of leading edge male external catheters for the management of male urinary incontinence and a line of leading edge silicone Foley catheters for urinary catheterization to manage elimination of urinary waste.

The Company has developed significant devices intended to provide new treatment modalities and improved medical outcomes at lower overall treatment costs. These include the Company's Antibacterial Foley catheter to reduce the incidence of catheter induced urinary tract bacterial infections, and the Company's FEMSOFT(TM) female continence insert for managing incontinence in active women. Both of these products are currently undergoing processes necessary to obtain FDA marketing approval.

The Company has also developed and obtained FDA marketing approval for several advanced feature catheters which the Company believes will provide enhanced medical outcomes at treatment costs which are competitive or favorable to current overall treatment costs. These advanced feature catheters include the FEMSOFT continuous drain catheter for management of certain female incontinence conditions; a COMFORT SLEEVE(R) Foley Catheter, a proprietary improvement to standard Foley catheters; and an intermittent PERSONAL CATHETER(TM) for periodic urinary self-catheterization. The Company intends to conduct clinical preference testing of these products before they are introduced into the market.

The Company manufactures catheters and other urological devices from silicone and other synthetic polymers which offer medical advantages compared with latex-based products. Latex-based products typically irritate and damage urinary tissues, may cause allergic reactions, and have recently begun to become the subject of medical malpractice and products liability lawsuits. The Company's proprietary manufacturing technologies and processes simplify and automate traditional catheter manufacturing techniques to reduce the Company's manufacturing costs. The Company's proprietary liquid encapsulation technology permits the Company to manufacture high volumes of innovative devices having soft, liquid filled, conformable shapes that are preferable to rigid devices for insertion into the urethra. The Company's proprietary technology also allows the Company to incorporate a sustained release antibacterial agent into the devices.

The Company markets its products domestically and internationally under its own ROCHESTER MEDICAL(R) brand and through private label agreements with large manufacturers and marketers of medical devices, including its strategic alliance with ConvaTec, a Bristol-Myers Squibb Company ("ConvaTec").

The Company was incorporated in Minnesota in April, 1988. Through fiscal 1992, the Company was a development stage company, engaged primarily in the development of its silicone Foley and male external catheters and of its proprietary manufacturing technologies. In fiscal 1992, the Company began commercial sales of silicone male external catheters under a private label arrangement with Mentor Corporation ("Mentor"). In fiscal 1993, the Company introduced its silicone Foley catheter and began marketing activities under its own ROCHESTER MEDICAL brand. From fiscal 1993 through fiscal 1995, the Company expanded its Foley and male external catheter product offerings, entered into further private label arrangements for distribution of its products, increased its marketing activities for its ROCHESTER MEDICAL brand and continued research and development activities for its significant and advanced feature devices. In August 1995, the Company entered into a development and marketing agreement with ConvaTec, under which ConvaTec has worldwide rights, subject to the Company's existing agreements, to market the Company's existing and future products under the ConvaTec brand. At the same time, the Company retains worldwide rights to market its products under the ROCHESTER MEDICAL brand. The Company and ConvaTec also may agree to work cooperatively to develop additional incontinence and urological products. As part of this relationship, ConvaTec invested $3 million in the Company in the form of a convertible loan. ConvaTec has an extensive sales organization in the United States and approximately 70 other countries.

During fiscal 1996, the Company continued sales growth across its product lines and expanded its male external and Foley catheter product offerings. The Company also continued to develop and prepare for the introduction of its significant and advanced feature products. During the year, the Company completed a major clinical study of its Antibacterial Foley catheter, and began preparations for submitting a 510-k notification to seek FDA marketing approval for that device. The Company also announced development of its new FEMSOFT(TM) female continence insert, obtained FDA approval to conduct clinical studies of that device, and began enrolling institutions to perform the studies. The Company also began construction of a 52,000 square foot manufacturing and office facility principally to house its FEMSOFT manufacturing operations, and began a 12,000 square foot expansion of its current manufacturing facility to provide additional male external and Foley catheter manufacturing capacity.

URINARY INCONTINENCE

In the urinary system, the kidneys filter waste products from the circulatory system, creating urine to remove the waste. Urine drains from the kidneys into the bladder, which serves as a reservoir until emptied through urination. As the bladder fills, the bladder is relaxed while the urinary sphincter contracts to prevent urination. During urination, the urinary sphincter relaxes as the bladder contracts to evacuate urine through the bladder neck and urethra.

Under various circumstances, such as a malfunction in the urinary system, individuals may become unable to properly manage the release of their urine. In addition, under other circumstances, such as during or following surgery, it may be desirable for medical professionals to manage the functioning of an individual's urinary system. The occurrence of these situations has led to the introduction of products and treatments designed to capture or control the release of urine. These products include incontinence and urological devices, which generally have application in three major categories: incontinence, surgery and other medical procedures, and other urological conditions.

A malfunction of any part of the urinary system can cause urinary incontinence, a condition involving the involuntary loss of urine. The Company believes that urinary incontinence is more prevalent among women as compared to men primarily because women suffer significant pelvic trauma during pregnancy and childbirth, women do not have a prostate to aid in closing the urethra, and women have far shorter urethras (and hence less muscular pressure to close the urethra). There are three primary forms of urinary incontinence:

      * STRESS INCONTINENCE is the involuntary loss of urine caused by an increase in abdominal pressure during common activities, such as laughing, sneezing, coughing, lifting or even standing up. The most common cause of stress incontinence is a significant displacement of the urethra and bladder neck during exertion. In women, stress incontinence is primarily caused by pregnancy and childbirth. Stress incontinence represents approximately 50% of all cases of incontinence.

      * URGE INCONTINENCE is the involuntary loss of urine due to an unwanted bladder contraction which is associated with a strong, uncontrollable desire to urinate. Urge incontinence is often associated with neurological damage from strokes, Alzheimer's Disease, multiple sclerosis and other conditions.

      * OVERFLOW INCONTINENCE is the involuntary loss of urine when the amount of urine produced exceeds the bladder's capacity. Overflow incontinence is caused by a loss of bladder muscle tone due to disease or trauma, including diabetes, spinal cord injury, prostate cancer or pelvic surgery.

The consequences of urinary incontinence, including depression, discomfort and embarrassment about appearance and odor, are significant and often result in a dramatic change in the quality of life. Urinary incontinence sufferers may have symptoms of more than one form of urinary incontinence and often may use a variety of treatments to manage their condition. Treatment options for incontinence include adult diapers and other absorbent products, male external catheters, Foley catheters, pharmaceuticals, surgery, implantable devices, injectable materials and electrical stimulation and biofeedback.

SURGERY AND OTHER MEDICAL PROCEDURES. During surgery, post-operative recovery and certain other medical procedures, it is often necessary for medical professionals to monitor the flow of urine and manage urinary functions. Typically, Foley catheters that continuously drain the bladder are placed in these patients for limited time periods. HHS has reported estimates that as many as one out of four hospital patients in acute care settings undergoes this type of short-term urinary catheterization.

OTHER UROLOGICAL CONDITIONS. A number of other urological conditions may require the management of the elimination of urine from the body. Individuals suffering from urinary retention are unable to empty their bladders and require an alternative method of completely excreting urine. Other urological procedures, such as resection of the prostate, require the irrigation of the bladder post-operatively. Additionally, urine specimens may need to be obtained in circumstances where normally voided specimens are not obtainable or desirable. These urological conditions may be treated using Foley catheters or intermittent catheters that are periodically inserted to drain the bladder and then removed.

MARKETS AND MARKET TRENDS

The management of urinary incontinence and other urological conditions as well as the management of urinary functions in connection with surgery, post-operative recovery and certain other medical procedures result in significant healthcare costs. A 1994 report by the United States Department of Health and Human Services ("HHS") estimates that approximately 10 million people in the United States suffer from urinary incontinence and estimates the direct costs of caring for persons with urinary incontinence in the United States exceed $10 billion annually. A more recent (1996) report by Medical Data International, Inc., places the number of persons suffering from urinary incontinence in the United States at 13 million to 15 million, and estimates the costs of care at more than $15 billion annually, Both reports estimate that women comprise approximately 80% of persons suffering from urinary incontinence in the United States. In addition to the costs associated with urinary incontinence, many surgery, post-operative recovery and other medical procedures require medical intervention in the form of short term urinary catheterization to manage urinary functions, also resulting in substantial healthcare costs. HHS has reported estimates that as many as one out of four hospital patients in acute care settings undergoes such short-term urinary catheterization. Moreover, HHS estimates that 40% of all hospital acquired infections, which entail substantial additional treatment costs and increased risks of mortality, are a direct result of such short-term urinary catheterization. HHS has also reported that more than 100,000 patients in American nursing homes have long-term catheters in place.

An aging United States population is resulting in an increase in urinary incontinence, surgeries and other urological conditions. According to US Census estimates, the segment of the US population 50 years of age and older is projected to grow 26% between 1990 and 2000 from approximately 65 million to 80 million individuals. Although aging does not cause urinary incontinence, the condition is more prevalent among the elderly because they have a greater incidence of disorders that cause urinary incontinence. Medical researchers have estimated that 15% to 30% of persons over age 60, and a substantial percentage of nursing home residents, require treatment for urinary incontinence. Similarly, aging is associated with an increased incidence of conditions requiring surgery and causing other urological conditions that are managed with urinary catheterization.

The healthcare market in the United States is currently undergoing broad changes brought on by the rapid introduction and application of managed care. The changes are characterized by the pervasive consolidation and integration of medical providers, payors and practitioners into integrated delivery networks, consolidated buying groups and large hospital chains which generally operate on the basis of significantly discounted fees and costs against large volumes of services and products. These managed care groups seek to deliver comprehensive, cost-effective health care through a system that influences the cost and utilization of services and monitors delivery performance. Typically, managed care organizations select products primarily on the basis of cost where competitive products are functionally equivalent. Furthermore, to control costs associated with the management of purchases and inventories, managed care organizations are consolidating and restructuring their purchasing patterns typically to purchase under competitively bid supply contracts from a small number of suppliers with broad product offerings in order reduce administrative costs, further consolidate procurement volumes and leverage purchasing power to obtain favorable inventory management services.

As in the overall healthcare market, the market for incontinence and urological products has been affected by increasing pressure to control healthcare costs and by the growing influence of managed care organizations. In a managed care environment, most purchases of commodity type medical products, for which functionally equivalent products are widely available, are made principally on the basis of lowest cost. Moreover, these commodity type products are frequently furnished through broad product offerings suitable for large, group purchases. Innovative medical products, however, which provide improved patient outcomes at reduced overall treatment costs and for which functionally equivalent products are not available, may still be purchased by managed care institutions outside the constraints of competitively bid supply contracts.

In an effort to constrain costs while yet providing improved patient outcomes, medical device manufacturers are focusing on improving product materials and features. These manufacturers are attempting to control production costs by developing cost effective production techniques. In addition, efforts by third party payors to control healthcare costs are increasing the use of home healthcare which requires devices that may be more easily used by patients. In response to this trend, medical device manufacturers are focusing on devices that may be self-administered by the patient. In response to the trend toward competitively bid group purchase contracts, manufacturers and distributors of disposable medical products are seeking to furnish suitable products through arrangements that include a broad range of related products.

Quality of life concerns relating to urinary incontinence, such as depression, discomfort and embarrassment about appearance and odor, have created a demand for innovative medical products and procedures to replace the widespread use of adult diapers as the principal means of managing urinary incontinence in an aging population.

Concerns about patient outcomes, together with more recent occurrences of latex-related products liability and medical malpractice lawsuits, have caused hospitals and other healthcare providers to investigate cost-competitive alternatives to latex-based incontinence and urological devices. Historically, latex has been the most commonly used material for incontinence and urological devices. Latex, however, contains natural proteins and allergens that may often irritate and damage the surrounding tissue and can cause allergic reactions. Latex catheters can be more harmful and uncomfortable to use than products made from synthetic materials because latex is cytotoxic (damaging to tissue) and because crystals of urine salt form more easily on the surface of latex catheters. This can make withdrawal of latex catheters cause painful tissue trauma, and can also result in the development of permanent strictures (scar tissue) inside the urethra. Latex allergies are now recognized by healthcare providers and, increasingly, by trial lawyers and the general public as a significant, and sometimes life-threatening problem for some patients. A number of latex allergy support groups and one law firm now maintain their own internet web pages offering information about latex allergies.

Other concerns regarding patient outcomes and treatment costs, including catheter induced urinary tract infection ("CUTI"), and the prevalence of CUTI bacterial strains that have grown resistant to systemic antibiotics, have led to a growing demand for innovative incontinence and urological devices that address these concerns while providing overall savings in treatment costs.

BUSINESS STRATEGY

The Company's objective is to become a leading developer and worldwide marketer of innovative continence care products of highest quality and value. The Company intends to achieve this objective by continuing to utilize its proprietary technology, manufacturing and materials expertise to develop and manufacture a broad range of disposable latex-free incontinence and urological catheters and other urological devices that are cost competitive and that provide improved medical outcomes and enhanced treatment of urological conditions. The Company intends to market these devices appropriately to the various industry segments, including managed care organizations, which consume disposable urological devices of the kind that are or may be offered by the Company.

PRODUCTS

The Company produces and is developing a broad range of disposable latex-free incontinence and other urological devices. The Company's current products and certain of its products in development are listed in the following table:

 PRODUCT                               APPLICATIONS                                    STATUS

CURRENT PRODUCTS
  Male External Catheters:             Management of male incontinence                 Marketed
   NATURAL Catheter                                                                    products
   POP-ON Catheter
   WIDE BAND Catheter
   ULTRAFLEX Catheter
  Foley Catheter                       Surgery and post-operative recovery             Marketed
   Standard                            Incontinence management                         products
   Pediatric                           Management of other urological
   3-way                               conditions

  PERSONAL Catheter                    Periodic self-catheterization                   510(k) clearance
                                       for retention management                        received / preference
                                                                                       testing pending

  FEMSOFT Continuous Drain Catheter    Female incontinence management                  510(k)clearance
                                       Replacement for standard Foley                  received / preference
                                       catheter                                        testing to be scheduled

  COMFORT SLEEVE Foley Catheter        Surgery and post-operative recovery             510(k) clearance
                                       Incontinence management                         received / preference
                                       Management of other urological conditions       testing to be scheduled
PRODUCTS IN DEVELOPMENT
  Antibacterial Foley Catheter         Surgery and post-operative recovery             Clinical trials
                                       Incontinence management                         complete / pending
                                       Management of other urological                  510(k) notification
                                       conditions
                                       Reduce the incidence of CUTI

  FEMSOFT Female Continence Insert     Female incontinence management                  IDE approved /
                                                                                       In clinical trials

  FEMSOFT valved catheter              Female incontinence management                  In development
                                       Management of other urological
                                       conditions


ULTRAFLEX(R), NATURAL CATHETER(TM), POP-ON(TM), WIDE BAND(TM), PERSONAL CATHETER(TM), FEMSOFT(TM), COMFORT SLEEVE(R), and ROCHESTER MEDICAL(R) are trademarks of the Company.

CURRENT PRODUCTS

The Company currently manufactures and markets a broad line of male external catheters for the management of male urinary incontinence, including its ULTRAFLEX, NATURAL, POP-ON and WIDE BAND male external catheters.

The Company currently manufactures and markets a broad offering of leading edge silicone Foley catheters in all standard adult and pediatric sizes for urinary catheterization to manage elimination of urinary waste.

The Company has developed its Antibacterial Foley catheter to reduce the incidence of catheter induced urinary tract bacterial infections. This device incorporates an antibacterial agent into the silicone matrix forming the catheter, and releases the antibacterial agent into the urethra on a sustained basis. Recently completed clinical trials of the Antibacterial Foley catheter show in a large, random, prospective and blinded study that it significantly reduced the incidence of bacterial infections, without adverse reactions, in newly catheterized hospital patients who were catheterized from one to seven days, a period typical of approximately 90% of all hospital catheterizations. The Company is currently preparing a 510-k submission to the Food and Drug Administration ("FDA") to obtain clearance to market the Antibacterial Foley Catheter.

The Company has developed its FEMSOFT female continence insert for managing incontinence in active women. This device builds on the Company's proprietary liquid encapsulation technology and supports, rather than obstructs, normal urethral functions. The device is a soft and conformable insert having a reciprocal fluid transfer design which permits it to be simply inserted, worn, and removed for voiding; all without inflation, deflation, syringes, or valving mechanisms. The Company has received FDA approval of a clinical study protocol to conduct clinical trials of the FEMSOFT female continence insert, and the Company has enrolled medical institutions to conduct the clinical trials which are scheduled to begin in early 1997. Upon receipt of data derived from these trials, the Company intends to file a Premarket Approval (PMA) application with the FDA for this device.

The Company has also developed several advanced feature catheters which the Company believes will provide enhanced medical outcomes at treatment costs that are competitive or favorable to current overall treatment costs. These include a line of FEMSOFT continuous drain and valved catheters for management of certain female incontinence conditions; a COMFORT SLEEVE(TM) Foley Catheter, a proprietary improvement to standard Foley catheters; and its intermittent PERSONAL CATHETER(TM) for periodic urinary self-catheterization. The Company has obtained marketing clearance from the FDA to market the PERSONAL CATHETER, the FEMSOFT continuous drain catheter, the COMFORT SLEEVE Foley catheter. The Company intends to conduct clinical preference testing of these products before they are introduced to the market.

MALE EXTERNAL CATHETERS. Male external catheters are disposable devices for the daily management of male incontinence. The male external catheter consists of a condom-like sheath that tapers into a cone and funnel. The sheath is unrolled upon the male member and adheres by means of an adhesive, either contained as a part of the wall of the sheath ("self-adhering") or provided by a separate strip of adhesive tape ("tape-on"). The male external catheter drains through an attached tube into a leg bag which is periodically emptied. Typically, the male external catheter is removed and discarded daily. Though the devices may be applied by healthcare professionals, male external catheters are designed for self-administration. These catheters are used primarily in home care settings and long-term care facilities.

The Company manufactures and markets four types of latex-free male external catheters: the NATURAL, POP-ON, WIDE BAND and ULTRAFLEX catheters. The NATURAL catheter is a self-adhering male external catheter made from silicone, a non-toxic, biocompatible and hypoallergenic material that eliminates the risks of latex allergy reactions, including skin irritation. The NATURAL catheter is odor free and has greater gas permeability than other catheters on the market. Gas permeability allows the skin to "breathe" which is beneficial during extended contact with a catheter and also permits greater patient comfort. The Company's self-adhering NATURAL catheter allows ease of application and provides a strong bond to the skin for greater patient confidence and increased duration of wear. Unlike latex male external catheters, the NATURAL catheter is transparent, permitting visual skin inspection without removal of the catheter and aiding proper placement of the catheter. The Company's kink-proof funnel design ensures uninterrupted urine flow. The NATURAL catheter is produced in five sizes for a better patient fit. The Company markets its NATURAL catheter under its own brand, and markets versions of the NATURAL catheter under private label arrangements. See "Private Label Distribution Agreements."

The Company's POP-ON self-adhering male external catheter is made from silicone and has all of the same advantages as the Company's NATURAL catheter. In addition, however, the POP-ON catheter has a sheath that is shorter than that of a standard male external catheter and has adhesive applied to the full length of the sheath. Typically, self-adhering male external catheters position the adhesive midway down the catheter sheath. The Company's proprietary manufacturing technology does not constrain the location of the adhesive on the sheath, enabling the manufacture of a catheter with sufficient adhesive strength in a shorter sheath. The POP-ON male external catheter is designed to accommodate patients who have retracted male members or other physical impediments to using standard length male external catheters. In addition, the Company believes the POP-ON catheter may be used by patients as a way to vary the position of the catheter's adhesive on the user, thereby reducing adhesive induced irritation. The POP-ON catheter is available in five sizes and is marketed under the Company's brand.

The Company's WIDE BAND self-adhering male external catheter is made from silicone and has all of the same advantages as the Company's NATURAL catheter. In addition, however, the WIDE BAND catheter, which is of standard length, has an adhesive band which extends over the full length of the sheath, providing approximately 70% more adhesive coverage than other male external catheters currently on the market. This innovation is again permitted by the Company's manufacturing technology which does not constrain the location of the adhesive on the sheath. The WIDE BAND catheter is designed to address the single most prevalent complaint regarding male external catheters, being the adhesive failure and resulting leakage that often occur due to normal activities which incrementally loosen the adhesive and ultimately permit leakage. The WIDE BAND catheter, also available in five sizes, was commercially introduced by the Company in October 1996, and is currently marketed under the Company's brand.

The Company's ULTRAFLEX male external catheter is made from its proprietary ULTRAFLEX elastomeric material, a non-toxic and biocompatible material that eliminates the risk of latex allergy reactions. The ULTRAFLEX catheter provides some of the same beneficial features as the Company's NATURAL catheter. The Company offers its ULTRAFLEX catheter in five sizes at prices competitive to latex male external catheters. The ULTRAFLEX catheter is marketed under the Company's own brand and under private label distribution.
See "Private Label Distribution Agreements."

FOLEY CATHETER. The Foley catheter is an in-dwelling catheter that provides continuous drainage of the bladder and is primarily used in connection with surgery and other medical procedures and for incontinence and retention management. A Foley catheter consists of a tube (the "catheter tube") with interior conduits ("lumens") and an inflatable balloon portion near one end. The balloon end of the Foley catheter is inserted through the urethra into the bladder. A sterile saline solution is injected into the balloon lumen to inflate the balloon inside the bladder and prevent the catheter from being withdrawn. Urine drains through eyelets in the tip of the catheter into the drain lumen, which is connected by tubing to an external collection device, such as a leg bag. The Foley catheter is removed from the body by opening the valve on the balloon lumen and aspirating the saline with a syringe, which deflates the balloon and allows the catheter to be withdrawn through the urethra. A Foley catheter is inserted primarily by healthcare professionals and is not designed for self-use.

The Company's silicone Foley catheter avoids the irritation and discomfort which can result from the cytotoxic effects (tissue damage) caused by latex-based Foley catheters. This catheter also avoids allergic reactions in latex sensitive patients. In addition, the Company's silicone Foley catheter can reduce irritation to urinary tissue because silicone minimizes encrustation of urine salt crystals and bacterial secretions on the catheter and does not absorb body fluids or swell as may be the case with latex catheters. The Company's automated manufacturing process integrates the balloon into the structure of the Foley catheter, resulting in a smoother, more uniform exterior that may help reduce irritation to urinary tissue. The balloon portion of competing silicone Foley catheters is formed by hand in a separate procedure involving gluing and burnishing. The Company's Foley catheter features solid, rounded tips for ease of insertion and smooth, proportional eyes for ease of insertion and maximum drainage. The Company's Foley catheter is made of transparent silicone which permits observation of urine flow by healthcare professionals. The Company's Foley catheter is packaged in single catheter strips and sold under the Rochester Medical brand name and under private label arrangements. In addition, the Company sells its Foley catheter in bulk under private label arrangements for packaging in kits with tubing, collection bags and other materials used with the Foley catheter. The Company's Foley catheter is offered in a standard two lumen version and in a three lumen version for irrigation of the urinary tract. The Company offers Foley catheters in all standard adult and pediatric sizes as well as in specialized pediatric sizes. The Company's silicone Foley catheter is priced competitively compared to a substantial majority of latex catheters sold in the United States. See "Private Label Distribution Agreements."

PERSONAL CATHETER. Intermittent catheters are disposable catheters that have a single lumen to drain the bladder and are used primarily in periodic self-catheterization for retention management. The Company's proprietary technology permits the PERSONAL CATHETER to be manufactured from two different silicones, with a stiff core catheter tube and a softer outer cover. The Company believes this construction will provide sufficient stiffness for ease of insertion, while the softer cover will reduce tissue irritation during insertion. Most competitive intermittent catheters are made from thermoplastics, which become stiffer when cool and more flexible when warm and which also tend to deform if bent for any length of time, as when carried in a purse or pocket. The PERSONAL CATHETER is not sensitive to normal temperature variations and does not deform if bent for storage. Although the PERSONAL CATHETER is intended to be sold for a single use, the Company believes it is easier to clean and better able than comparable thermoplastic catheters to withstand a common cleaning technique, clean intermittent catheterization, that enables the reuse of intermittent catheters. The Company intends to produce the PERSONAL CATHETER in three lengths and multiple diameters.

The Company has not commenced marketing its PERSONAL CATHETER, although the Company has received marketing clearance from the FDA. Before commercial introduction of this catheter, the Company intends to participate with ConvaTec in joint clinical preference tests with several leading physicians and medical institutions to determine appropriate usage protocols and patient preferences. The clinical preference testing for the PERSONAL CATHETER is expected to occur during the coming months. There can be no assurance, however, that these tests will be completed during calendar 1997, or that the results of these tests will not require modification to the design or manufacture of the PERSONAL CATHETER and delay the introduction of the product into the market.

FEMSOFT CONTINUOUS DRAIN CATHETER. The FEMSOFT continuous drain catheter is a disposable self-administered catheter utilizing the Company's proprietary liquid encapsulation technology that is designed for the daily management of female incontinence. The FEMSOFT continuous drain catheter is a self-retaining catheter that consists of a silicone lumen of variable length surrounded by a soft, liquid-filled silicone sleeve. To position the FEMSOFT continuous drain catheter, the user inserts a catheter of prescribed length through the urethra into the bladder. The user compresses a self-contained liquid-filled reservoir at the exterior end of the catheter to move the liquid through the catheter sleeve to inflate an expandable portion of the catheter positioned inside the bladder. A soft shroud covers the reservoir to prevent the liquid from flowing back to the reservoir and to maintain inflation of the catheter. The FEMSOFT continuous drain catheter is then attached to any standard collection device. To deflate and remove the FEMSOFT continuous drain catheter, the shroud is easily pulled off the sleeve to allow the liquid to flow back into the reservoir.

The FEMSOFT continuous drain catheter has been designed to be easy to use and convenient for the patient. The FEMSOFT continuous drain catheter may be inserted once daily, and the Company believes a majority of urinary incontinence sufferers can safely position the catheter and inflate it using the liquid-filled reservoir. The soft and conformable, liquid-filled silicone sleeve of the FEMSOFT continuous drain catheter is designed to reduce tissue irritation and minimize by-pass leakage. The FEMSOFT continuous drain catheter is designed to manage all forms of urinary incontinence by continuously emptying the bladder. Beyond its applications for urinary incontinence, the FEMSOFT continuous drain catheter may function as a more comfortable, less expensive replacement for some uses of standard Foley catheters by women.

The Company has received 510-k marketing clearance from the FDA for the FEMSOFT continuous drain catheter, but the Company has not commenced marketing the catheter. Before commercial introduction of this catheter, the Company intends to conduct clinical preference tests with several leading physicians and medical institutions to determine appropriate usage protocols and patient preferences. While the Company currently can produce limited quantities of the FEMSOFT continuous drain catheter for testing and other purposes, the Company must complete the construction of its new manufacturing facility before beginning production of commercial quantities of the catheter. The Company has not yet scheduled clinical testing of the catheter. See "Facilities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMFORT SLEEVE FOLEY CATHETER. The Company has developed and patented its COMFORT SLEEVE Foley catheter, a Foley catheter with a flexible, liquid-filled sheath encasing the urethral section of the catheter tube. The COMFORT SLEEVE Foley catheter utilizes the Company's proprietary liquid encapsulation technology to provide improved comfort compared with standard Foley catheters because its liquid-filled urethral section is softer and more pliable than ordinary Foley catheters. The design of the COMFORT SLEEVE Foley catheter also permits the catheter tube to move and rotate independently of the flexible encasing sheath, lessening abrasion and irritation to the urethra during use. In addition, since neither the urethra nor its openings are round, but are rather flat or ribbon shaped, leakage often occurs from the bladder along the exterior of the catheter tube in a standard Foley catheter. The COMFORT SLEEVE Foley catheter is designed to reduce leakage because the flexible sheath will conform to the shape of the urethra. The Company manufactures the COMFORT SLEEVE Foley catheter from silicone, which provides the same medical advantages as the Company's standard silicone Foley catheters.

Although the Company has received 510-k marketing clearance from the FDA to market the COMFORT SLEEVE Foley catheter, the Company has not commenced marketing that device. Prior to introducing the COMFORT SLEEVE Foley catheter, the Company intends to conduct clinical preference testing with several leading physicians and medical institutions in order to determine appropriate usage protocols and patient preferences. The Company has not yet scheduled clinical preference testing for this device. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTS IN DEVELOPMENT

ANTIBACTERIAL FOLEY CATHETER. The Company's Antibacterial Foley catheter recently completed a year-long clinical study at the University of Wisconsin. The clinical study, involving over 400 patients in a prospective, randomized investigator-blinded clinical trial, found the Company's Antibacterial Foley catheter to have a significantly lower rate of catheter associated urinary tract bacterial infection than a standard, non-medicated Foley catheter in newly catheterized patients who are catheterized from one to seven days, a period that is typical of approximately 90% of all hospital catheterizations. The clinical study was designed and carried out by Dennis G. Maki, MD, Professor of Medicine and Head of the Section of Infectious Diseases in the Department of Medicine of the University of Wisconsin Medical School, and Hospital Epidemiologist. The results of the clinical study followed the published findings from earlier IN VITRO (laboratory) testing that the Antibacterial Foley catheter is effective against most bacterial strains that are associated with catheter linked infections, including many strains that are resistant to systemic antibiotics. Based upon these findings, the Company is presently preparing a 510-k submission to the FDA seeking approval to market the Antibacterial Foley catheter. See "Government Regulation."

Catheter induced urinary tract infection is a common problem among patients receiving Foley catheterization in both hospital and chronic care settings. The Center for Disease Control has reported that hospital related CUTI prolongs hospital stays by an estimated 2.4 to 4.5 days and results in significantly increased costs and risks of mortality. CUTI is thought to be primarily caused by bacteria that migrate through the urethra into the bladder along the outside of a catheter. The catheter-urethral interface provides a favorable environment for bacterial growth because the bacteria are insulated by the catheter wall from the normal flushing effect of urination. Antibiotics that are administered to prevent or control CUTI may control the bacterial infection in the bladder, but are generally unable to affect bacterial colonies in the urethra since these are insulated by the catheter wall from the antibiotics contained in the evacuating urine.

The Antibacterial Foley catheter is designed to reduce the incidence or severity of CUTI and to lessen the need for antibiotics routinely administered to catheterized patients to treat CUTI. The Antibacterial Foley catheter incorporates nitrofurazone, an antibacterial agent, into the silicone matrix which forms the body of the catheter. Nitrofurazone is a synthetic antibacterial nitrofuran derivative, which is most commonly used topically as an adjunctive therapy to control infection in severe burn cases, and also for prevention of infection of skin graft and donor sites. A related nitrofuran compound is a commonly prescribed oral medicine for CUTI.

FEMSOFT FEMALE CONTINENCE INSERT. The Company has developed the FEMSOFT female continence insert as a new treatment modality for the daily management of female stress incontinence in active women. The FEMSOFT female continence insert utilizes the Company's proprietary liquid encapsulation technology to form a soft, conformable insert that is designed to assist the weakened muscles of the urethra and bladder neck to maintain urethral closure. The device is simply inserted, worn and removed for voiding. It requires no inflation, deflation, syringes, or valving mechanisms. Although intended principally for the management of female stress incontinence, the FEMSOFT female continence insert may also be suitable for the treatment of intrinsic sphincter deficiency and for the management of some conditions of urge incontinence.

The female urethra is a narrow, ribbon shaped, gradually twisting and slightly curved membranous canal, about an inch and a half in length and quarter of an inch in diameter (undilated) extending from the neck of the bladder to the exterior opening (meatus urinarius). The urethra consists of a lining of mucous membrane, a layer of spongy tissue and blood vessels, and a surrounding circular stratum of muscle fibers. The bladder neck is a bundle of muscles surrounding the juncture of the urethra and the bladder. The bladder is a muscular sac. The relaxed bladder serves as a reservoir, while the muscles of the bladder neck and urethra remain slightly contracted to retain the urethra in a closed state. During voiding, the bladder contracts to exert pressure on the contained fluid, while at the same time the muscles of the bladder neck and urethra relax to permit the hydraulic pressure exerted by the contracting bladder to expel the fluid. The embarrassing leakage referred to as "stress incontinence" occurs when incidental pressures exerted by the bladder during such acts as coughing, sneezing, standing up, etc., overcome the muscular pressures exerted by the weakened bladder neck and urethra, thereby permitting urine to be involuntarily expelled.

Recognizing the natural fluid management purposes of the urinary system, the FEMSOFT female continence insert uses fluid to assist the urinary system to function properly by providing a fluid filled membrane to complement the natural muscular actions of the bladder neck and urethra. The FEMSOFT female continence insert consists of a fluid filled silicone membrane, approximately two inches in length and of generally cylindrical shape. The fluid filled membrane has a bulb shaped portion near the insertion end, and an oval shaped flange at the end remaining outside the body. The device has a tiny central tube extending from the flange end to the insertion tip to house a removable plastic stylet used during insertion. During insertion, the tip of the FEMSOFT female continence insert is inserted into the external aperture of the urethra (meatus urinarius) and is gently inserted through the urethra. The coordinate pressures from the urethra and from the movement of the stylet elongate the silicone membrane and slightly compress the bulb causing the fluid to expand the membrane toward the flange end. When the partially compressed bulb portion emerges through the bladder neck, the pressures exerted by the urethra and by movement of the stylet cause the fluid to flow back into the bulb portion to seat the device in the bladder neck and urethra, while the soft, oval shaped flange is enclosed by the outer tissues (labia). The user then simply removes and discards the insertion stylet, allowing the urethra to resume its natural curve and shape.

When seated, the soft, fluid filled membrane conforms to the natural contours of the urethra and bladder neck, while gently reciprocating the tiny movements of the urethra caused by normal physical activities. The fluid filled membrane provides a responsive structure against which the urethra and bladder neck may contract to the extent of their contractile capacity in order to maintain closure against the force of incidental hydraulic pressures exerted by the bladder during such acts as coughing, sneezing, standing up, etc. In addition, such incidental hydraulic pressures also tend to slightly compress the bulb, causing the remainder of the device to press back against the bladder neck and urethra, further assisting them to maintain closure. At the cessation of the incidental pressures, the normal pressure of the urethra and bladder neck cause the device to return to its at-rest position. Steady pressure from the contracting bladder, as during voluntary voiding, will compress the bulb, move the fluid toward the flange end, and expel the device. The device may also be removed by grasping the flange and slowly withdrawing the device in a manner reciprocal to its insertion.

The Company believes the FEMSOFT female continence insert provides significant advantages over occlusive and catheter devices that the Company is aware of, including ease of use, comfort, and conformance to the body's natural functions. The FEMSOFT female continence insert may be simply inserted and removed without inflation, deflation, syringes or valving mechanisms associated with other devices. The FEMSOFT female continence insert is composed of a soft, fluid filled silicone membrane that conforms to the irregular shape of the urethra and that reciprocates the movements of the urethra during normal activities. The Company believes that rigid, plastic devices such as beads or inflatable inserts tend to distort the natural shape of the urethra and to chafe and abrade the delicate mucousal and vesicular tissues of the urethra during periods of exercise such as walking, running, rising, sitting, etc. The FEMSOFT female continence insert is also designed to provide a variable, supportive pressure to the muscles of the urethra and bladder neck. The Company also believes that devices such as catheters or inflatable plastic inserts which inflate within the urethra and bladder neck tend to cause those muscles to eventually lose natural muscle tone. The FEMSOFT female continence insert is also designed to be expelled naturally under steady pressure from the bladder, thereby providing a further ease of use and minimizing the possibility of acute retention and urine reflux into the kidneys in persons who may be unable to otherwise remove the device due to injury or loss of consciousness.

The FEMSOFT female continence insert requires FDA marketing clearance before it may be marketed commercially. The Company has received FDA approval for a multi-site clinical study of the device and has enrolled medical institutions to perform the study. The study is scheduled to begin in early 1997 and to be conducted during that year. The Company intends to submit the data to be derived from the clinical study for the FDA's consideration in the form of a Premarket Approval Application ("PMA"). Concurrently with clinical testing in the United States, the Company may also conduct clinical tests of the FEMSOFT female continence insert in certain foreign countries. See "Research and Development" and "Government Regulation."

FEMSOFT VALVED CATHETER. The Company is also developing a valved device based on the FEMSOFT continuous drain catheter. This device also utilizes the Company's proprietary liquid encapsulation technology and has the same soft, liquid-filled sleeve and self-contained fluid reservoir as the FEMSOFT continuous drain catheter and is administered in the same manner. As a result, the FEMSOFT valved catheter is designed to provide the same ease of use and reduction in tissue irritation as the FEMSOFT continuous drain catheter. The valved version is intended for use as a daily disposable device for controlled periodic drainage throughout the day without removal, and to provide users with increased convenience because the device does not require exterior collection bags, allowing a more natural lifestyle. The valved version may also be used throughout the day as an alternative in some circumstances to intermittent catheterization that is performed several times a day, with consequent reductions in the number of devices necessary to perform such daily functions and, potentially in the reduction of risks of infection resulting from the repeated introduction of a foreign body into the urethra and bladder. The FEMSOFT valved catheter requires further research and development and will require significant clinical testing before marketing clearance may be applied for and received from the FDA. Upon the completion of further product development and testing, the Company intends to make an appropriate filing(s) with the FDA related to the FEMSOFT valved catheter. See "Government Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKETING AND SALES

The Company markets its current products, including male external and Foley catheters primarily under private label arrangements to medical products companies, including the Company's strategic relationship with ConvaTec. The Company also markets these products under the Company's own ROCHESTER MEDICAL brand domestically through its own sales force and through distributors in overseas markets. The Company is presently increasing its marketing and sales force to address the US market for both the Company's Current and in anticipation of future ROCHESTER MEDICAL brand products. The Company supplements its direct selling efforts in the US though arrangements with select independent medical sales representatives.

The Company also seeks to increase awareness among health care professionals of the Company's products and to establish the Company as a leading provider of continence care and related products. The Company has established a medical advisory board, in part to assist in the design of, and selection of sites for, clinical testing and to identify leading healthcare professionals to conduct these trials. The Company will continue to sponsor clinical trials conducted by physicians and nurses and to encourage their presentation of the clinical data at medical symposia and publication of clinical articles in medical journals. The Company also attends leading national trade shows, advertises in selected medical and trade journals, and develops educational materials regarding urological conditions and the Company's products.

CONVATEC RELATIONSHIP. In August 1995, the Company entered into a distribution and co-development agreement with ConvaTec (the "Distribution Agreement"). ConvaTec, a division of a subsidiary of Bristol-Myers Squibb Company, is a leading global manufacturer and marketer of ostomy and modern wound care products and a comprehensive provider of skin care, infection control, contamination control and incontinence care products. Under the Distribution Agreement, ConvaTec has worldwide rights, subject to the Company's existing agreements, to market the Company's current products, products in development and certain future products under the ConvaTec brand. The Company retains worldwide rights to market its products under the ROCHESTER MEDICAL brand, but its ability to distribute its products through third parties other than under the ROCHESTER MEDICAL brand is significantly limited by the Distribution Agreement. The Company and ConvaTec also may agree to work cooperatively to develop additional urology and incontinence products. As part of this relationship, ConvaTec invested $3 million in the Company in the form of a convertible senior secured loan. ConvaTec has an extensive sales organization in the United States and approximately 70 other countries. See "Private Label Distribution Agreements."

PRIVATE LABEL ARRANGEMENTS. The Company primarily markets its current products, including male external and Foley catheters, under private label arrangements to established medical products companies that provide the Company with commercial distribution of its products, a large sales force and broad access to the hospital, long-term care, home care and physician markets. The Company supplies male external and Foley catheters to ConvaTec under the Distribution Agreement and under a separate agreement predating the Distribution Agreement, which products ConvaTec resells under its own brands. The Company is the exclusive supplier of Hollister's requirements of self-adhering non-latex male external catheters which Hollister resells under its own brand. The Company currently supplies Allegiance Euromedical (formerly Baxter Euromedical) with silicone Foley catheters. The Company supplies Mentor with its requirements of silicone male external catheters, which Mentor resells under its own brand. See "Private Label Distribution Agreements."

MANUFACTURING

The Company uses proprietary, automated manufacturing technologies and processes to cost effectively manufacture incontinence and urological devices. The Company designs and builds custom equipment to implement its manufacturing technologies and processes. The Company believes that its proprietary manufacturing processes, materials expertise, custom designed equipment and technical know-how allow it to manufacture innovative products, such as its FEMSOFT products with self-contained liquid-filled reservoirs, which cannot be manufactured using conventional technologies, while at the same time simplifying and further automating traditional catheter manufacturing techniques to reduce the Company's manufacturing costs. These technologies also allow the Company to incorporate a sustained release antibacterial agent into its products. In order to manufacture high quality products at competitive costs, the Company concurrently designs and develops new products and the processes to manufacture them.

The Company's manufacturing facility is located in Stewartville, Minnesota. The Company produces its Foley catheters on one production line and its male external catheters on a second line. The Company is presently expanding its current manufacturing facility in anticipation of increased sales of its male external and Foley catheter products. The Company is also constructing a new manufacturing and office facility primarily to house its liquid encapsulation manufacturing operations for its FEMSOFT products and COMFORT SLEEVE Foley catheter.

The Company maintains a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance and quality control test methods. To control the quality of its finished product, the Company uses ongoing statistical process control systems during the manufacturing process and comprehensive performance testing of finished goods. Each Foley catheter's balloon function is tested, and each male external catheter is visually inspected. The Company has implemented a program to obtain ISO 9001 certification and quality system certification for the CE mark. The Company's manufacturing facility has been designed to accommodate the specialized requirements for the manufacture of medical devices, including the FDA's regulations concerning good manufacturing practices ("GMP"). In 1995, the FDA conducted a routine inspection of the Company's manufacturing facility, in which the Company's facility, documentation and quality control systems were determined to be satisfactory and no violations of GMP were raised with the Company. In 1996, the Minnesota Pollution Control Agency awarded the Company public recognition for its environmental compliance program and procedures.
See "Government Regulation."

SOURCES OF SUPPLY

The Company obtains certain raw materials and components for a number of its products from single suppliers. The Company is presently dependent upon Dow Corning for raw materials used in the manufacture of its silicone male external Foley and intermittent catheters. The loss of this supplier could have a material adverse effect upon the Company's sales of those products. Although the Company considers its relationship with Dow Corning to be satisfactory, Dow Corning is currently in bankruptcy proceedings and there can be no assurance that Dow Corning will continue to manufacture silicone or to supply silicone to medical device manufacturers, such as the Company. The Company believes that most, if not all, of the silicone it currently purchases from Dow Corning could be replaced by silicone from other suppliers, and the Company has located and evaluated other potential suppliers. In the event that the Company had to replace Dow Corning, however, the Company would be required to repeat biocompatibility testing of its products using the silicone from the new supplier, which may result in disruption of the Company's production of catheters, and might be required to obtain additional regulatory clearances.

The Company is dependent on Shell Chemical Company ("Shell") for raw materials for the ULTRAFLEX polymer used in manufacturing certain of the Company's male external catheters. During 1994, a disruption in Shell's production of these materials caused the Company to curtail production of ULTRAFLEX catheters during the fourth quarter of fiscal 1994. Although the Company adjusted to the disruption by reformulating this product, the future loss of raw materials from this supplier could have a material adverse effect on the Company. In the event that the Company had to replace Shell, however, the Company would be required to repeat biocompatibility testing of its products using the materials from the new supplier, which may result in disruption of the Company's production of ULTRAFLEX male external catheters, and might be required to obtain additional regulatory clearances.

The Company believes there are adequate alternative sources of supply available for the Company's other raw material requirements. In order to minimize the possibilities of disruption in the production of its products, the Company has begun to conduct routine sourcing and testing of raw materials, including silicone and other polymers, in order to provide alternate sources of raw materials in the event of supply shortages from its current suppliers.

RESEARCH AND DEVELOPMENT

The Company believes that its ability to add new products to its array of incontinence and urological devices is important to the Company's future success. Accordingly, the Company is engaged in ongoing research and development to introduce new products which provide additional features and functionality. The Company also believes that its manufacturing and materials expertise, particularly its proprietary liquid encapsulation technology used to produce its FEMSOFT devices, are applicable to a variety of medical applications. The Company plans to consider, commensurate with its resources, future research and development activities to investigate these additional opportunities. In addition, the Company and ConvaTec have agreed they may cooperate to develop new products. See "Private Label Distribution Agreements."

The Company's principal research and development efforts are currently focused on bringing its Antibacterial Foley catheter through the FDA 510-k process based on the results of recently completed clinical studies, as well as on conducting a major clinical trial of its FEMSOFT female continence insert during 1997. The Company is also focused on designing and purchasing standard and customized componentry for its automated liquid encapsulation line that will be installed in its new manufacturing facility for manufacture of its FEMSOFT devices, and on specifying and acquiring equipment for the expansion of its current male external and Foley catheter manufacturing operations.

The Company also intends to complete clinical studies for its other products that have obtained FDA clearance and for its other products in development. Due to staffing and budgetary constraints, however, the Company has deferred some research and development activities and clinical studies for these other products. To partially address these circumstances, the Company and ConvaTec have agreed to conduct a joint clinical preference test of the Company's PERSONAL CATHETER which is scheduled to occur during 1997. The Company intends in the future, commensurate with its resources, to conduct clinical studies of its FEMSOFT valved catheter, to conduct clinical preference testing of its FEMSOFT continuous drain catheter and COMFORT SLEEVE Foley catheter, to collect data for applicable FDA submissions, to conduct other research and development activities, and to accumulate scientific data regarding products already being marketed.

COMPETITION

The incontinence and urological product markets are highly competitive. The Company believes that the primary competitive factors include price, product quality and features (including the beneficial effects of the product on medical outcomes over the course of treatment), technical capability, breadth of product line and distribution capabilities. The Company's ability to compete in these markets will also be affected by its product development and innovation capabilities, its ability to obtain regulatory clearances, its ability to protect the proprietary technology of its products and manufacturing processes, its marketing capabilities, its ability to attract and retain skilled employees, and, for products sold in managed care environments, its ability to maintain current distribution relationships and establish new distribution relationships. The Company believes that its principal competitive advantages are its innovative products, the effectiveness of its products in improving patient outcomes, its proprietary, cost-efficient manufacturing technologies and processes, the price competitiveness of its current products, its established distribution relationships and its product development personnel.

In the incontinence market, the Company's products compete with a number of alternative products and treatments for the management of urinary incontinence. Adult diapers and other forms of absorbent pads that capture urine upon leakage are the primary products used to control mild forms of urinary incontinence. Non-invasive treatments for incontinence include bladder and habit training, pelvic muscle exercises, biofeedback and electrical stimulation to strengthen pelvic muscles. Surgery may also be performed to repair damaged muscles or to implant an artificial urinary sphincter. In a recently introduced technique, implants, primarily collagen, are injected into the tissue surrounding the urethra to add bulk to the tissue and improve bladder functioning by increasing urethral resistance and strengthening the urinary sphincter. Pessaries, or vaginal inserts, are devices for treating stress incontinence that are used to support the bladder neck and urethra by applying pressure through the neighboring vaginal cavity. Drug therapies are also used to treat incontinence by acting on the nerve receptors associated with the bladder neurotransmitter system. Drug treatment is appropriate for treating urge incontinence (which is related to the functioning of the nervous system) but is not appropriate for managing stress incontinence (which is not related to the functioning of the nervous system). The Company's ability to compete with these alternative methods for treating urinary incontinence depends on the relative market acceptance of alternative therapies for incontinence management and the technological advances in these alternative treatments. Any development of a broad-based and effective cure for a significant form of incontinence could have a material adverse effect on sales of incontinence management devices such as the Company's products.

The Company competes directly for sales of incontinence and urological devices under the Company's own brand with larger, multi-product medical device manufacturers and distributors such as ConvaTec, C. R. Bard, Inc., Allegiance Healthcare Corporation ("Allegiance", formerly Baxter Healthcare Corporation), Kendall Healthcare Products Company, Sherwood Medical Company, Hollister and Mentor. In order to compete in the developing managed care environment in the US, the Company also supplies various male external and Foley catheters to certain of these competitors (ConvaTec, Allegiance, Mentor and Hollister) who market such devices under their own brands as a part of their broader product lines. UroMed has recently introduced a female incontinence device for the daily management of female incontinence that will likely compete with certain of the Company's FEMSOFT products. Many of the competitive alternative products to the Company's catheters are distributed by larger competitors including Johnson & Johnson Personal Products Company, Kimberley-Clark Corporation and Proctor & Gamble Company (for adult diapers and absorbent pads), and C. R. Bard, Inc. (for injectable materials). Many of the Company's competitors, potential competitors and providers of alternative therapies have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than the Company. It is possible that other large healthcare and consumer products companies may enter this market in the future. Furthermore, academic institutions, governmental agencies and other public and private research organizations will continue to conduct research, seek patent protection and establish arrangements for commercializing products in this market. Such products may compete directly with any products which may be offered by the Company. Finally, competitors in the medical device industry have in the past and may in the future employ litigation to gain a competitive advantage.

PATENTS AND PROPRIETARY RIGHTS

The Company's success may depend in part on its ability to obtain patent protection for its products and manufacturing processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company may seek patents on certain features of its products and technology based on the Company's analysis of various business considerations, such as the cost of obtaining a patent, the likely scope of patent protection and the benefits of patent protection relative to relying on trade secret protection. The Company also relies upon trade secrets, know-how and continuing technological innovations to develop and maintain its competitive position.

The Company owns 11 United States patents, with one additional United States patent noticed to issue, and 9 foreign patents. These patents protect certain of the Company's catheters and devices and certain of the Company's production processes. Some of the Company's products and production processes may be covered by claims in more than one of these patents. In addition, the Company owns a number of pending United States patent applications and a number of pending foreign patent applications. The Company may file additional patent applications for certain of the Company's current and proposed products and processes in the future.

There can be no assurance that the Company's patents will be of sufficient scope or strength to provide meaningful protection of the Company's products and technologies. The coverage sought in a patent application can be denied or significantly reduced before the patent is issued. In addition, there can be no assurance that the Company's patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company. Should attempts be made to challenge, invalidate or circumvent the Company's patents in the United States Patent and Trademark Office and/or courts of competent jurisdiction, including administrative boards or tribunals, the Company may have to participate in legal or quasi-legal proceedings therein, to maintain, defend or enforce its rights in these patents. Any legal proceedings to maintain, defend or enforce the Company's patent rights can be lengthy and costly, with no guarantee of success. There also can be no assurance that the Company will file additional patent applications or that additional patents will issue from the Company's pending patent applications.

A claim by third parties that the Company's current products or products under development allegedly infringe their patent rights could have a material adverse effect on the Company. The medical device industry is characterized by frequent and substantial intellectual property litigation, particularly with respect to newly developed technology. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from such parties, if licenses to such rights could be obtained, and/or require the Company to cease using such technology. There can be no assurance that if such licenses were obtainable, they would be obtainable at costs reasonable to the Company. If forced to cease using such technology, there can be no assurance that the Company would be able to develop or obtain alternate technology. Additionally, if third party patents containing claims affecting the Company's technology are issued and such claims are determined to be valid, there can be no assurance that the Company would be able to obtain licenses to such patents at costs reasonable to the Company, if at all, or be able to develop or obtain alternate technology. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing, using or selling certain of its products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

There also can be no assurance that any third party does not presently have, has not applied for, or might not in the future apply for, additional patents in the United States which, if ultimately granted, might be infringed by any of the FEMSOFT devices as currently configured or any other product of the Company and provide the basis for an infringement action against the Company.

The Company also relies on proprietary manufacturing processes and techniques, materials expertise and trade secrets applicable to the manufacture of its products. The Company believes that these proprietary rights may provide it with a competitive advantage as important, if not more important, to the Company as patent protection. The Company seeks to maintain the confidentiality of this proprietary information by requiring employees who work with proprietary information to sign confidentiality agreements and by limiting the access of outside parties to such proprietary information. There can be no assurance, however, that these measures will provide the Company with adequate protection of its proprietary information or with adequate remedies in the event of unauthorized use or disclosure. In addition, there can be no assurance that the Company's competitors will not independently develop or otherwise gain access to processes, techniques or trade secrets that are similar or superior to the Company's. Finally, as with patent rights, legal action to enforce trade secret rights can be lengthy and costly, with no guarantee of success.

GOVERNMENT REGULATION

The manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. In the United States, the medical devices manufactured and sold by the Company are subject to laws and regulations administered by the FDA, including regulations concerning the prerequisites to commercial marketing, the conduct of clinical investigations, compliance with GMP and labeling.

A manufacturer may seek FDA clearance to distribute a new medical device by filing a 510(k) pre-market notification to establish that the device is "substantially equivalent" to medical devices legally marketed in the United States prior to the Medical Device Amendments of 1976. A manufacturer may also seek FDA clearance to market a new medical device through the more rigorous Premarket Approval Application ("PMA") process, which requires the FDA to determine that the device is safe and effective for the purposes intended.

All of the Company's currently marketed products have received FDA marketing clearance pursuant to 510(k) pre-market notifications filed by the Company. The Company is presently preparing to resubmit a 510(k) pre-market notification for the Company's Antibacterial Foley catheter based upon the clinical data derived from the recently completed University of Wisconsin clinical study and in accordance with the FDA's published guidance for 510-k notifications relating to bactericidal Foley catheters. In response to an earlier submission, the FDA had requested additional information which the Company has now obtained from the clinical study. Upon the Company's resubmission, however, the FDA may nonetheless require further information, such as additional test data, before making a determination regarding substantial equivalence. The FDA may also determine that the proposed device is not substantially equivalent and require the Company to file a PMA application for this device. There can be no assurance that the Company will receive FDA clearance to market the Antibacterial Foley catheter or that market introduction of the Antibacterial Foley catheter will not be delayed.

The Company has yet to apply for and receive FDA marketing clearance for its certain of its FEMSOFT devices. The Company has received approval of an IDE application to conduct multi-site clinical studies of its FEMSOFT female continence insert, which are scheduled to commence in early 1997. Upon receipt of the clinical data to be derived from that study, the Company plans to submit the FEMSOFT female continence insert for FDA marketing approval through the PMA application process The Company intends to pursue a similar IDE and PMA process for the FEMSOFT valved catheter, personnel and budgetary constraints permitting. Other products that the Company may consider for development, if and when developed, will also likely require submission to the FDA under a 510-k, IDE and/or PMA process.

The Company is also required to register with the FDA as a medical device manufacturer. As such, the Company's manufacturing facilities are inspected on a routine basis for compliance with GMP. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and quality control activities. The Company underwent its latest GMP inspection by the FDA in July 1995, and no violations were reported to the Company. As a medical device manufacturer, the Company is further required to comply with FDA requirements regarding the reporting of allegations of death or serious injury associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. Other FDA requirements govern product labeling and prohibit a manufacturer from marketing an approved device for unapproved applications. If the FDA believes that a manufacturer is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the manufacturer, its officers and employees.

The Company may become subject to future legislation and regulations concerning the manufacture and marketing of medical devices. This could increase the cost and time necessary to begin marketing new products and could affect the Company in other respects not presently foreseeable. The Company cannot predict the effect of possible future legislation and regulations.

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences may affect the efficiency and timeliness of international market introduction of the Company's products. For countries in the European Union ("EU"), in January 1995, CE Mark certification procedures became available for medical devices, the successful completion of which would allow certified devices to be placed on the market in all EU countries. After June 1998, medical devices may not be sold in EU countries unless they display the CE Mark. In order to obtain and maintain the CE mark, the Company must comply with the EU Medical Device Directive ("EU Directive") and pass an initial and annual facilities audit inspections by an EU inspection agency. The EU Directive requires compliance with ISO 9001 and other specified standards. The Company underwent a facilities pre-audit inspection by an EU inspector in September 1996, and is scheduled for the full facilities audit inspection in March 1997. Upon passing that inspection and EU approval of its application, the Company will be eligible to identify products manufactured at that location (male external and Foley catheters) with the CE mark. In order to maintain certification, if granted, the Company will be required to pass annual facilities audit inspections conducted by EU inspectors. The certification is site specific, and the Company will undergo a similar certification process for its new FEMSOFT manufacturing facility. There can be no assurance, however, that the Company will be able to obtain or maintain regulatory approvals or clearances, including CE mark certification, for its products in foreign countries.

In addition, international sales of medical devices manufactured in the United States that have not been approved by the FDA for marketing in the United States are subject to FDA export requirements. These require that the Company obtain documentation from the medical device regulatory authority of the destination country stating that sale of the medical device is not in violation of that country's medical device laws, and, under some circumstances, may require the Company to apply to the FDA for permission to export a device to that country.

Under certain of the Company's international distribution agreements, the other parties have agreed to bear the burdens and costs of obtaining applicable export and international regulatory approvals. The Company has agreed to cooperate where necessary in obtaining such approval.

THIRD PARTY REIMBURSEMENT

In the United States, healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, Medicaid, private health insurance plans and managed care organizations, to reimburse all or a portion of the cost of the devices. The Medicare program is funded and administered by the federal government, while the Medicaid program is jointly funded by the federal government and the states, which administer the program under general federal oversight. The Company believes its currently marketed products are generally eligible for coverage under these third party reimbursement programs, and that its COMFORT SLEEVE Foley catheter, PERSONAL catheter and Antibacterial Foley catheter, will also be eligible for third party reimbursement. The Company is currently unable to assess eligibility of the FEMSOFT devices for reimbursement. As a result, the competitive position of certain of the Company's products may be partially dependent upon the extent of reimbursement for its products.

The federal government and certain state governments are currently considering a number of proposals to reform the Medicare and Medicaid health care reimbursement system. The Company is unable to evaluate what legislation may be drafted and whether or when any such legislation will be enacted and implemented. Certain of the proposals, if adopted, could have an adverse effect on the Company's business, financial condition and results of operations.

PRIVATE LABEL DISTRIBUTION AGREEMENTS

CONVATEC. On August 11, 1995, the Company entered into the Distribution Agreement, which grants ConvaTec, subject to obligations and limitations imposed by the Company's other distribution agreements, worldwide rights to market the Company's current products, products in development and certain future products under ConvaTec's brand. At the same time, the Company retains worldwide rights to market its products under the ROCHESTER MEDICAL brand. As part of this relationship, ConvaTec invested $3 million in the Company in the form of a convertible senior secured loan (the "Loan Agreement") to the Company.

The Distribution Agreement provides that ConvaTec will purchase all of its requirements of certain of the Company's products from the Company, although the Distribution Agreement does not include any minimum purchase requirements or require that ConvaTec market any or all of the Company's products. The Company will provide all manufacturing and packaging of the Company's products for ConvaTec. The Distribution Agreement provides, however, in the event that the Company is unable to supply ConvaTec's requirements for products for any reason other than a shortage of raw material and the Company is unable to find a suitable replacement in a commercially reasonable time, ConvaTec will be deemed to have a license to the Company's technologies for purposes of manufacturing products for ConvaTec. The Company presently supplies ConvaTec under the Distribution Agreement with silicone male external catheters and Foley catheters. As the Company's other products become available for commercial sale in the future, the Company and ConvaTec must agree on packaging, quality control specifications and pricing for each of those other products. In addition, the Company and ConvaTec may agree to work cooperatively to develop additional incontinence and urology products.

To maintain its marketing rights to additional products the Company may offer commercially, ConvaTec is obligated to make good faith efforts to market such additional products within 18 months following the Company's first commercial sale of any such product. The Company is obligated to offer ConvaTec a right of first refusal to market all additional products, and prior to entering into a distribution agreement for any such product with a third party, the Company must offer ConvaTec a final opportunity to market such product on terms no less favorable to ConvaTec than those offered to the third party.

The Distribution Agreement has an initial term expiring August 31, 2000. ConvaTec may, at its option, renew the Distribution Agreement for an additional five-year term, and may thereafter renew the Distribution Agreement for up to five additional one-year renewal periods. Either party may terminate the Distribution Agreement only upon the other party's material breach of the Distribution Agreement, bankruptcy or insolvency, or inability to perform under the Distribution Agreement for a period of more than six months. The Distribution Agreement may not be terminated in the event that a third party acquires the Company. The Company has agreed to indemnify ConvaTec against certain liabilities, including any patent infringement claims by third parties. Any breach by the Company of the Distribution Agreement also constitutes a breach of the Loan Agreement.

Under a separate agreement, the Company supplies ConvaTec with tape-on ULTRAFLEX male external catheters. This agreement has an initial term expiring September 1999 and is subject to automatic annual renewals cancelable on six months notice by either party. The agreement is terminable for a material breach. It may also be terminated any time after September 1996, upon six months written notice given by ConvaTec without cause, or given by the Company if ConvaTec fails to make certain agreed minimum purchases.

HOLLISTER. The Company is the exclusive supplier of Hollister's requirements of self-adhering non-latex male external catheters which Hollister resells under its own brand. The Company's agreement with Hollister extends through April 30, 1998, subject to extension through good faith negotiations. As a part of its agreement with Hollister, the Company has agreed to restrict its ability to sell self-adhering ULTRAFLEX male external catheters on a private label basis to other manufacturers and distributors for distribution outside of the United States and Canada.

ALLEGIANCE EUROMEDICAL. Under a two year agreement which expired on November 30, 1996, the Company was the exclusive supplier to Allegiance Healthcare Sdn Bhd ("Allegiance Euromedical", a subsidiary of Allegiance Healthcare Corporation, formerly Baxter Healthcare Corporation) of Allegiance's requirements of silicone Foley catheters, and Allegiance was the exclusive distributor of the Company's standard silicone Foley catheters in Japan, Canada, Western Europe and the Balkans (subject to grandfather rights for the Company's pre-existing foreign distributors), and Allegiance was also a non-exclusive distributor of silicone Foley catheters for all other territories. The Company and Allegiance are presently negotiating the terms for an extension of their agreement. Allegiance continues to purchase Foley catheters from the Company during these negotiations.

MENTOR. Pursuant to a Male External Catheter License, Sales and Distribution Agreement, as modified in September 1995 (the "MEC Agreement"), Mentor has the continuing, non-exclusive right worldwide to sell the Company's silicone male external catheters, and the Company is obligated to fulfill Mentor's requirements for such products providing Mentor is not itself manufacturing them. The MEC Agreement also grants Mentor a paid-up, royalty free patent license and technology license which allow Mentor to manufacture silicone male external catheters or use the technology for any other purpose.

EMPLOYEES

As of November 16, 1996, the Company employed 118 full-time employees, of whom 95 were in manufacturing, and the remainder in marketing and sales, research and development and administration. The Company is not a party to any collective bargaining agreement and believes its employee relations are good.

ITEM 2. PROPERTIES

The Company's present male external and Foley catheter manufacturing facility consists of a 20,000 square foot manufacturing and office building located on a
3.5 acre site owned by the Company in the Stewartville Industrial Park, Stewartville, Minnesota. The facility presently provides approximately 18,000 square feet of manufacturing and research and laboratory space and 2,000 square feet of office space. The Company is presently undertaking to add to this building an additional 10,000 square feet for expanded male external and Foley catheter production capacity.

The Company is presently constructing a 52,000 square foot manufacturing and office facility on an approximately 20 acre site owned by the Company and located in the Stewartville Industrial Park adjacent to the Company's present manufacturing facilities. This new facility will house the Company's automated liquid encapsulation production capacity for its FEMSOFT and COMFORT SLEEVE devices, and will also house the Company's administrative offices. The Company expects to occupy this new facility in the spring of 1997, and to commence production activities at these facilities in mid 1997.

The Company currently leases and has agreed to purchase, subject to favorable environmental reports, a 15,000 square foot office and warehouse facility located on an 8.6 acre site in the Stewartville Industrial Park adjacent to the Company's current facilities. The Company presently utilizes these facilities for offices for its marketing and sales personnel, and for warehouse and storage space.

The Company intends to prepare a master facilities analysis and plan to assess its facilities requirements for future expansion. The Company believes its current facilities together with the new facilities currently being added or expanded are sufficient for the Company's purposes for the foreseeable future.

A part of the Company's properties is subject to certain financing arrangements. See Footnote 8 of Notes to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1996.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is currently quoted on the NASDAQ National Market under the symbol ROCM. Prior to November 15, 1995, the Company's Common Stock was quoted on the NASDAQ Small Cap Market. The following table sets forth, for the fiscal years ended September 30, 1995 and 1996, respectively, the range of high and low bid quotations for the Common Stock as reported by the NASDAQ National Market since November 15, 1995, and by the NASDAQ SmallCap Market prior to that date. Such information prior to November 15, 1995, represents prices between dealers, without mark-up, mark-down or commission, and does not necessarily represent actual transactions.

                    HIGH       LOW

FISCAL 1995:
  First Quarter    $13.75     $ 8.50
  Second
   Quarter          19.25      13.25
  Third Quarter     19.25      18.75
  Fourth
   Quarter          21.00      14.25
FISCAL 1996
  First Quarter    $18.00     $12.50
  Second
   Quarter          15.25      13.75
  Third Quarter     22.50      14.75
  Fourth
   Quarter          18.50      15.75

HOLDERS

As of December 13, 1996, there were 4,128,500 shares of Common Stock outstanding, held of record by 112 shareholders. Such record holders do not reflect shareholders who beneficially own Common Stock in nominee or street name.

The Company has paid no cash dividends on its Common Stock, and it does not intend to pay cash dividends on its Common Stock in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company designs, develops, manufactures and markets disposable latex-free incontinence and urological catheters and other urological devices. Through fiscal 1992, the Company was a development stage company, engaged primarily in the development of its products and manufacturing processes and systems. In fiscal 1992, the Company began commercial sales under a private label arrangement. In fiscal 1993, the Company began marketing products under its own ROCHESTER MEDICAL brand.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales:


                                   FISCAL YEAR ENDED SEPTEMBER 30,
                                    1994        1995        1996

Net Sales:
 Private label                       81.4%       79.2%       81.9%
 ROCHESTER MEDICAL brand             18.6%       20.8%       18.1%
Total net sales                     100.0%      100.0%      100.0%
Cost of sales                        78.4%       78.2%       68.4%
Gross margin                         21.6%       21.8%       31.6%
Operating Expenses:
 Marketing and selling               26.2%       27.4%       24.4%
 Research and development             9.6 %      11.4%       21.3%
 General and administrative          31.6%       24.4%       20.1%
Total operating expenses             67.4%       63.2%       65.8%
Loss from operations                (45.8)%     (41.5)%     (34.2)%
Interest income (expense), net        1.8         0.0%        9.6%
Net loss                            (44.0)%     (41.5)%     (24.6)%

FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995

NET SALES. Net sales increased 77% to $5.5 million in fiscal 1996 from $3.1 million in fiscal 1995, due to increased sales in both private label and ROCHESTER MEDICAL brand product lines. Private label sales increased 83% due to stronger order volumes from Mentor and Allegiance Euromedical, as well as growth from initial sales under the ConvaTec strategic alliance. A portion of 1996 sales volumes to Mentor represented inventory replenishment which is not expected to recur in fiscal 1997. Sales to ConvaTec, Hollister, Allegiance and Mentor accounted, respectively for 12%, 12%, 19% and 29% of fiscal 1996 net sales compared, respectively to 5%, 25%, 19% and 14% of fiscal 1995 net sales.

GROSS MARGIN. The Company's gross margin as a percentage of net sales improved to 31.6% in fiscal 1996, compared to 21.8% for fiscal 1995, due primarily to efficiencies gained through increasing production volumes and labor productivity. Additionally, certain nonrecurring costs were incurred in fiscal 1995 for product reformulation and litigation settlement.

MARKETING AND SELLING. Marketing and selling expenses increased 57% to $1,351,000 in fiscal 1996 from $858,000 in fiscal 1995. The increased expense levels reflect overall increases in marketing and selling activities for ROCHESTER MEDICAL brand products, including the addition of a Vice President of International Sales, recruiting and relocation costs of National Sales Manager and Director of Marketing positions, commissions on incremental ROCHESTER MEDICAL brand sales and other marketing and sales activities to establish and expand the ROCHESTER MEDICAL brand. These activities include customer service and support, direct marketing, attendance at trade shows, product samples and other promotional programs.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 230% to $1,182,000 in fiscal 1996 from $358,000 in fiscal 1995, due to expanded clinical testing activities, the addition of a Director of Clinical and Regulatory Affairs position, and funding requirements for the FEMSOFT product group. During fiscal 1996, the Company completed a major clinical study for the Antibacterial Foley catheter and initiated a major clinical study for the newly developed FEMSOFT female continence insert.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 45% to $1,112,000 in fiscal 1996 from $766,000 in fiscal 1995, due to the addition of a Chief Financial Officer, project costs for implementation of new business systems, and the CE mark/ISO certification process, and additional administrative personnel and professional fees associated with general business development.

INTEREST INCOME (EXPENSE) NET. Interest income increased to $818,000 in fiscal 1996 from $56,000 in fiscal 1995, due to the increase in average marketable securities purchased with the proceeds from the Company's public offering in November 1995. Interest expense increased to $285,000 in fiscal 1996 from $68,000 in fiscal 1995, due to interest on the convertible senior secured loan from Convatec for an entire year.

FISCAL YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1994

NET SALES. Net sales increased 43% to $3.1 million in fiscal 1995 from $2.2 million in fiscal 1994, primarily due to increased private label sales of Foley catheters and from higher sales of ROCHESTER MEDICAL brand products. Private label sales increased 39% in fiscal 1995, primarily as a result of increased sales of Foley catheters to Allegiance, partially offset by decreased sales of silicone male external catheters to Mentor. Sales of ROCHESTER MEDICAL brand products increased 60% in fiscal 1995 due to higher sales of ULTRAFLEX male external catheters and Foley catheters.

GROSS MARGIN. The Company's gross margin as a percentage of net sales was 21.8% in fiscal 1995 compared with 21.6% in fiscal 1994. The Company's gross margin in 1995 benefited from manufacturing efficiencies resulting from higher production volumes, which were offset by the effect of the sale of silicone male external catheters to Mentor in settlement of certain litigation, by a write off of $100,000 for potential inventory obsolescence related to silicone male external catheters and by increased raw material costs and overhead expenses. The Company also incurred development and increased production expenses during fiscal 1995 related to a reformulation of its ULTRAFLEX polymer necessitated by raw material shortages due to a fire at a supplier's manufacturing facility.

MARKETING AND SELLING. Marketing and selling expenses increased 49% to $858,000 in fiscal 1995 from $574,000 in fiscal 1994. These increased expenses primarily reflect the addition of an Executive Vice President, and two additional sales representatives, engaging independent manufacturer's representatives and increasing marketing and sales efforts to establish and expand the ROCHESTER MEDICAL brand, including direct marketing and customer service, attendance at trade shows and product sample programs.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 70% to $358,000 in fiscal 1995 from $210,000 in fiscal 1994, due primarily to increased clinical testing expenses for the Antibacterial Foley catheter and continuing development of the FEMSOFT devices.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 11% to $766,000 in fiscal 1995 from $692,000 in fiscal 1994, primarily due to write-offs in fiscal 1995 of $215,000 of accounts receivable in settlement of certain litigation, offset in part, by a decrease in legal expenses.

INTEREST INCOME (EXPENSE), NET. Interest income decreased 28% to $56,000 in fiscal 1995 from $78,000 in fiscal 1994, due to a reduction in average marketable securities held by the Company. Interest expense increased 75% to $68,000 in fiscal 1995 from $39,000 in fiscal 1994, due to higher interest rates on the Company's outstanding mortgage loan and the accrual of interest on the convertible senior secured loan from ConvaTec.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through public offerings and private placements of its equity securities, and has raised $24,649,000 in net proceeds from its inception through September 30, 1996. In August 1995, the Company received $3,000,000 of net proceeds from a five year convertible loan agreement with ConvaTec in connection with the Distribution Agreement between the Company and ConvaTec. Interest on this loan is not payable until maturity, and accumulated interest is subject to conversion with the loan principle into the Company's common stock at the price of $19.00 per share. The Company has incurred an accumulated deficit of approximately $5.4 million through September 30, 1996.

The Company's cash and marketable securities at September 30, 1996 were $17,408,000 compared to $2,905,000 at September 30, 1995, an increase of $14,503,000. Total net proceeds of $16,919,000 were generated in connection with the Company's November 1995 public offering, including $720,000 from exercise of previously outstanding warrants.

Cash of $893,000 was used to fund operating activities in fiscal 1996 compared to $935,000 in fiscal 1995. Essentially all of this amount relates to the net operating loss for the fiscal year, exclusive of non-cash depreciation and amortization charges. Trade receivable balances reflect the increase in sales levels, and the inventory build is in preparation for future sales. The officer note receivable of $226,000 outstanding at September 30, 1995, was repaid in full during fiscal 1996. Increases in accounts payable and accrued expenses are related to business growth and also reflect payments due on new plant construction.

Capital expenditures were $1,726,000 in fiscal 1996 compared to $224,000 in fiscal 1995, increasing sharply as initial outlays for the new manufacturing and office facility were made in the latter part of the fiscal year. Patent expenditures were $82,000 in fiscal 1996 compared to $93,000 in fiscal 1995, relating primarily to filings on the Company's new FEMSOFT products.

The Company's capital resources on hand at September 30, 1996, together with expected revenue from product sales, will be sufficient to finance its operating and investment requirements for the foreseeable future. Capital outlays of up to $9 million are planned for fiscal 1997, primarily related to development of production infrastructure, including completion of the Company's new production facility for its advanced liquid encapsulation products and for expansion of the Company's existing production facility to support anticipated growth in sales of current product lines.

Management is also presently evaluating potential additional capital requirements to introduce and accelerate market development for two of its high potential new products, the Antibacterial Foley catheter and the FEMSOFT female continence insert. The Company believes both products may provide important benefits over current treatment modalities, but will require substantial educational, clinical and public awareness initiatives to support introduction. The FEMSOFT female continence insert, unlike most of the Company's other products which are marketed to clinicians and institutional care organizations, will be marketed through clinicians with extensive media advertising directed toward the consumer. The Company may require substantial additional capital to finance these marketing activities if and as the Antibacterial Foley catheter and the FEMSOFT female continence insert are brought to market. The Company is also evaluating additional capital requirements necessary to conduct and manage clinical testing and clinical preference testing of other of its products, including the FEMSOFT valved catheter, the FEMSOFT continuous drain catheter, and the COMFORT SLEEVE Foley catheter, and for the costs of introducing those products to market.

BUSINESS OUTLOOK

The following discussion, as well as certain information presented elsewhere in this Form 10-KSB, contains forward looking statements that involve risks and uncertainties, including acceptance of the Company's products, the timing of purchases by customers, continuity of private label business relationships, effectiveness of marketing and sales strategies for the Company's products, manufacturing capacities for both current products and new products, the timing of clinical testing and product introductions, FDA review and response times, as well as other risk factors listed from time to time in the Company's period reports filed with the Securities Exchange Commission, including the Risk Factors presented after this discussion.

Consolidation and integration in the domestic health care industry have tended to favor growth of the Company's private label sales over growth of branded sales for products manufactured with standard technologies, such as the products the Company currently markets. This is partially due to inherent advantages large, established medical supply companies have in the area of market access, where broad contracts for standard medical supplies are becoming more prevalent. The Company is presently refining market strategies for its current products and developing market strategies for its innovative new products which respond to the conditions and incentive systems in the evolving domestic healthcare market. As a result of these refinements, the Company anticipates accelerated growth in domestic branded sales and continuing growth in international branded sales.

The Company also anticipates continuing growth of its private label business, which depends in part on successful negotiations and renewal of certain private label contracts, and continuing purchases by private label customers. Mentor holds a patent license which would permit it to manufacture the silicone male external catheter which it presently purchases from the Company. Mentor has not indicated that it intends to commence manufacturing that product itself, and the Company anticipates that fiscal 1997 sales to Mentor will be comparable to fiscal 1996 sales, notwithstanding Mentor's significant inventory replenishment during 1996.

Sales growth has consumed most of the Company's excess manufacturing capacity for certain of its currently marketed products. With anticipation of continuing sales growth, estimated in excess of 50% for fiscal 1997, the Company is undertaking to expand manufacturing capacity for its current products in addition to the new headquarters and liquid encapsulation production facility presently under construction. The Company expects to occupy its new headquarters and have its liquid encapsulation facility operational by mid-1997. The expansion of the existing production facility is scheduled for completion in late 1997.

The Company's principal research and development efforts during 1997 will be devoted to obtaining market introduction of its Antibacterial Foley catheter and FEMSOFT female continence insert. These efforts will include securing FDA marketing approval for the Antibacterial Foley catheter based upon the favorable results of a major clinical study recently completed at the University of Wisconsin; conducting a major multi-site clinical study of the FEMSOFT female continence insert pursuant to the Investigational Plan recently approved by the FDA; preparing to submit a PMA application for the FEMSOFT female continence insert based upon those clinical results when obtained; and specifying, obtaining and installing manufacturing equipment and adopting and refining manufacturing protocols necessary to manufacture the FEMSOFT female continence insert cost effectively in commercial quantities. In addition, the Company and ConvaTec are coordinating efforts for a joint clinical preference test of the Company's PERSONAL CATHETER, which has already received FDA marketing approval. The Company plans to conduct clinical preference testing of its FEMSOFT continuous drain catheter and COMFORT SLEEVE Foley Catheter, which have already received FDA marketing approval, and of its FEMSOFT valved catheter which still requires FDA marketing approval as permitted by the Company's budgetary and staffing considerations. The Company also plans to continue limited research and development activities for new product innovations.

The Company expects to incur operating losses for the foreseeable future. The Company anticipates for fiscal 1997 that marketing and selling expenses will continue to increase as the Company expands its marketing and sales staff and prepares for the commercial introduction of the Antibacterial Foley catheter and its FEMSOFT female continence insert; that research and development expenses will continue at approximately current levels as the Company conducts a major clinical study for its FEMSOFT female continence insert; and that general and administrative expense will increase as the Company continues to install administrative infrastructure to support expanded operations and occupies its new manufacturing and office facilities. Given these anticipated expenditures, the Company expects a net loss of approximately $3 million for fiscal 1997.

                                 RISK FACTORS

UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS

Many of the Company's products, including the Antibacterial Foley catheter and FEMSOFT female continence insert, as well as the FEMSOFT continuous drain catheter, the FEMSOFT valved catheter, the COMFORT SLEEVE Foley catheter and the PERSONAL CATHETER, have not yet been commercially introduced into the incontinence and urological markets. There can be no assurance that these products will gain any significant degree of market acceptance or that users will accept these products as preferable to alternative products or methods of treatment. The Company believes that recommendations by physicians will be essential for the development and successful marketing of these products and there can be no assurance that any such recommendations will be obtained. In addition, the Company has not yet determined pricing for these products, and the Company's pricing policies could adversely impact market acceptance of these products as compared to competing products and treatments. Any of the foregoing factors, or other factors, could limit or detract from market acceptance of these products. Insufficient market acceptance of these products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Products."

DEPENDENCE ON PRIVATE LABEL ARRANGEMENTS

The Company's success depends to a significant extent on third party private label arrangements. Private label arrangements with medical products companies accounted for approximately 81%, 79% and 82% of the Company's net sales for fiscal 1994, 1995 and 1996, respectively. The Company's agreement with Mentor grants Mentor a patent license to manufacture the silicone external catheter which Mentor now purchases from the Company, and Mentor could manufacturer that product itself. The Company's strategic relationship with ConvaTec grants ConvaTec, subject to obligations and limitations imposed by the Company's other distribution agreements, worldwide rights to market the Company's current products, products in development and certain future products under the ConvaTec brand. Under this agreement, the Company retains worldwide rights to market its products under the ROCHESTER MEDICAL brand, but limits its ability to distribute its products through third parties other than under the ROCHESTER MEDICAL brand. ConvaTec is not subject to any minimum purchase requirements. Moreover, with regard to products the Company may introduce in the future, the Company and ConvaTec must agree on certain terms before commencement of sales of those products to ConvaTec. There can be no assurance that ConvaTec will continue to place orders for products with the Company, or that it will continue to market the Company's products. The Company is presently negotiating with Allegiance to extend their distribution agreement. Although Allegiance continues to purchase from the Company during these negotiations, there can be no assurance that the Company and Allegiance with reach agreement, or that Allegiance will continue to purchase from the Company. As a result, a significant portion of the Company's net sales depends on the Company's ability to provide products that meet the requirements of ConvaTec, Mentor, Allegiance, and the Company's other medical products distributors and on the sales and marketing efforts of such distributors. In addition, there can be no assurance that the Company will be able to operate profitably with respect to products delivered under these agreements. See "Business -- Marketing and Sales" and " -- Private Label Distribution Agreements."

DEVELOPMENT OF ROCHESTER MEDICAL BRAND DISTRIBUTION

A key element of the Company's business strategy is to expand sales of its ROCHESTER MEDICAL brand products, and to develop market recognition for the brand to support the future market introduction of its Antibacterial Foley catheter and FEMSOFT female continence insert, as well as other of the Company's products in development. To date, the Company has primarily marketed its incontinence and urological devices under private label arrangements and has conducted relatively limited domestic selling and marketing activities for its ROCHESTER MEDICAL brand. The Company is presently refining market strategies for its current products and developing market strategies for its new products which respond to the conditions and incentive systems in the evolving domestic healthcare market. The Company has also restructured its marketing efforts to address these developing conditions and systems, and has begun to recruit and employ a domestic marketing and sales organization to implement its plans. There can be no assurance, however, that the Company will be able to successfully adapt its marketing of ROCHESTER MEDICAL brand products to these developing changes in the domestic healthcare market, or develop an effective marketing and sales force, or successfully market its products under the ROCHESTER MEDICAL brand. The FEMSOFT female continence insert, moreover, will require the Company to undertake extensive educational efforts directed to clinicians and to conduct significant media advertising directed to consumers. The Company has no previous experience with such educational efforts or consumer oriented media advertising, and there can be no assurance that the Company will be successful in such activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Marketing and Sales."

DEPENDENCE ON AND NEED TO EXPAND KEY PERSONNEL

The Company is dependent upon Anthony J. Conway, the Company's Chief Executive Officer and President, and upon Philip J. Conway and Richard D. Fryar, Vice Presidents of the Company, who together perform the substantial majority of the Company's research and development efforts as well as perform various management functions. The Company is also dependent on the services of Brian J. Wierzbinski, the Company's Chief Financial Officer, as well as on the services of certain of the Company's marketing and sales personnel. The loss of services of any of these individuals could impair the Company's ability to commercialize its products or to develop new products and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has an ongoing need to expand its management and sales and marketing personnel. The Company is currently conducting a search for a person to serve as its principal marketing and sales officer, which position is currently unfilled. Such individuals are in high demand and are often subject to competing offers. The inability to hire a principal marketing and sales officer or other personnel as needed may have a material adverse effect on the Company.

HIGHLY COMPETITIVE MARKETS AND PRODUCT OBSOLESCENCE

The incontinence and urological device industry is highly competitive. In order to compete successfully against other urological products, the Company must maintain competitive pricing and effectively demonstrate the beneficial effect of its products on medical outcomes over the course of treatment. Additionally, for the products the Company currently markets, the Company must maintain distribution relationships that include the Company's products as a part of broader product offerings to managed care organizations. Competition in the Company's markets may result in pricing pressures that may adversely affect unit prices and sales levels. Many of the Company's competitors have substantially greater capital resources and name recognition than the Company. These competitors may also have greater expertise than the Company in research and development, manufacturing, marketing and sales and regulatory matters and may have broader product lines that are a competitive advantage in obtaining contracts with purchasing groups. There is no assurance that the Company will be able to compete against such competitors and potential competitors in terms of research and development, manufacturing, marketing and sales capabilities. In addition, the Company competes in mature markets in which many of the Company's competitors have well known and established products. Although the Company believes that its products offer certain medical and technological advantages over its competitors' currently marketed products, earlier entrants in the market often obtain and maintain significant market share relative to later entrants such as the Company. Additionally, the medical conditions that can be managed using the Company's products also may be managed using a variety of alternative products or techniques, including adult diapers and absorbent pads, surgery, behavior therapy and pelvic muscle exercise, implantable devices and injectable materials, and other medical devices. There is no assurance that the Company's products will be able to replace such alternative products or techniques or that advancements in these alternative products or techniques will not make the Company's products obsolete.

LIMITED REVENUES; HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES

The Company has generated only limited revenues to date and has experienced net losses since its inception. Net losses for the fiscal years ended September 30, 1994, 1995 and 1996 were $964,000, $1,311,000 and $1,360,000, respectively. The
Company had an accumulated deficit of approximately $5.4 million at September 30, 1996. The Company expects to incur substantial product development, clinical research and other expenses in connection with the clinical testing, development and commercialization of its FEMSOFT female continence insert and for its Antibacterial Foley catheter, as well as for other of its new products and products in development, including its FEMSOFT continuous drain catheter, FEMSOFT valved catheter, COMFORT SLEEVE Foley catheter, and the PERSONAL CATHETER, and for other new products. In addition, the Company anticipates increased operating expenses as it expands its sales and marketing organization. As a result, the Company expects to incur substantial operating losses for the foreseeable future. The Company may also experience unanticipated additional manufacturing expenses as it increases production levels. There is no assurance that the Company will ever generate substantial revenues or achieve profitability.

FLUCTUATIONS IN QUARTERLY FINANCIAL PERFORMANCE

The Company has experienced, and expects to continue to experience fluctuations in quarterly results, due to the timing of new product releases and the timing of purchases by private label customers. In addition, variations in the Company's sales mix between ROCHESTER MEDICAL brand sales and private label sales, have caused, and may in the future cause, fluctuations in gross margins. Variations in the mix of sales among Foley catheters, male external catheters and other products to be commercially introduced by the Company have caused, and may in the future cause, fluctuations in gross margins.

MANUFACTURING PRODUCTS FOR CLINICAL TESTING PURPOSES

The Company has installed a small, computer controlled, semi-automatic manufacturing line (the "Pilot-line") that it uses in conjunction with its automated Foley catheter manufacturing line for development and testing of the manufacturing processes and techniques applicable to the manufacture of its new products. The Company also uses the Pilot-line to produce limited quantities of its products in development for clinical and preference testing purposes. To the extent that volume and production limits of Pilot-line may prevent the Company from timely production of sufficient quantities of its products in development for clinical trial and clinical preference testing purposes, such trials and tests may be delayed, with consequent delays in market introduction or regulatory approvals for such products.

NEED FOR ADDITIONAL CAPITAL

The Company may require substantial additional capital to finance major marketing efforts for its new FEMSOFT female continence insert and for its Antibacterial Foley catheter if and as those devices are brought to market. Unlike its other products which are marketed directly and through private label arrangements to physicians, nurses, home care operators, hospitals and purchasing groups, the FEMSOFT female continence insert will be marketed through educational efforts directed at clinicians and through media advertising directed to consumers. The Antibacterial Foley catheter will also require educational efforts directed toward physicians, health care professionals, hospitals and managed care providers. The Company also requires additional capital to conduct research and development activities necessary to bring other of its products to market, including the FEMSOFT continuous drain catheter and the COMFORT SLEEVE Foley catheter, which have received FDA marketing approval but which require clinical preference testing before market introduction, and the FEMSOFT valved catheter which requires significant clinical testing before FDA marketing approval may be sought. The Company will also require additional capital to finance the introduction of those products to the market. In the absence of additional financing, it is likely that the Company's new products, including the FEMSOFT female continence insert and for the Antibacterial Foley catheter will be introduced to the market at a gradual pace through educational activities and media advertising commensurate with the Company's available resources.

GOVERNMENT REGULATION

The Company's products, product development activities and manufacturing processes are subject to extensive regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction of medical devices as well as manufacturing, labeling and record keeping procedures for such products. The process of obtaining marketing clearance for new medical products from the FDA can be costly and time consuming, and there can be no assurance that such clearance will be granted for the Company's future products on a timely basis, if at all, or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or to expand permitted uses of existing products. Even if regulatory clearance to market a product is obtained from the FDA, this clearance may entail limitations on the indicated uses of the product. Marketing clearance can also be withdrawn by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance. The Company may be required to make further filings with the FDA under certain circumstances, such as the addition of product claims or product reformulation. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretation made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. The FDA and various state agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations relating to medical device manufacturing companies, including regulations concerning manufacturing, testing, quality control and product labeling practices. A determination that the Company is in material violation of such regulations could lead to the imposition of civil penalties, including fines, product recalls, product seizures, or, in extreme cases, criminal sanctions. See "Business -- Government Regulation."

A portion of the Company's revenues are dependent upon sales of its products outside the United States. Foreign regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The Company relies upon independent foreign distributors to comply with certain foreign regulatory requirements. The inability or failure of the Company or such foreign distributors to comply with varying foreign regulations or the imposition of new regulations could restrict the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations. See "Business -- Government Regulation."

LIMITATIONS ON THIRD PARTY REIMBURSEMENT

The Company's products are purchased by hospitals and other users, which bill various third party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care products and services provided to their patients. Payors may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established payor protocols regarding cost-efficient treatment methods, was used for an unapproved indication or was not otherwise covered. Third party payors are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices. The Company is unable to predict what changes will be made in the reimbursement methods used by third party health care payors. There can be no assurances that treatments utilizing the Company's products will be considered cost effective by third party payors, that reimbursement for such treatments will be available or, if available, that payor reimbursement levels will not adversely affect the Company's ability to sell its products on a profitable basis. Moreover, Medicare, Medicaid and private third party payors may limit reimbursement for disposable devices such as those manufactured by the Company by implementing fee schedules or by allowing reimbursement for only a set number of devices per month. In addition, healthcare costs have risen significantly over the past decade, and there have been and may continue to be proposals by legislators, regulators and third party payors to curb these costs. Failure by users of the Company's products to obtain reimbursement from third party payors, changes in third party payors' policies towards reimbursement for the Company's products or legislative action limiting reimbursement for certain procedures or products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Third Party Reimbursement."

DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS

The Company's success may depend in part on its ability to obtain patent protection for its products and manufacturing processes, to preserve its trade secrets, and to operate without infringing the proprietary rights of third parties. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurances can be given that the scope of any patent protection under the Company's current patents, or under any patent the Company might obtain in the future, will exclude competitors or provide competitive advantages to the Company; that any of the Company's patents will be held valid if subsequently challenged; or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the ownership, scope or validity of the proprietary rights of the Company and others. Furthermore, there can be no assurance that others have not developed or will not develop similar products or manufacturing processes, duplicate any of the Company's products or manufacturing processes, or design around the Company's patents. The Company also relies upon unpatented trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent techniques or otherwise gain access to the Company's proprietary technology or disclose such technology or that the Company can ultimately protect meaningful rights to such unpatented proprietary technology.

The Company is aware that UroMed possesses a United States patent that relates to a device for the management of female incontinence. Prior to the Company's development of its FEMSOFT female continence insert, the Company received an opinion from its patent counsel, Merchant, Gould, Smith, Edell, Welter & Schmidt, P.A., to the effect that, at the time the opinion was given, the FEMSOFT continuous drain catheter, valved catheter, and occlusive plug did not infringe the UroMed patent. The Company has not sought a further opinion from its patent counsel regarding the FEMSOFT female continence insert. The Company has not received any notice of a claim of patent infringement from UroMed, although it is possible that UroMed could choose to bring an action against the Company alleging infringement of the UroMed patent at any time in the future. Because the opinion of counsel that the Company has received with respect to the UroMed patent is not binding on a court and because of the complex legal and factual questions involved in patent litigation, there can be no assurance that if UroMed brought an infringement action against the Company a court would find the UroMed patent to be either invalid or not infringed. There can be no assurance that any redesign of any of the FEMSOFT devices to circumvent a claim of infringement would be commercially acceptable or would necessarily circumvent such a claim.

A claim by UroMed or by other third parties that the Company's current products or products under development allegedly infringe their patent rights could have a material adverse effect on the Company. The medical device industry is characterized by frequent and substantial intellectual property litigation, particularly with respect to newly developed technology. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from such parties, if licenses to such rights could be obtained, and/or require the Company to cease using such technology. There can be no assurance that if such licenses were obtainable, they would be obtainable at costs reasonable to the Company. If forced to cease using such technology, there can be no assurance that the Company would be able to develop or obtain alternate technology. Additionally, if third party patents containing claims affecting the Company's technology are issued and such claims are determined to be valid, there can be no assurance that the Company would be able to obtain licenses to such patents at costs reasonable to the Company, if at all, or be able to develop or obtain alternate technology. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing, using or selling certain of its products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

There also can be no assurance that UroMed or any other party does not presently have, has not applied for, or might not in the future apply for, additional patents in the United States which, if ultimately granted, might be infringed by any of the FEMSOFT devices as currently configured or any other product of the Company and provide the basis for an infringement action against the Company. See "Business -- Patents and Proprietary Rights."

DEPENDENCE ON SINGLE SOURCES OF SUPPLY

The Company is dependent upon Dow Corning Corporation ("Dow Corning") for raw materials used in the manufacture of certain of its silicone products. Dow Corning is currently in bankruptcy proceedings and there can be no assurance that Dow Corning will continue to manufacture silicone or to supply silicone to medical device manufacturers, such as the Company. The Company is also dependent on Shell Chemical Company for the primary raw materials for the ULTRAFLEX polymer used in manufacturing certain of the Company's male external catheters. If the Company were to lose either supplier, it would be required to identify a new supplier, repeat biocompatibility testing of its products using the raw materials from the new supplier and may be required to seek additional regulatory clearance. While the Company routinely seeks to identify and evaluate alternate sources of supply, the loss of either such supplier could interrupt the manufacture of the Company's products and have a material adverse effect on the Company's business, financial conditions and results of operations. Moreover, the significance of product liability litigation to suppliers of raw materials used in the manufacture of medical devices has caused such suppliers to carefully evaluate the use of those raw materials in certain medical devices. While the Company's current use of such raw materials is acceptable to its suppliers, there is no assurance that Company's suppliers might not in the future change their policies regarding raw materials usage, or that such a change, if it occurred, might not adversely affect production of the Company's current products or its product development activities. See "Business -- Sources of Supply."

ADDITIONAL MANUFACTURING FACILITIES

The Company is presently constructing, and has begun to specify and purchase equipment and componentry necessary to equip an additional manufacturing facility near the site of the Company's current facility, primarily for the manufacture of the FEMSOFT female continence insert and certain other devices. The new facility will consist of approximately 52,000 square feet of office, storage, manufacturing, chemical handling and clean room manufacturing space containing, among other equipment, an automated liquid encapsulation production line, a liquid injection molding machine, packaging equipment and miscellaneous support equipment. The Company may encounter delays in the construction of the new facility and technical difficulties in the development of a new production line and the establishment of commercial production of these new products. The Company is also expanding its current manufacturing facility to expand production capacity for male external and Foley catheters. No assurance can be given that there will not be delays or cost over-runs relating to either of these new facilities that could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Facilities."

PRODUCT LIABILITY; ADEQUACY OF INSURANCE

The medical products industry is subject to substantial litigation, and the Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse effect on the Company. The Company maintains general insurance policies which include coverage for product liability claims. The policies are limited to an aggregate maximum of $6 million per product liability claim, with an annual aggregate limit of $6 million under the policies. There can be no assurance that liability claims will not exceed the coverage limits of such policy or that such insurance will continue to be available on commercially reasonable terms, if at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business, financial condition and results of operations of the Company.

POTENTIAL VOLATILITY OF STOCK PRICE

Factors such as variations in the Company's financial performance and announcements of technological innovations by the Company, its competitors or providers of alternative products could cause the market price of the Company's common stock to fluctuate substantially. Moreover, stock markets have experienced price and volume fluctuations that have particularly affected medical technology companies, resulting in changes in the market prices of the stocks of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Company's common stock.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

Directors and executive officers of the Company own beneficially approximately 25% of the Company's outstanding common stock. Accordingly, these shareholders, individually and as a group, may be able to influence the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's Articles of Incorporation and Bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of the Company's assets. Such control by existing shareholders could have the effect of delaying, deferring or preventing a change in control of the Company. See "Management -- Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy for its 1997 annual meeting of shareholders that is incorporated by reference in this Form 10-KSB.

POSSIBLE ISSUANCES OF PREFERRED STOCK; ANTI-TAKEOVER EFFECT OF MINNESOTA LAW

Pursuant to the Company's Articles of Incorporation, the Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of unissued shares of the Company's capital stock and to issue such stock without any further vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be created and issued in the future. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. In addition, certain provisions of Minnesota law applicable to the Company could have the effect of discouraging certain attempts to acquire the Company, which could deprive the Company's shareholders of opportunities to sell their shares of Common Stock at prices higher than prevailing market prices and may also have a depressive effect on the market price of the Company's Common Stock.

ABSENCE OF DIVIDENDS

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. In addition, the terms of the convertible loan the Company received from ConvaTec restrict the circumstances under which the Company can pay cash dividends and the aggregate amounts of such cash dividends.

ITEM 7. FINANCIAL STATEMENTS

                          ROCHESTER MEDICAL CORPORATION
                              FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                          Page

Report of Independent Auditors              33

Audited Financial Statements

  Balance Sheets                            34

  Statements of Operations                  35

  Statement of Shareholders' Equity         36

  Statements of Cash Flows                  37

  Notes to Financial Statements             38


                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Rochester Medical Corporation

We have audited the accompanying balance sheets of Rochester Medical Corporation as of September 30, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rochester Medical Corporation at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.


                                           /s/ Ernst & Young LLP

Minneapolis, Minnesota
October 18, 1996


                        ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS

                                                                    SEPTEMBER 30,
                                                                1996            1995
ASSETS
Current assets:
  Cash and cash equivalents                                  $ 8,394,607     $ 1,296,737
  Marketable securities                                        9,013,522       1,608,604
  Accounts receivable, less allowance for doubtful
   accounts
   ($50,000 -- 1996; $25,000 -- 1995)                          1,513,577         752,224
  Note receivable, officer                                            --         226,000
  Inventories                                                  1,191,283         766,144
  Prepaid expenses and other current assets                       84,194         153,466
Total current assets                                          20,197,183       4,803,175
Property and equipment:
  Land                                                            60,001               1
  Buildings                                                      755,074         757,337
  Construction in progress                                     1,145,866              --
  Equipment and fixtures                                       2,783,641       2,326,820
                                                               4,744,582       3,084,158
  Less accumulated depreciation                               (1,432,257)     (1,125,456)
Total property and equipment                                   3,312,325       1,958,702
Intangible assets:
  Patents, less accumulated amortization
   ($313,937 -- 1996; $208,473 -- 1995)                          378,232         401,244
Total assets                                                 $23,887,740     $ 7,163,121

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $   957,951     $   204,329
  Accrued compensation                                            74,499         115,834
  Accrued expenses                                               303,314         135,505
Total current liabilities                                      1,335,764         455,668
Long-term debt                                                 3,320,625       3,035,625
Shareholders' equity
  Common Stock, no par value:
  Authorized shares -- 20,000,000
   Issued and outstanding shares -- 4,127,500 -- 1996;
   2,724,000 -- 1995                                          24,648,913       7,729,518
  Accumulated deficit                                         (5,417,562)     (4,057,690)
Total shareholders' equity                                    19,231,351       3,671,828
Total liabilities and shareholders' equity                   $23,887,740     $ 7,163,121

SEE ACCOMPANYING NOTES.

                        ROCHESTER MEDICAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                SEPTEMBER 30,
                                                            1996             1995
Net sales                                               $ 5,540,408      $ 3,130,746
Cost of sales                                             3,788,584        2,447,353
Gross profit                                              1,751,824          683,393
Costs and expense:
  Marketing and selling                                   1,351,443          858,458
  Research and development                                1,181,569          358,004
  General and administrative                              1,111,905          765,546
Total operating expenses                                  3,644,917        1,982,008
Loss from operations                                     (1,893,093)      (1,298,615)
Other income (expense):
  Interest income                                           818,387           55,836
  Interest expense                                         (285,166)         (68,238)
Net loss                                                $(1,359,872)     $(1,311,017)
Net loss per common share                               $     (0.35)     $     (0.49)
Weighted average number of common shares
 outstanding                                              3,866,764        2,681,510

SEE ACCOMPANYING NOTES.


                        ROCHESTER MEDICAL CORPORATION

                       STATEMENT OF SHAREHOLDERS' EQUITY


                                                                        ACCUMULATED
                                                COMMON STOCK              DEFICIT
                                           SHARES         AMOUNT        (DEDUCTION)         TOTAL
Balance at September 30, 1994             2,664,000     $ 7,561,518     $(2,746,673)     $ 4,814,845
  Exercise of common stock warrants          60,000         168,000                          168,000
  Net loss for the year                                                  (1,311,017)      (1,311,017)
Balance at September 30, 1995             2,724,000       7,729,518      (4,057,690)       3,671,828
  Common stock issued in public
   offering                               1,323,500      16,199,395                       16,199,395
  Exercise of common stock warrants          80,000         720,000                          720,000
  Net loss for the year                                                  (1,359,872)      (1,359,872)
Balance at September 30, 1996             4,127,500     $24,648,913     $(5,417,562)     $19,231,351

SEE ACCOMPANYING NOTES.


                        ROCHESTER MEDICAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                 SEPTEMBER 30,
                                                             1996             1995
OPERATING ACTIVITIES
Net loss                                                 $ (1,359,872)    $(1,311,017)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization                               477,682         345,466
  Changes in operating assets and liabilities:
    Accounts receivable                                      (761,353)        (33,734)
    Inventories                                              (425,139)        201,892
    Other current assets                                      295,272        (193,110)
    Accounts payable                                          753,622          52,584
    Other current liabilities                                 126,474           2,424
Net cash used in operating activities                        (893,314)       (935,495)
INVESTING ACTIVITIES
Capital expenditures                                       (1,725,841)       (224,256)
Patents                                                       (82,452)        (93,249)
Purchase of investments                                   (17,220,523)     (1,888,217)
Sales and maturities of investments                         9,815,605       1,553,815
Net cash used in investing activities                      (9,213,211)       (651,907)
FINANCING ACTIVITIES
Proceeds from note payable                                         --       3,000,000
Interest expense added to note payable                        285,000          35,625
Proceeds from sale of common stock                         16,199,395              --
Payments on bank mortgage loan                                     --        (415,665)
Exercise of common stock warrants                             720,000         168,000
Net cash provided by financing activities                  17,204,395       2,787,960
Increase in cash and cash equivalents                       7,097,870       1,200,558
Cash and cash equivalents at beginning of year              1,296,737          96,179
Cash and cash equivalents at end of year                 $  8,394,607     $ 1,296,737

SEE ACCOMPANYING NOTES

                        ROCHESTER MEDICAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

 1. BUSINESS ACTIVITY

Rochester Medical Corporation (the "Company") designs, manufactures and markets disposable latex free incontinence and urological catheters and other urological devices. The Company currently manufactures and markets male external catheters for the management of male urinary incontinence and silicone Foley catheters for urinary catheterization to eliminate urinary waste.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

MARKETABLE SECURITIES

Marketable securities are classified as available for sale and consist of US Treasury Bills and certificates of deposit. At September 30, 1996 and 1995, the market value of marketable securities approximates cost.

MANUFACTURING AND SALES

The Company manufactures and sells its products to a full range of companies in the medical industry on a worldwide basis. There is a concentration of sales to larger medical wholesalers and distributors. The Company performs periodic credit evaluations of its customers' financial condition. The Company requires irrevocable letters of credit on sales to certain foreign customers. Receivables generally are due within 30 days. Credit losses relating to customers consistently have been within management expectations.

INVENTORIES

Inventories, consisting of material, labor and manufacturing overhead, are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is based on estimated useful lives of 4 - 25 years computed using the straight-line method.

PATENTS

Capitalized costs include costs incurred in connection with making patent applications for the Company's products and are amortized on a straight-line basis over eight years. The Company periodically reviews its patents for impairment of value. Any adjustment from the analysis is charged to operations.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations as incurred. Research and development costs include certain salary and related expenses, other labor costs, materials and an allocation of certain overhead expenses.

INCOME TAXES

Income taxes are accounted for under the liability method.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of Common Stock outstanding during the period. Outstanding stock options and warrants and convertible debt are not included in the computation because they are anti-dilutive.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

 3.ADVERTISING COSTS

The Company incurred advertising expenses of $234,000 and $104,000 for the years ended September 30, 1996 and 1995, respectively. All advertising costs are charged to operations as incurred.

 4. INVENTORIES

Inventories are summarized as follows:

                                            SEPTEMBER 30,
                                          1996          1995

Raw materials                          $  878,885     $ 429,790
Work-in-process                           264,729       294,702
Finished goods                            147,669       141,652
Reserve for inventory obsolescence       (100,000)     (100,000)
                                       $1,191,283     $ 766,144

 5. SHAREHOLDERS' EQUITY

WARRANTS

In connection with the March 1990 sale of Common Stock, the Company issued five year warrants to the placement agent to purchase 24,000 shares of Common Stock at $2.50 per share. In May 1995, the placement agent exercised these warrants.

In connection with the November 1990 initial public offering, the Company issued five year warrants to the underwriter to purchase 36,000 shares of Common Stock at $3.00 per share. The underwriter exercised 10,800 of the warrants in May 1995 and 25,200 in August 1995.

In connection with the July 1991 public offering, the Company sold to the underwriters for a nominal purchase price five year warrants to purchase 80,000 shares of Common Stock at $9.00 per share. In July 1996, the underwriter exercised these warrants.

In connection with the November 1995 public offering, the Company sold to the underwriters for a nominal purchase price five year warrants to purchase 75,000 shares of Common Stock at $14.85 per share. The warrants can be exercised any time after November 1996 through November 2000.

STOCK OPTIONS

In January 1992, shareholders approved the 1991 Stock Option Plan (the Plan) which authorized the issuance of up to 180,000 shares of Common Stock. In 1994, the authorized shares in the Plan were increased to 300,000. In 1996, the authorized shares in the Plan were increased to 700,000. Under terms of the Plan, the Board of Directors may grant employee incentive stock options equal to the fair market value of the Company's Common Stock or employee non-qualified options at a price which cannot be less than 85% of the fair market value. Automatic non-employee director options are also covered under the Plan, under which 1,000 shares are granted at fair market value to non-employee directors on the date of each of the Company's Annual Meetings.

A summary of the activity relating to the 1991 Plan follows:


                                             SHARES
                                            RESERVED        OPTIONS                        PRICE PER
                                            FOR GRANT     OUTSTANDING     EXERCISABLE        SHARE
Balance as of September 30, 1994 .            93,000        207,000           3,000      $ 6.75 - $10.75
Options granted or became exercisable         (9,500)         9,500          29,750        6.75 -  18.50
Approval of non-statutory stock options       50,000             --              --                  --
Balance as of September 30, 1995             133,500        216,500          32,750        6.75 -  18.50
Options granted or became exercisable       (253,000)       253,000          72,875       13.75 -  16.25
Increase in authorized shares                400,000             --              --                  --
Balance as of September 30, 1996             280,500        469,500         105,625      $ 6.75 - $18.50

Total number of shares reserved for warrants, options and convertible notes was 999,770 at September 30, 1996.

In September 1995, the Board of Directors approved the 1995 Non-Statutory Stock Option Plan, which authorized the issuance of up to 50,000 shares of Common Stock. In September 1995, Medical Advisory Board members were granted options to purchase 12,000 shares of the Company's Common Stock at an exercise price of $15.75 share.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement will be effective for the Company in 1997. The Company has not determined the impact of the new statement on its financial statements.

 6. INCOME TAXES

Deferred income taxes are due to temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred income taxes as of September 30, 1996 and 1995 are as follows:

                                          SEPTEMBER 30,
                                      1996            1995

Deferred assets:
  Net operating loss               $ 2,174,000     $ 1,745,000
  Accrued vacation                       4,000           4,000
  Subtotal                           2,178,000       1,749,000
Deferred liability:
  Depreciation and amortization        315,000         294,000
  Net deferred income tax
   assets                            1,863,000       1,455,000
  Valuation allowance               (1,863,000)     (1,455,000)
  Net deferred income taxes        $        --     $        --

The Company will be subject to federal income taxes when operations become profitable. The Company's tax operating loss carryforwards of approximately $6,394,000 can be carried forward to offset future taxable income, limited due to changes in ownership under the net operating loss limitation rules, and expire in years 2003 through 2010.

 7. LONG-TERM DEBT

Long-term debt consists of a $3 million convertible loan and accrued interest of $320,625 and $35,625 at September 30, 1996 and 1995, respectively, with ConvaTec (see Note 12). The loan is unsecured, bears interest at 9.5% and is due August 11, 2000. Interest on the loan is payable at maturity together with the principal amount. The loan and any accrued interest may be repaid at any time without penalty upon 60 days prior notice. At maturity, the Company has the option of repaying a portion of the loan through credits against ConvaTec's future purchases as long as the Distribution Agreement remains in place. Prior to repayment, ConvaTec may convert the outstanding balance of the loan, together with any accrued interest, into shares of Common Stock of the Company at a conversion price of $19.00 per share. The Loan Agreement includes certain anti-dilution provisions for ConvaTec's conversion rights and provides certain registration rights with respect to the shares of Common Stock issued upon conversion of the loan. A material breach or termination of the Distribution Agreement will, among other causes, result in a default under the Loan Agreement.

 8. COMMITMENTS

MINNESOTA TECHNOLOGIES INCORPORATED

On September 30, 1992, Minnesota Technologies Incorporated ("MTI"), a Minnesota non-profit development organization, provided the Company a grant of $100,000 for the purpose of developing the automated production of Foley catheters. Under the terms of the MTI grant, the Company has agreed to repay MTI the amount of the grant together with 8% interest at the rate of 2.5% of gross sales of Foley catheters. The Company has further agreed to convey to MTI all rights in any intellectual property related to the development of the manufacturing equipment and any patents issued with respect thereto, upon occurrence of any of the following events:

      1. The Company dissolves, becomes inoperative, or abandons the intellectual property relating to the automated production of Foley catheters; or

      2. More than 25% of its manufacturing or production facilities relating to Foley catheters are located outside the State of Minnesota before August 17, 1999.


The grant was accounted for as a reduction in the cost of the equipment. Royalties earned by MTI are charged to operations as royalty expense. Royalty expense totaled $52,653 in 1996 and $33,200 in 1995.

CITY OF STEWARTVILLE

On September 28, 1995, the Company and the City of Stewartville, Minnesota ("City") entered into a Contract for Private Development ("City Agreement") and agreed to enter into an Assessment Agreement and Assessment Certification ("Assessment Agreement") relating to the development of the Company's proposed manufacturing facility. Under the City Agreement, the City has sold to the Company a 20 acre parcel of land for $60,000, and has agreed to install roads, utilities and certain public improvements benefiting the land. The Company has begun to construct a new 52,000 square foot facility, and has also agreed to use its best efforts to create 55 new full-time jobs in the City by December 31, 1998, and to pay real estate taxes without contest in accordance with the Assessment Agreement.

MEDICAL TESTING OF DEVELOPMENTAL PRODUCTS

In September 1996, the Company entered into a research agreement with Affiliated Research Centers, Inc., Chicago, Illinois relating to the FEMSOFT female continence insert. Under the terms of the agreement, the Company has agreed to pay Affiliated Research Centers, Inc. $410,544, of which $212,468 was paid and expensed at September 30, 1996.

 9. LEASES

The Company has operating leases for vehicles and certain office equipment. Rent expense for the periods ended September 30, 1996 and 1995 was $59,949 and $56,600, respectively.

10. RELATED PARTY TRANSACTIONS

The Company's corporate legal counsel is the brother-in-law of the CEO and President, the Vice President of Operations and a member of the board of directors of the Company. During the years ended September 30, 1996 and 1995, the Company incurred legal fees and expenses of approximately $83,000 and $124,000, respectively, to such counsel for services rendered. Management believes the fees paid for the services rendered to the Company were on terms at least as favorable to the Company as could have been obtained from an unrelated party.

The chairman and chief executive officer of Mentor Corporation is the brother of the CEO and President, the Vice President of Operations, and a member of the board of directors of the Company (see Note 11).

The Company entered into an agreement with Halcon, Inc. to purchase office furniture valued for $258,000. A payment of $86,000 was made in fiscal 1996. The chief executive officer of Halcon, Inc. is the director of the Company and the brother of the CEO and President and the Vice President of Operations of the Company. Management believes that the terms of the agreement are at least as favorable to the Company as could have been obtained from an unrelated party.

As part of an employment agreement, the Company agreed to loan the Executive Vice President of the Company $226,000 to assist in purchasing a residence. The loan and was repaid in fiscal 1996.

11. MENTOR AGREEMENT AND RELATED LITIGATION

In April 1991, the Company entered into an exclusive license, sales and distribution agreement ("MEC Agreement") for external catheters with Mentor Corporation (Mentor) for which the Company received a non-refundable license fee of $500,000. The agreement granted Mentor sales exclusivity for silicone external catheters in North and South America, Africa, Australia, and Western Europe and a patent license permitting Mentor to manufacture the catheter itself.

On September 11, 1995, the Company and Mentor entered into a settlement agreement to conclude all pending litigation among Mentor, the Company and certain of the Company's officers. As part of the settlement agreement, the Company waived certain monetary claims against Mentor, which resulted in a write-off of approximately $115,000 of accounts receivable from Mentor in the fourth quarter of fiscal 1995. The Company previously wrote off $100,000 of Mentor accounts receivable in the third quarter of fiscal 1995. The settlement agreement also provided that Mentor purchase all of the Company's inventory of silicone male external catheters held for sale to Mentor at an agreed upon transfer price. This sale resulted in approximately $160,000 of net sales to Mentor during the fourth quarter of fiscal 1995. As part of the settlement agreement, Mentor's sales exclusivity was terminated.

12. CONVATEC AGREEMENT

On August 11, 1995, the Company entered into a Distribution and Co-Development Agreement (the "Distribution Agreement") with ConvaTec, a division of E.R. Squibb & Sons, Inc., a wholly-owned subsidiary to Bristol-Myers Squibb Company ("ConvaTec"), for the purpose of marketing and distributing the Company's incontinence and urological devices. Under the Distribution Agreement, the Company has granted ConvaTec, subject to obligations and limitations imposed by the Company's other distribution agreements, worldwide rights to market the Company's current products, products in development and certain future products under ConvaTec's brands. Under the Distribution Agreement, the Company retains worldwide marketing rights to its products under the Rochester Medical brand.

The Distribution Agreement has a five year term expiring August 31, 2000. ConvaTec may, at its option, renew the Distribution Agreement for an additional five year term, and thereafter, renew the Distribution Agreement for up to five additional one year renewal periods. Either party may terminate the Distribution Agreement only upon the other party's material breach of the Distribution Agreement, bankruptcy or insolvency, or an inability to perform under the Distribution Agreement for a period of more than six months. The Distribution Agreement may not be terminated in the event that a third party acquires the Company. The Company has agreed to indemnify ConvaTec against certain liabilities, including any patent infringement claims by third parties.

13. SIGNIFICANT CUSTOMERS

Significant customers, measured as a percentage of sales, are summarized as follows:

                                SEPTEMBER 30,
                               1996       1995

Significant Customers
  Baxter-Allegiance             19%        19%
  Convatec                      12          5
  Hollister                     12         25
  Mentor                        29         14
Total                           72%        63%

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1996.

ITEM 9A. EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

NAME                     AGE   POSITION

Anthony J. Conway        52    Chief Executive Officer, President,
                               Secretary and Treasurer

Philip J. Conway         40    Vice President, Operations

Richard D. Fryar         49    Vice President, Research and Development

Alfred T. Mannino        47    Senior Vice President

Martyn R. Sholtis        37    Vice President, Sales and Marketing

Brian J. Wierzbinski     38    Chief Financial Officer

ANTHONY J. CONWAY, a founder of the Company, has served as Chairman of the Board, Chief Executive Officer and President of the Company since May 1988. In addition to his duties as Chief Executive Officer, Mr. Anthony Conway actively contributes to the Company's research and development and design activities. From 1979 to March 1988, he was President, Secretary and Treasurer of Arcon Corporation ("Arcon"), a company that he co-founded in 1979 to develop, manufacture and sell latex-based male external catheters and related medical devices. Prior to founding Arcon, Mr. Anthony Conway worked for twelve years for International Business Machines Corporation ("IBM") in various research and development capacities. Mr. Anthony Conway is one of the named inventors on numerous patent applications that have been assigned to the Company, of which to date 11 have resulted in issued United States patents.

PHILIP J. CONWAY, a founder of the Company, has served as a Director and as Vice President of Operations of the Company since May 1988. Mr. Philip Conway is responsible for overseeing plant design and operation, and is also active in the Company's research and development and design activities. From 1979 to March 1988, Mr. Philip Conway served as Plant and Production Manager of Arcon, a company that he co-founded. Prior to joining Arcon, Mr. Philip Conway was employed in a production supervisory capacity by AFC Corp., a manufacturer and fabricator of fiberglass, plastics and other composite materials. He is one of the named inventors on numerous patent applications that have been assigned to the Company, of which to date 11 have resulted in issued United States patents.

RICHARD D. FRYAR, a founder of the Company, has served as a Director and as Vice President of Research and Development of the Company since May 1988. Mr. Fryar is responsible for overseeing the Company's research and development and regulatory affairs activities. From 1984 to March 1988, Mr. Fryar was employed by Arcon, a company that he co-founded, in research and development capacities. From 1969 to 1984, he was employed by IBM in various research and development capacities. He is one of the named inventors on numerous patent applications that have been assigned to the Company, of which to date have resulted in issued United States patents.

ALFRED T. MANNINO has served as the Company's Senior Vice President since August, 1996, and previously as its Executive Vice President from November 1994. Mr. Mannino is generally responsible for strategic market planning for the Company's FEMSOFT female continence insert. From 1991 to 1994 he served as Vice President of Sales and Marketing of Dacomed Corporation, a company that produces and sells incontinence and impotence devices and diagnostic equipment. Mr. Mannino has over 26 years of experience in sales and marketing management of incontinence related products.

MARTYN R. SHOLTIS has served as Vice President of Sales and Marketing of the Company since April 1992. Mr. Sholtis' responsibilities include the sales and marketing of ROCHESTER MEDICAL brand products in international markets and the management of the Company's private label relationships, including its strategic alliance with ConvaTec. From 1985 to April 1992 Mr. Sholtis was employed by Sherwood Medical, a company that manufactures and sells Foley catheters and a variety of other urologic and hospital-based medical products, most recently as Regional Sales Manager for the Nursing Care Division, with responsibility for twelve states in the midwest region.

BRIAN J. WIERZBINSKI has served as the Company's Chief Financial Officer since February 1996, with principal responsibility for management of the Company's financial and administrative affairs. From 1986 until joining the Company in 1996, Mr. Wierzbinski was employed in various financial and financial management capacities by Ecolab, Inc., most recently as Asia Pacific Vice President, planning and control. Prior to joining Ecolab, Mr. Wierzbinski was employed for six years in various audit and audit management capacities by KPMG Peat Marwick. Mr. Wierzbinski is a certified public accountant and holds a BA degree in accounting and business administration from St. Johns University, Collegeville, Minnesota.

The Company's executive officers are employed pursuant to annually renewing employment agreements which continue until terminated by either the Company or the employee. Under each respective agreement, employment continues unless terminated by the employee or by the Company. Each such agreement contains confidentiality and assignment of invention provisions benefiting the Company, and the employment agreements with Messrs. Conways and Fryar also contain non-competition provisions benefiting the Company. Excepting the provision of certain life and disability insurance benefits to Mr. Sholtis, the Company has no separate retirement, pension, profit sharing, or insurance plans for its officers. The Company may in the future adopt such plans and may also adopt a compensation plan substantially increasing officers' salaries based upon performance of the Company.

ITEM 9B. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1996.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1996.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1996.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are filed herewith in Item 7.

      (i)   Balance Sheets as of September 30, 1996 and 1995.

     (ii) Statements of Operations for the years ended September 30, 1996 and 1995.

    (iii) Statement of Shareholders' Equity for the years ended September 30, 1996 and 1995.

     (iv) Statements of Cash Flows for the years ended September 30, 1996 and 1995.

      (v)   Notes to financial statements at September 30, 1996.

(a)(2) The following exhibits are submitted herewith:

 3.1 Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-2, Registration Number 33-97788).

 3.2 Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-18, Registration Number 33-36362-C).

 3.3 Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 4.3 of Registrant's Registration Statement on Form S-2, Registration Number 33-97788).

 4.1  Specimen of Common Stock Certificate. (Incorporated by reference to
      Exhibit 4.4 of Registrant's Annual Report on Form 10-KSB for fiscal year ended September 30, 1995.

10.1 Agreement, contractual (non-state employee) dated September 27, 1989, between the Company and the Greater Minnesota Corporation. (Incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-18, Registration Number 33-36362-C).

10.2 Contract for Private Development dated October 11, 1989 between the Company and the City of Stewartville, Minnesota. (Incorporated by reference to Exhibit 10.3 of Registrant's Registration Statement on Form S-18, Registration Number 33-36362-C).

10.3 Indenture dated October 19, 1989 between the Company and the City of Stewartville, Minnesota. (Incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement on Form S-18, Registration Number 33-36362-C).

10.4 Employment Agreement, dated August 31, 1990 between the Company and Anthony J. Conway. (Incorporated by reference to Exhibit 10.13 of Registrant's Registration Statement on Form S-18, Registration Number 33-36362-C).

10.5 Employment Agreement, dated August 31, 1990 between the Company and Philip J. Conway. (Incorporated by reference to Exhibit 10.14 of Registrant's Registration Statement on Form S-18, Registration Number 33-36362-C).

10.6 Employment Agreement, dated August 31, 1990 between the Company and Richard D. Fryar. (Incorporated by reference to Exhibit 10.15 of Registrant's Registration Statement on Form S-18, Registration Number 33-36362-C).

10.7 Employment Agreement dated April 21, 1991 between the Registrant and Martyn R. Sholtis. (Incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1992).

10.8 Employment Agreement Addendum dated June 13, 1994 between the Registrant and Martyn R. Sholtis. (Incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994).

10.9 Employment Agreement dated September 29, 1994 between the Registrant and Alfred T. Mannino. (Incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994).

10.10 Employment Agreement dated February 1, 1996 between the Registrant and Brian J. Wierzbinski.*

10.11 Male External Catheter License, Sales and Distribution Agreement dated April 24, 1991, between the Company and Mentor Corporation. (Incorporated by reference to Exhibit 10.7 of Registrants Registration Statement on Form S-1, Registration Number 33-40934).

10.12 Amended UF Catheter Exclusive OEM/Private Label Agreement dated March 18, 1994, between the Company and Hollister Incorporated. (Incorporated by reference to Exhibit (a)(i) of Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994).

10.13 Supply and Distribution Agreement dated April 14, 1994, between the Company and Euromedical Industries Sdn Bhd (a wholly owned subsidiary of Baxter Health Care Corporation). (Incorporated by reference to Exhibit
      (a)(ii) of Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994).

10.14 Convertible Senior Secured Loan Agreement, dated as of August 11, 1995, by and between E. R. Squibb & Sons, Inc. (through its ConvaTec division) and the Registrant. (Incorporated by reference to Exhibit
      4.11 of Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995).

10.15 Distribution and Co-Development Agreement, dated as of August 11, 1995, between the Registrant and E. R. Squibb & Sons, Inc. (through its ConvaTec division). (Incorporated by reference to Exhibit 10.23 of Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995).

11    Computation of Per Share Loss.*

23    Consent of Ernst & Young LLP.*

27    Financial Data Schedule.*


* Filed herewith.

(b) Registrant filed no Report on Form 8-K during its fourth fiscal quarter.

                                  SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of December, 1996.

                                   ROCHESTER MEDICAL CORPORATION

                                   By: /S/ ANTHONY J. CONWAY
                                           Anthony J. Conway
                                           PRESIDENT

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ ANTHONY J. CONWAY                                  Dated December 19, 1996
Anthony J. Conway
Chairman of the Board, President and Director
(Principal Executive Officer)

/s/ BRIAN J. WIERZBINSKI                               Dated December 19, 1996
Brian J. Wierzbinski
Chief Financial Officer
(Principal Financial Officer)

/s/ DARNELL L. BOEHM                                   Dated December 19, 1996
Darnell L. Boehm, a Director

/s/ PETER R. CONWAY                                    Dated December 19, 1996
Peter R. Conway, a Director

/s/ PHILIP J. CONWAY,                                  Dated December 19, 1996
Philip J. Conway, a Director

/s/ RICHARD D. FRYAR                                   Dated December 19, 1996
Richard D. Fryar, a Director

/s/ ROGER W. SCHNOBRICH                                Dated December 19, 1996
Roger W. Schnobrich, a Director

INDEX TO EXHIBITS

EXHIBIT                                                                   PAGE
10.10 Employment Agreement dated February 1, 1996
      between the Registrant and Brian J. Wierzbinski ................     48
11    Computation of Per Share Loss ..................................     53
23    Consent of Ernst & Young LLP ...................................     54
27    Financial Data Schedule ........................................     54