Form 10-Q
period 1996-12-31
ROCHESTER MEDICAL CORPORATION
filed 1997-02-10
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                       Commission File Number: 0-18933

                          ROCHESTER MEDICAL CORPORATION
               (Exact name of issuer as specified in its charter)



              MINNESOTA                                     41-1613227
   (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                       Identification No.)



                            1500 SECOND AVENUE N. W.
                          STEWARTVILLE, MINNESOTA 55976
                    (Address of principal executive offices)


                                 (507) 533-4203
                            Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date:


                 4,128,500 Common Shares as of February 6, 1997.


Total Number of Pages: 11                           Index to Exhibits on Page: 9


                                TABLE OF CONTENTS

                          ROCHESTER MEDICAL CORPORATION

                               REPORT ON FORM 10-Q
                                FOR QUARTER ENDED
                                DECEMBER 31, 1996

                                                                            PAGE

PART 1 FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)
    Balance Sheets -- December 31, 1996 and September 30, 1996              3
    Statements Of Operations --Three months ended December 31, 1996
     and 1995                                                               4
    Statements of Cash Flows --Three months ended December 31, 1996
     and 1995                                                               5
    Notes to Financial Statements                                           6

  Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations                            7

PART II OTHER INFORMATION                                                  10




                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          ROCHESTER MEDICAL CORPORATION
                                 BALANCE SHEETS

                                              DECEMBER 31,    SEPTEMBER 30,
                                                  1996             1996

                   ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                    $ 3,408,958     $ 8,394,607
  Marketable Securities                         11,975,911       9,013,522
  Accounts Receivable                            1,323,484       1,513,577
  Inventories                                    1,181,051       1,191,283
  Prepaid Expenses And Other Current Assets         88,568          84,194
    TOTAL CURRENT ASSETS                        17,977,972      20,197,183
PROPERTY AND EQUIPMENT
  Land and Buildings                             2,774,440         815,075
  Equipment and Fixtures                         3,373,532       3,929,507
                                                 6,147,972       4,744,582
  Less: Accumulated Depreciation                (1,538,006)     (1,432,257)
    TOTAL PROPERTY AND EQUIPMENT                 4,609,966       3,312,325
INTANGIBLE ASSETS
  Patents, Less Accumulated Amortization           365,015         378,232
TOTAL ASSETS                                   $22,952,953     $23,887,740
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                             $   305,847     $   957,951
  Accrued Compensation                             200,468          74,499
  Accrued Expenses                                 313,197         303,314
    TOTAL CURRENT LIABILITIES                      819,512       1,335,764
LONG-TERM DEBT                                   3,391,875       3,320,625
SHAREHOLDERS' EQUITY
 Common Stock, no par value:
   Authorized--20,000,000 Issued and
   Outstanding Shares--4,128,500
   --Dec, 1996 and 4,127,500--Sep 1996          24,663,663      24,648,913
  Accumulated Deficit                           (5,922,097)     (5,417,562)
  TOTAL SHAREHOLDERS' EQUITY                    18,741,566      19,231,351
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $22,952,953     $23,887,740


Note --The Balance Sheet at September 30, 1996 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements


                          ROCHESTER MEDICAL CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                    THREE MONTHS ENDED
                                       DECEMBER 31,
                                   1996            1995

NET SALES                       $1,727,840      $  957,999
Cost Of Sales                    1,086,816         691,302
GROSS PROFIT                       641,024         266,697
COSTS AND EXPENSE:
  Marketing and Selling            523,016         280,494
  Research and Development         411,925         128,402
  General and Administrative       343,745         111,427
    TOTAL OPERATING EXPENSES     1,278,686         520,323
LOSS FROM OPERATIONS              (637,662)       (253,626)
OTHER INCOME (EXPENSE):
  Interest Income                  204,377         130,510
  Interest Expense                 (71,250)        (71,276)
    TOTAL OTHER INCOME
     (EXPENSE)                     133,127          59,234
NET LOSS                        $ (504,535)     $ (194,392)
NET LOSS PER COMMON SHARE       $    (0.12)     $    (0.06)
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING       4,128,200       3,270,000


See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                     1996            1995

OPERATING ACTIVITIES
Net Loss                                          $  (504,535)    $  (194,392)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                       133,349          97,785
  Changes in assets and liabilities:
    (Increase) Decrease Accounts Receivable           190,093        (152,287)
    (Increase) Decrease Inventories                    10,232        (104,033)
    (Increase) Decrease Other Current Assets           (4,374)         73,614
    Increase (decrease) Accounts Payable             (652,104)         (5,215)
    Increase (decrease) Other Current
     Liabilities                                      135,852         (97,581)
      NET CASH USED IN OPERATING ACTIVITIES          (691,487)       (382,109)
INVESTING ACTIVITY
  Capital expenditures                             (1,403,390)         (3,930)
  Patents                                             (14,383)        (26,244)
  (Increase) Decrease Marketable Securities        (2,962,389)     (1,255,202)
      NET CASH USED IN INVESTING ACTIVITIES        (4,380,162)     (1,285,376)
FINANCING ACTIVITIES
  Interest Expense Added To Note Payable               71,250          71,250
  Proceeds from Sale of Common Stock                   14,750      16,217,393
      NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                      86,000      16,288,643
(DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                  (4,985,649)     14,621,158
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                8,394,607         551,142
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 3,408,958     $15,172,300


See Notes to Financial Statements



                          ROCHESTER MEDICAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1996

NOTE A --BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company designs, develops, manufactures and markets disposable latex-free continence care and other urological devices. The Company markets its products under its own ROCHESTER MEDICAL(R) brand and through private label arrangements, including its strategic marketing alliance with ConvaTec, a division of the Bristol-Myers Squibb Company.

During the quarter ended December 31, 1996, the Company completed a reorganization of its marketing and field sales groups, increased sales and marketing activities for its current product lines, and began construction necessary to house expanded production for its current products. The Company completed a major, year long clinical study of its Antibacterial Foley catheter at the University of Wisconsin, and began preparations to submit a 510(k) Notification to the FDA based on the favorable results of that study. The Company also completed arrangements for a multi-site clinical study of its FEMSOFT(tm) female continence insert, which began in January of 1997.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.


                                      THREE MONTHS ENDED
                                          DECEMBER 31
                                       1996        1995

Net Sales
  Private Label                          87%         73%
  Rochester Medical Brand.               13%         27%
    Total Net Sales                     100%        100%
Cost of Sales                            63%         72%
Gross Margin                             37%         28%
Operating Expenses
  Marketing and Selling.                 30%         29%
  Research and Development.              24%         13%
  General and Administrative             20%         12%
    Total Operating Expenses             74%         54%
Loss From Operations                    (37%)       (26%)
Interest Income (Expense) Net             8%          6%
    Net Loss                            (29%)       (20%)


FISCAL QUARTERS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

NET SALES. Net Sales increased 80% to $1,727,800 for the first quarter of fiscal 1997 from $958,000 for the first quarter of fiscal 1996, due primarily to significant increases in private label order volumes from ConvaTec and Mentor. Sales of ROCHESTER MEDICAL(R) brand products were slightly below the comparable prior quarter due primarily to the timing of stocking orders to certain international distributors and to domestic field sales force reorganization.

GROSS MARGIN. The Company's gross margin improved nine percentage points in the current quarter compared to the same quarter last year. The improvement was the result of manufacturing efficiencies from higher production volumes and labor productivity as well as favorable mix in private label sales.

MARKETING AND SELLING. Marketing and selling expenses increased 87% to $523,000 for the first quarter of fiscal 1997 from $280,500 for the first quarter of fiscal 1996. The increase reflects planned acceleration of advertising and promotion spending and reorganization of the Company's marketing and sales groups, including the addition of a director of marketing for branded products and four field sales personnel.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 220% to $412,000 for the first quarter of fiscal 1997 from $128,400 for the first quarter of fiscal 1996. The increase primarily reflects costs associated with the commencement of multi-site clinical evaluations of the Company's FEMSOFT(tm) female continence insert.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased 208% to $343,700 for the first quarter of fiscal 1997 from $111,400 for the first quarter of fiscal 1996. The increased expense reflects the continued development of administrative infrastructure, which began in the second quarter of fiscal 1996 with the addition of a Chief Financial Officer and implementation of information systems, to support the Company's expanded activities and increased sales volumes.

INTEREST INCOME (EXPENSE). Interest income increased by 57% to $204,400 for the first quarter of fiscal 1997 from $130,500 for the first quarter of fiscal 1996, as a result of earnings on cash invested from the proceeds of the Company's public offering in November 1995. Interest expense remained constant reflecting interest due on the $3 million convertible subordinated loan from ConvaTec.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities were approximately $15,385,000 at December 31, 1996 compared to $17,408,000 at September 30, 1996. The Company used $691,487 of cash to finance operating activities, the majority of which relates to the net loss for the quarter. Capital expenditures totaling $1,403,000 were made during the quarter, substantially all of which relates to the Company's new manufacturing facilities. Changes in accounts receivable and current liability balances are due to the timing of receipts and payments. Inventory levels remained steady and in line with the Company's current sales trends.

The Company believes that its capital resources on hand at December 31, 1996, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB (Part II, Item 6) for the fiscal year ended September 30, 1996.

BUSINESS OUTLOOK

The following discussion contains forward looking statements that involve risks and uncertainties, including the timing of purchases by customers, the successful renewal of a private label agreement presently in negotiations, manufacturing capacities for both current products and new products, the timing of clinical preference testing and product introductions, and FDA review and response times, as well as other risk factors listed from time to time in the Company's SEC reports, including, without limitation, the sections entitled "Business Outlook" and "Risk Factors" in the Company's Annual Report on Form 10-KSB (Part II, Item 6) for the year ended September 30, 1996.

The Company continues to experience solid sales growth in private label sales, particularly to ConvaTec. The Company believes this growth trend will continue through the second quarter, however, growth may slow during the second half of the fiscal year due to significant non-recurring stocking orders from major private label customers in the prior year. The Company is presently concluding negotiations with Allegiance Euromedical ("Allegiance") to revise and extend its private label agreement. The agreement now being negotiated contemplates that the Company will conduct expanded packaging activities for Allegiance, which would offset the slower order volumes that the Company has experienced during the period of these negotiations. Should these negotiations conclude without renewal, sales growth during the second half of the fiscal year may be adversely affected.

The Company anticipates increases in branded product sales from both domestic and overseas customers reflecting the results of sales activities by the Company's newly hired field sales force and from expansion of overseas distribution.

The Company continues research and development activities for its high potential new products. Multi-site clinical trials of the Company's FEMSOFT(tm) female continence insert commenced in January 1997. The Company is also preparing to submit a 510-k notification for its Antibacterial Foley catheter. Construction of the Company's new manufacturing facility to house its FEMSOFT(tm) product line and expansion of its current manufacturing facility for its current products are proceeding on schedule.

The Company continues to explore the prospect of additional financing to expand future marketing activities which may be necessary to properly bring its Antibacterial Foley catheter and FEMSOFT(tm) female continence insert to market, if and as those products receive FDA marketing approval, as well as for research and development activities necessary to bring other of its products in development to market.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        The Company is not involved in any material legal proceedings.


ITEM 2. CHANGES IN SECURITIES
        Not Applicable. The Company has made no sales of unregistered securities during the period covered by this Report.

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

                                   Rochester Medical Corporation

Date: February 7, 1997             By: /S/ ANTHONY J. CONWAY
                                           Anthony J. Conway
                                           CHIEF EXECUTIVE OFFICER


Date: February 7, 1997             By: /S/ BRIAN J. WIERZBINSKI
                                           Brian J. Wierzbinski
                                           CHIEF FINANCIAL OFFICER