Form 10-Q
period 1997-03-31
ROCHESTER MEDICAL CORPORATION
filed 1997-05-05
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                 March 31, 1997


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

               One Rochester Medical Drive, Stewartville, MN 55976
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (507) 533-9600
                            ISSUER'S TELEPHONE NUMBER



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__     No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                   4,133,500 Common Shares as of May 1, 1997.


Total Number of Pages: 20                     Index to Exhibits on Page: 11



                                Table Of Contents

                          ROCHESTER MEDICAL CORPORATION

                              Report on Form 10-QSB
                                for quarter ended
                                 March 31, 1997


PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Balance Sheets -- March 31, 1997 and                                  3
               September 30, 1996

        Statements of Operations -- Three months ended                        4
               March 31, 1997 and 1996;
               Six months ended March 31, 1997 and 1996

        Statements of Cash Flows -- Six months ended                          5
               March 31, 1997 and 1996

        Notes to the Financial Statements                                     6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                                            7

PART II OTHER INFORMATION                                                    10




PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

ROCHESTER MEDICAL CORPORATION

BALANCE SHEETS

                                                      March 31,      September 30,
                                                        1997             1996
                                                    ------------     ------------

               ASSETS
CURRENT ASSETS:
        Cash and Cash Equivalents                   $  2,835,612     $  8,394,607
        Marketable Securities                         10,401,888        9,013,522
        Accounts Receivable                            1,381,660        1,513,577
        Inventories                                    1,359,364        1,191,283
        Prepaid Expenses And Other Assets                 79,675           84,194
                                                    ------------     ------------
        TOTAL CURRENT ASSETS                          16,058,199       20,197,183

PROPERTY AND EQUIPMENT
         Land and Buildings                            3,654,392          815,075
         Equipment and Fixtures                        4,490,482        3,929,507
                                                    ------------     ------------
                                                       8,144,874        4,744,582
         Less: Accumulated Depreciation               (1,643,757)      (1,432,257)
                                                    ------------     ------------
         TOTAL PROPERTY AND EQUIPMENT                  6,501,117        3,312,325

INTANGIBLE ASSETS
        Patents, Less Accumulated Amortization           367,804          378,232
                                                    ------------     ------------
TOTAL ASSETS                                        $ 22,927,120     $ 23,887,740
                                                    ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                           $    476,913     $    957,951
         Accrued Compensation                            178,121           74,499
         Accrued Expenses                                440,937          303,314
                                                    ------------     ------------
         TOTAL CURRENT LIABILITIES                     1,095,971        1,335,764

LONG-TERM DEBT                                         3,463,125        3,320,625

SHAREHOLDERS' EQUITY
        Common Stock, no par value:
        Authorized--20,000,000
        Issued and Outstanding Shares--4,133,500
        --Mar, 1997 and 4,127,500--Sep, 1996          24,717,413       24,648,913
Accumulated Deficit                                   (6,349,389)      (5,417,562)
                                                    ------------     ------------
TOTAL SHAREHOLDERS' EQUITY                            18,368,024       19,231,351

                                                    ------------     ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $ 22,927,120     $ 23,887,740
                                                    ============     ============

Note - The Balance Sheet at September 30, 1996 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements



ROCHESTER MEDICAL CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

                                       Three Months Ended              Six Months Ended
                                            March 31,                      March 31,
                                  ---------------------------     ---------------------------
                                     1997             1996           1997            1996
                                  -----------     -----------     -----------     -----------
NET SALES                         $ 1,743,537     $ 1,084,653     $ 3,471,377     $ 2,042,651
Cost Of Sales                       1,097,518         788,736       2,184,334       1,480,038
                                  -----------     -----------     -----------     -----------

GROSS PROFIT                          646,019         295,917       1,287,043         562,613

COSTS AND EXPENSE:
    Marketing and Selling             449,596         271,768         972,612         552,263
    Research and Development          385,341         268,171         797,266         396,573
    General and Administrative        343,743         290,547         687,488         401,973
                                  -----------     -----------     -----------     -----------
    TOTAL OPERATING EXPENSES        1,178,680         830,486       2,457,366       1,350,809

                                  -----------     -----------     -----------     -----------
LOSS FROM OPERATIONS                 (532,661)       (534,569)     (1,170,323)       (788,196)

OTHER INCOME (EXPENSE):
    Interest Income                   176,531         229,131         380,908         359,641
    Interest Expense                  (71,162)        (71,390)       (142,412)       (142,666)
                                  -----------     -----------     -----------     -----------
    TOTAL OTHER INCOME (EXP)          105,369         157,741         238,496         216,975

                                  -----------     -----------     -----------     -----------
NET LOSS                          $  (427,292)    $  (376,828)    $  (931,827)    $  (571,221)
                                  ===========     ===========     ===========     ===========

NET LOSS PER COMMON SHARE         $     (0.10)    $     (0.09)    $     (0.23)    $     (0.16)
                                  ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           4,131,100       4,047,500       4,129,600       3,656,300
                                  ===========     ===========     ===========     ===========

See Notes to Financial Statements



ROCHESTER MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                           Six Months Ended
                                                               March 31,
                                                     -----------------------------
                                                         1997             1996
                                                     ------------     ------------
OPERATING ACTIVITIES
     Net Loss                                        $   (931,827)    $   (571,221)

Adjustments to reconcile net loss to net
cash used in operating activities:
     Depreciation and amortization                        266,701          200,600

     Changes in operating assets and liabilities:
       Accounts Receivable                                131,917          (99,694)
       Inventories                                       (168,081)        (114,102)
       Other Current Assets                                 4,519          246,018
       Accounts Payable                                  (481,038)         (10,601)
       Other Current Liabilities                          241,245             (468)
                                                     ------------     ------------
NET CASH USED IN
       OPERATING ACTIVITIES                              (936,564)        (349,468)

INVESTING ACTIVITIES
       Capital expenditures                            (3,400,292)        (247,462)
       Patents                                            (44,773)         (55,866)
       Purchase of Marketable Securities               (1,388,366)      (4,449,816)
                                                     ------------     ------------
NET CASH USED IN
       INVESTING ACTIVITIES                            (4,833,431)      (4,753,144)

FINANCING ACTIVITIES
       Interest Expense Added To Note Payable             142,500          142,500
       Proceeds from Sale of Common Stock                  68,500       16,217,393
                                                     ------------     ------------
NET CASH PROVIDED BY
       FINANCING ACTIVITIES                               211,000       16,359,893

                                                     ------------     ------------
(DECREASE) INCREASE IN CASH
       AND CASH EQUIVALENTS                            (5,558,995)      11,257,281

CASH AND CASH EQUIVALENTS
       AT BEGINNING OF PERIOD                           8,394,607          551,142
                                                     ------------     ------------

CASH AND CASH EQUIVALENTS
       AT END OF PERIOD                              $  2,835,612     $ 11,808,423
                                                     ============     ============

See Notes to Financial Statements



ROCHESTER MEDICAL CORPORATION
Notes to Financial Statements (Unaudited)
March 31, 1997


NOTE A - - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.



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

         During the quarter ended March 31, 1997, the Company increased sales and marketing activities over the prior year for its currently marketed product lines, began marketing its intermittent PERSONAL(TM) catheter, and continued preparations to begin marketing additional products already having FDA marketing approval. The Company has also revised and extended its private label supply agreements with Allegiance Euromedical. The Company commenced a multi-site clinical study of its FEMSOFT(TM) female continence insert, filed a 510(k) Notification relating to its Antibacterial Foley catheter, and continued preparations for introducing those devices to market. The Company's manufacturing facility and quality control procedures were audited for compliance with ISO 9001 standards, and the Company was advised that it would be recommended for certification. The Company occupied its new office and FEMSOFT manufacturing facility, and continued installation of its FEMSOFT production line and construction of an expansion to increase manufacturing capacity for its currently marketed product lines.

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

                                               Three Months            Six Months
                                                   Ended                  Ended
                                                 March 31                March 31
                                              -------------            ------------
                                              1997     1996            1997    1996
                                              ----     ----            ----    ----
Net Sales
     Private Label..........................   73%      82%             80%     77%
     ROCHESTER MEDICAL Brand................   27%      18%             20%     23%
                                              ----      ---            ----    ----
Total Net Sales.............................  100%     100%            100%    100%
Cost of Sales...............................   63%      73%             63%     72%
                                              ----     ----            ----    ----
Gross Margin................................   37%      27%             37%     28%

Operating Expenses
     Marketing and Selling..................   26%      25%             28%     27%
     Research and Development...............   22%      25%             23%     19%
     General and Administrative.............   20%      27%             20%     21%
                                              ----     ----            ----    ----
Total Operating Expenses....................   68%      77%             71%     67%

Loss From Operations........................  (31%)    (50%)           (34%)   (39%)
Interest Income (Expense) Net...............    6%      15%              7%     11%
                                              ----     ----            ----    ----
Net Loss....................................  (25%)    (35%)           (27%)   (28%)
                                              ====     ====            ====    ====


THREE MONTH AND SIX MONTH PERIODS ENDED MARCH 31, 1997 AND MARCH 31, 1996

         NET SALES. Net Sales increased 61% to $1,743,537 for the second quarter of fiscal 1997 from $1,084,653 for the second quarter of fiscal 1996, due to growth in both private label and Company branded sales. Private label sales showed an overall increase of 44%, with collective sales volumes to ConvaTec, Mentor and Hollister nearly double the sales in the comparable quarter of the prior year. This collective increase was partially offset by relatively low sales to Allegiance during the contract renewal process involving a significant change in product and packaging specifications from bulk product to packaged and sterilized product. Sales of ROCHESTER MEDICAL brand products increased 135% over the comparable quarter of the prior year due primarily to a renewed focus on domestic field sales and stocking orders from international distributors.

          Net Sales increased 70% to $3,471,377 for the six months ended March 31, 1997, from $2,042,651 for the comparable six months of the prior year. Private label and ROCHESTER MEDICAL brand sales showed overall growth rates of 75% and 28%, respectively, over the comparable six months of the prior year. Factors affecting growth during the six months are consistent with those discussed above for the second quarter, with the growth rate for ROCHESTER MEDICAL brand products being slowed during the first quarter while the domestic field sales force was being restructured and repositioned to address fundamental changes in the purchasing and distribution practices within the domestic health care industry.

         GROSS MARGIN. The Company's gross margin as a percentage of net sales was 37% for the second quarter of fiscal 1997 compared with 27% for comparable quarter of the prior year. The Company's gross margin during the current quarter is in line with recent trend and shows marked improvement over the comparable prior year's quarter primarily due to efficiencies gained through higher production volumes.

          The Company's gross margin as a percentage of net sales was 37% for the six months ended March 31, 1997 compared with 28% for comparable period last year. Factors affecting margins and margin development during the current six months are consistent with those described above for the current quarter.

         MARKETING AND SELLING. Marketing and selling expense increased 65% to $449,596 for the second quarter of fiscal 1997 from $271,768 for the comparable quarter last year. The increased expense is primarily related to additional marketing and selling personnel to develop ROCHESTER MEDICAL brand sales and to develop programs for introduction of the Company's advanced products. Additional personnel include a National Sales Director, a Director of Marketing, and personnel in field sales, marketing support and customer service. The Company also continues to progressively increase its promotional activities, including direct marketing, attendance at trade shows, product samples and related programs.

         Marketing and selling expense increased 76% to $972,612 for the six months ended March 31, 1997 from $552,263 for comparable period last year. Factors affecting overall growth in expenses for the current six month period are consistent with those described above for the current quarter. The rate of increase during the current six months also reflects comparatively higher promotional costs in the first quarter related to trade shows and direct marketing activities.

         RESEARCH AND DEVELOPMENT. Research and development expense increased 44% to $385,341 for the second quarter of fiscal 1997 from $268,171 for the comparable quarter last year, due to increased clinical testing activities, primarily for the FEMSOFT female continence insert. A portion of the increase also relates to preparation of the Company's 510(K) Notification for its Antibacterial Foley catheter following completion of clinical testing during the first quarter of fiscal 1997.

         Research and development expense increased 101% to $797,266 for the six months ended March 31, 1997 from $396,573 for the comparable six month period last year. Factors affecting overall growth rate for the current six month period are consistent with those described above for the current quarter. The comparatively higher rate of increase for the current six month period reflects the addition of a Director of Clinical and Regulatory Affairs in the second fiscal quarter of fiscal 1996.

         GENERAL AND ADMINISTRATIVE. General and administrative expense increased 18% to $343,743 for the second quarter of fiscal 1997 from $290,547 for the comparable quarter of the prior year. The increase is due primarily to project costs for implementation of new business systems, ISO certification process costs, and additional personnel costs associated with general business development.

         General and administrative expense increased 71% to $687,488 for the six months ended March 31, 1997 from $401,973 for the comparable six month period last year. Factors affecting overall growth in expenses for the current six month period are consistent with those described above for the current quarter. The comparatively higher rate of increase for the six current month period reflects the addition of a Chief Financial Officer in the second quarter of fiscal 1996.

         INTEREST INCOME (EXPENSE). Interest income decreased 33% to $176,531 for the second quarter of fiscal 1997 from $229,131 for the comparable quarter of last year. The decrease is a result of the reduction of the Company's cash and investment balances from funding operating requirements and capital expenditures for construction of new and expanded facilities. Interest expense remained constant at $71,162 for the second quarter of fiscal 1997 compared with $71,390 for the same period last year, consisting of interest on the $3 million principal balance on the convertible note payable to ConvaTec.

         Interest income increased 6% to $380,908 for the six months ended March 31, 1997, from $359,641 for the comparable six month period last year. The increase in interest income relates to comparatively higher cash and investment balances during the current six month period versus the prior year. Cash and investment balances have been impacted significantly during these periods by the December 1995 receipt of $16.2 million in net proceeds from the Company's public offering and the timing of capital outlays in the current fiscal year for facilities construction and expansion projects. Interest expense remained constant at $142,412 for the six months ended March 31, 1997 compared with $142,666 for the same period last year, consisting of interest on the $3 million principal balance on the convertible note payable to ConvaTec.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and marketable securities were $13,237,500 at March 31, 1997 compared to $17,408,129 at September 30, 1996, a decrease of $4,170,629. The Company used $936,564 of cash to finance operating activities during the first six months of 1997, compared to $349,468 in the comparable six month period last year, an increase of $587,096 of cash used. Increased expense levels during the six month period are well within management's expectations, and reflect the Company's continuing commitment to the investments required to bring its advanced technologies to market.

         Trade receivable balances are down from year end levels as a result of collection initiatives, while inventories increased moderately in preparation for future sales. Increases in accounts payable and accrued expenses are related to business growth and also reflect certain payments on new plant construction.

         Capital expenditures were $3,400,292 for the six months ended March 31, 1997, compared with $247,462 in the comparable period last year. The capital expenditure rate has increased sharply during the current six month period, almost exclusively related to construction activities on the new manufacturing and office facility and expansion of the current manufacturing facility.

         The Company believes that its capital resources on hand at March 31, 1997, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB (Part II, Item 6) for the fiscal year ended September 30, 1996.

BUSINESS OUTLOOK

         The following discussion contains forward looking statements that involve risks and uncertainties, including the timing of purchases by customers, manufacturing capacities for both current products and new products, the timing of clinical preference testing and product introductions, FDA review and response times, the timing and ultimate outcome of clinical tests, the scope and effect of patent opinions, results of final ISO certification review, as well as other risk factors listed from time to time in the Company's SEC reports, including, without limitation, the sections entitled "Business Outlook" and "Risk Factors" in the Company's Annual Report on Form 10-KSB (Part II, Item 6) for the year ended September 30, 1996.

         The Company anticipates continued growth in both private label and branded product sales during the last half of the current fiscal and into fiscal 1998. Slower sales to Allegiance during the first half of the current year are expected to return during this period to more normal levels following the revision and extension of the Allegiance private label agreement and as Allegiance consumes previously acquired inventory stocks. Through December of 1996, the Company furnished Allegiance with its requirements of silicone Foley catheters in bulk for packaging and sterilization by Allegiance for sale in exclusive territories. Under the revised agreement, extending through November 30, 1999, the Company will furnish Allegiance with its requirements of silicone Foley catheters, packaged and sterile for resale on a non-exclusive basis.

         The Company anticipates continued growth in branded product sales in both domestic and overseas markets as a result of renewed sales and marketing focus, increased sales efforts, and the recent successful introduction of the Company's WIDEBAND(TM) male external catheter. In addition, the Company's PERSONAL(TM) intermittent catheter was introduced last month to augment its currently marketed product lines, and the Company has begun to develop marketing plans for introduction of its FEMSOFT continuous drain catheter, already having FDA marketing approval, as a replacement for Foley catheters for female patients.

         The Company has also filed a 510(K) Premarket Notification seeking FDA marketing approval for the Company's Antibacterial Foley catheter. The filing is based on the recently concluded clinical tests conducted at the University of Wisconsin which show a three-fold reduction in catheter induced bacterial urinary tract infections as compared to a control catheter in a large, prospective, randomized, double-blinded study. In addition to a lower rate of bacterial infections, the patient group using the Antibacterial catheter had a lower number of infections from bacterial strains likely to be resistant to antibiotics. The Company expects FDA review of the filing will proceed in due course. The Company has also retained a consultant to assist the Company in the process of obtaining CE mark certification necessary for sale of the Antibacterial Foley catheter in the European Common Market.

         The Company's clinical tests of its FEMSOFT female continence insert began at the first clinical site in January with the enrollment of patients in an initial six week screening protocol, and with patients first receiving a FEMSOFT insert for use in February. Enrollment and screening is currently in process at eight clinical sites, with patients receiving the FEMSOFT insert for use as they complete the screening process. The Company is also developing the data necessary for CE mark certification, and expects to submit its CE mark application concurrently with its PMA (Premarket Approval) submission to the FDA. The Company has received an opinion from its patent counsel to the effect that the FEMSOFT female continence insert does not infringe certain patents of which the Company is aware.

         The Company's manufacturing facility and quality control procedures for its currently marketed products were audited for compliance with ISO 9001 standards and CE Mark eligibility, and the Company was advised that it would be recommended for certification. The Company expects to receive certification following final review. The Company occupied new administrative and manufacturing facility in April, and began installing FEMSOFT manufacturing equipment in the new facility. The Company expects the equipment to be substantially installed by July, when the Company intends to begin testing and validating manufacturing processes necessary to move from laboratory to manufacturing scale production. The Company is also expanding its manufacturing capacity for male external catheters with a plant expansion and installation of a second production line. The new manufacturing line is expected to become operational later this year.

         The Company continues to explore the prospect of additional financing to expand future marketing activities which may be necessary to properly bring its Antibacterial Foley catheter and FEMSOFT female continence insert to market, if and as those products receive FDA marketing approval, as well as for research and development activities necessary to bring other of its products in development to market.


                           Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  The Company is not a party to any material legal proceedings.


ITEM 2.  CHANGES IN SECURITIES

                  Not Applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting on January 16, 1997, in Minneapolis Minnesota. The Company solicited proxies and filed its definitive proxy statement with the Commission pursuant to Regulation 14A. The matters voted upon at the meeting and the votes cast were as follows:

         (a)      ELECTION OF DIRECTORS

                                                 For          Withhold Authority
                                                 ---          ------------------

                  Darnell L. Boehm            3,674,489             1,150

                  Anthony J. Conway           3,672,789             2,850

                  Peter R. Conway             3,674,489             1,150

                  Philip J. Conway            3,674,489             1,150

                  Richard D. Fryar            3,674,489             1,150

                  Roger W. Schnobrich         3,674,489             1,150


         (b)      APPROVAL OF AMENDMENT TO STOCK OPTION PLAN

                  For: 2,380,461        Against: 129,240        Abstain: 15,075


         (c)      APPROVAL OF ERNST & YOUNG AS ACCOUNTANTS

                  For: 3,674,164        Against: 1,000          Abstain:  475


ITEM 5.  OTHER INFORMATION

                  None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           10.12 Amended and Restated Supply and Distribution Agreement dated March 19, 1997, between the Company and Euromedical Industries Sdn Bhd (a subsidiary of Allegiance Health Care Corporation)

                           27       Financial Data Schedule


                  (b)      Reports on Form 8-K:

                           None



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Rochester Medical Corporation


Date:  May 5, 1997                         By:  /s/ Anthony J. Conway
                                                -------------------------
                                                Anthony J. Conway
                                                Chief Executive Officer,


Date: May 5, 1997                          By:  /s/ Brian J. Wierzbinski
                                                -------------------------
                                                Brian J. Wierzbinski
                                                Chief Financial Officer



                                    Exhibits

                                                                           Page

10.12    Amended and Restated Supply and
         Distribution Agreement dated March 19, 1997, between the Company and Euromedical Industries Sdn Bhd
         (a subsidiary of Allegiance Health Care Corporation)

27       Financial Data Schedule