Form 10-Q
period 1997-06-30
ROCHESTER MEDICAL CORPORATION
filed 1997-08-05
CIK 868368

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

         [X]  Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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

                               Yes __X__  No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                  4,133,500 Common Shares as of August 4, 1997.

================================================================================



                          ROCHESTER MEDICAL CORPORATION

                              REPORT ON FORM 10-QSB
                                FOR QUARTER ENDED
                                  JUNE 30, 1997

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

        Balance Sheets -- June 30, 1997 and September 30, 1996 ...................  1

        Statements of Operations -- Three months ended June 30, 1997 and 1996;
        Nine months ended June 30, 1997 and 1996 .................................  2

        Statements of Cash Flows -- Nine months ended June 31, 1997 and 1996 .....  3

        Notes to the Financial Statements ........................................  4

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...................................................  5

PART II OTHER INFORMATION ........................................................  8




                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        ROCHESTER MEDICAL CORPORATION
                                BALANCE SHEETS

                                                                  JUNE 30,         SEPTEMBER 30,
                                                                    1997               1996
                                                                ------------       ------------
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents ..............................      $  3,714,281       $  8,394,607
  Marketable Securities ..................................         7,341,472          9,013,522
  Accounts Receivable ....................................         1,279,584          1,513,577
  Inventories ............................................         1,526,047          1,191,283
  Prepaid Expenses And Other Assets ......................           220,704             84,194
                                                                ------------       ------------
   TOTAL CURRENT ASSETS ..................................        14,082,088         20,197,183

PROPERTY AND EQUIPMENT
  Land and Buildings .....................................         4,366,957            815,075
  Equipment and Fixtures .................................         5,856,618          3,929,507
                                                                ------------       ------------
                                                                  10,223,575          4,744,582
  Less: Accumulated Depreciation .........................        (1,753,448)        (1,432,257)
                                                                ------------       ------------
   TOTAL PROPERTY AND EQUIPMENT ..........................         8,470,127          3,312,325
INTANGIBLE ASSETS
  Patents, Less Accumulated Amortization .................           352,325            378,232
                                                                ------------       ------------
   TOTAL ASSETS ..........................................      $ 22,904,540       $ 23,887,740
                                                                ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable .......................................      $    724,165       $    957,951
  Accrued Expenses .......................................           833,184            377,813
                                                                ------------       ------------
   TOTAL CURRENT LIABILITIES .............................         1,557,349          1,335,764
LONG-TERM DEBT ...........................................         3,534,375          3,320,625
SHAREHOLDERS' EQUITY
  Common Stock, no par value: Authorized -- 20,000,000
  Issued and Outstanding Shares -- 4,133,500 -- June, 1997
  and 4,127,500 -- Sept, 1996 ............................        24,697,199         24,648,913
  Accumulated Deficit ....................................        (6,884,383)        (5,417,562)
                                                                ------------       ------------
  TOTAL SHAREHOLDERS' EQUITY .............................        17,812,816         19,231,351
                                                                ------------       ------------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ...............      $ 22,904,540       $ 23,887,740
                                                                ============       ============

---------------------------
Note --  The Balance Sheet at September 30, 1996 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        See Notes to Financial Statements


                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                 THREE MONTHS ENDED JUNE 30,     NINE MONTHS ENDED JUNE 30,
                                     1997            1996            1997           1996
                                 -----------     -----------     -----------     -----------
NET SALES ....................   $ 2,019,752      $ 1,710,603      $ 5,491,128      $ 3,753,254

Cost Of Sales ................     1,287,362        1,119,326        3,469,325        2,599,363
                                 -----------      -----------      -----------      -----------
GROSS PROFIT .................       732,390          591,277        2,021,803        1,153,891

COSTS AND EXPENSE:

  Marketing and Selling ......       589,654          388,485        1,562,267          940,747

  Research and Development ...       344,594          422,974        1,144,230          819,547

  General and Administrative .       411,820          257,861        1,099,312          659,835
                                 -----------      -----------      -----------      -----------
   TOTAL OPERATING EXPENSES        1,346,068        1,069,320        3,805,809        2,420,129
                                 -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS .........      (613,678)        (478,043)      (1,784,006)      (1,266,238)

OTHER INCOME (EXPENSE):

  Interest Income ............       150,022          229,984          530,935          589,624

  Interest Expense ...........       (71,338)         (71,250)        (213,750)        (213,916)
                                 -----------      -----------      -----------      -----------
   TOTAL OTHER INCOME (EXP)           78,684          158,734          317,185          375,708
                                 -----------      -----------      -----------      -----------
NET LOSS .....................   $  (534,994)     $  (319,309)     $(1,466,821)     $  (890,530)
                                 ===========      ===========      ===========      ===========
NET LOSS PER COMMON SHARE ....   $     (0.13)     $     (0.08)     $     (0.36)     $     (0.24)
                                 ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING ...     4,133,500        4,047,500        4,130,900        3,786,200
                                 ===========      ===========      ===========      ===========

                        See Notes to Financial Statements


                          ROCHESTER MEDICAL CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                                JUNE 30,
                                                      -----------------------------
                                                          1997             1996
                                                      ------------     ------------
OPERATING ACTIVITIES
  Net Loss .......................................    $ (1,466,821)    $   (890,530)
Adjustments to reconcile net loss to net cash used
in operating activities:
   Depreciation and amortization .................         405,069          339,240
   Changes in operating assets and liabilities:
     Accounts Receivable .........................         233,993         (596,190)
     Inventories .................................        (334,764)        (327,689)
     Other Current Assets ........................        (136,510)         295,130
     Accounts Payable ............................        (233,786)         220,215
     Other Current Liabilities ...................         455,371           56,553
                                                      ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES ............      (1,077,448)        (903,271)

INVESTING ACTIVITY
   Capital expenditures ..........................      (5,478,992)        (329,860)
   Patents .......................................         (57,972)         (79,776)
   Marketable Securities .........................       1,672,049       (4,559,284)
                                                      ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES ............      (3,864,915)      (4,968,920)

FINANCING ACTIVITIES
   Interest Expense Added To Note Payable ........         213,750          213,750
   Proceeds from Sale of Common Stock ............          48,287       16,217,393
                                                      ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........         262,037       16,431,143
                                                      ------------     ------------
(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS .....................................      (4,680,326)      10,558,952

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD .......................................       8,394,607          551,142
                                                      ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......    $  3,714,281     $ 11,110,094
                                                      ============     ============

                       See Notes to Financial Statements


                          ROCHESTER MEDICAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

NOTE B -- NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and convertible debt are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board
(FASB) issued FASB Statement No. 128, "Earnings Per Share". This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This statement is effective for financial statements for periods ending after December 15, 1997. For the quarter ended the nine-month period ended June 30, 1997, there is no difference between the basic loss share under Statement No. 128 and net loss per share as reported.


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

                                   THREE MONTHS        NINE MONTHS
                                      ENDED              ENDED
                                     JUNE 30            JUNE 31
                                 --------------      --------------
                                 1997      1996      1997      1996
                                 ----      ----      ----      ----

Net Sales
 Private Label ..............      75%       86%       78%       81%
 ROCHESTER MEDICAL Brand ....      25%       14%       22%       19%
                                 ----      ----      ----      ----
Total Net Sales .............     100%      100%      100%      100%
Cost of Sales ...............      64%       65%       63%       69%
                                 ----      ----      ----      ----
Gross Margin ................      36%       35%       37%       31%

Operating Expenses
 Marketing and Selling ......      29%       23%       28%       25%
 Research and Development ...      17%       25%       21%       22%
 General and Administrative .      20%       15%       20%       18%
                                 ----      ----      ----      ----
Total Operating Expenses ....      67%       63%       69%       65%
Loss From Operations ........     (30)%     (28)%     (32)%     (34)%
Interest Income (Expense) Net       4%        9%        6%       10%
                                 ----      ----      ----      ----
Net Loss ....................     (26)%     (19)%     (27)%     (24)%
                                  ===       ===       ===       ===


THREE MONTH AND NINE MONTH PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1996

NET SALES. Net Sales increased 18% to $2,019,752 for the third quarter of fiscal 1997 from $1,710,603 for the third quarter of fiscal 1996. The Company experienced strong sales in its strategic growth segments, namely sales of Company branded products and sales to ConvaTec. Sales of ROCHESTER MEDICAL(R) brand products grew at a rate of 112% during the current quarter compared to last year's comparable quarter. Sales to ConvaTec grew at the rate of 385% for the same period. Sales to Mentor grew at the rate of 38% for the same period. Other private label sales, besides sales to Mentor, were below the comparable period of the prior year.

Net Sales increased 46% to $5,491,128 for the nine months ended June 30, 1997, from $3,753,254 for the comparable nine months of the prior year. Progressive growth in branded product sales and sales to ConvaTec account for the increase. Sales of ROCHESTER MEDICAL(R) brand products grew at a rate of 72% during the current nine months compared to last year's comparable period, while sales to ConvaTec grew at the rate of 349% for the same period. Other private label sales, inclusive of sales to Mentor, were relatively flat for the period.

GROSS MARGIN. The Company's gross margin as a percentage of net sales was 36% for the third quarter of fiscal 1997 compared with 35% for the third quarter of fiscal 1996. The Company's gross margin during the current quarter is in line with recent trend and reflects product mix with slightly higher material costs.

The Company's gross margin as a percentage of net sales was 37% for the nine months ended June 30, 1997 compared with 31% for the nine months ended June 30, 1996. Year to date margins have benefited from manufacturing efficiencies associated with higher production volumes.

MARKETING AND SELLING. Marketing and selling expense increased 52% to $589,654 for the third quarter of fiscal 1997 from $388,485 for the third quarter of fiscal 1996 due to expansion of domestic field sales force for branded products.

Marketing and selling expense increased 66% to $1,562,267 for the nine months ended June 30, 1997 from $940,747 for the nine months ended June 30, 1996, The increased expense reflects expansion of the domestic field sales force and increased product promotion spending year to date.

RESEARCH AND DEVELOPMENT. Research and development expense decreased 19% to $344,594 for the third quarter of fiscal 1997 from $422,974 for the third quarter of fiscal 1996. The decrease is due to the completion of clinical studies of the Company's Antibacterial Foley catheter.

Research and development expense increased 40% to $1,144,230 for the nine months ended June 30, 1997 from $819,547 for the nine months ended June 30, 1996, due to costs of clinical studies of the FEMSOFT(TM) insert.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased 60% to $411,820 for the third quarter of fiscal 1997 from $257,861 for the third quarter of fiscal 1996. The expense increase relates to spending requirements for business and administrative infrastructure development to support current and anticipated growth.

General and administrative expense increased 67% to $1,099,312 for the nine months ended June 30, 1997 from $659,835 for the nine months ended June 30, 1996, due to the factors noted above for the current quarter.

INTEREST INCOME (EXPENSE). Interest income decreased to $150,022 for the third quarter of fiscal 1997 from $229,984 for the third quarter of fiscal 1996, and to $530,935 for the nine months ended June 30, 1997, from $589,624 for the nine months ended June 30, 1996, as a result of earnings on lower levels of cash available for investment. Interest expense remained constant for the three and nine month periods. The interest expense relates to the $3 million convertible subordinated loan from ConvaTec.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and marketable securities at June 30, 1997 were $11,055,753 compared to $17,408,129 at September 30, 1996, a net decrease of $6,352,376.

Cash of $5,478,992 was used for capital expenditures during the current nine month period relating to expansion of the existing production facility and construction of the Company's new production and administrative facility. Substantially all of the remaining cash used was to fund operating activities.

Trade accounts receivable at June 30, 1997 decreased 15% to $1,279,584 as compared to September 30, 1996, reflecting an increased focus on collection activities. Inventories increased 28% to $1,526,047 as compared to September 30, 1996, reflecting anticipated future sales. Changes in other asset and liability balances relate primarily to timing of expense recognition, including an increase of $300,000 of accrued clinical project costs.


BUSINESS OUTLOOK

The following discussion contains forward looking statements that involve risks and uncertainties, including the timing of purchases by customers, manufacturing capacities for both current products and new products, the timing of clinical preference testing and product introductions, FDA review and response times, the timing and ultimate outcome of clinical tests, the scope and effect of patent opinions, as well as other risk factors listed from time to time in the Company's SEC reports, including, without limitation, the sections entitled "Business Outlook" and "Risk Factors" in the Company's Annual Report on Form 10-KSB (Part II, Item 6) for the year ended September 30, 1996.

Strong growth in sales of ROCHESTER MEDICAL(R) brand products reflects expanded international distribution, and an expanding domestic account base resulting from implementation of the Company's marketing strategy for the domestic health care market. The Company anticipates continued growth in branded product sales. The Company also anticipates continued growth in sales to ConvaTec as ConvaTec further develops its world-wide markets for incontinence products. Other private label sales fluctuate by customer from quarter to quarter, with the overall trend presently appearing to be relatively flat.

The Company recently received ISO 9001/EN 46001 Certification documenting the Company's compliance with international quality system standards, including requirements for use of the CE mark which become mandatory in 1998 for marketing medical products in the European Economic Community.

The Company is awaiting formal FDA response to a 510(K) Premarket Notification under which the Company seeks marketing approval for its Antibacterial Foley catheter. The filing is based on clinical tests conducted at the University of Wisconsin which show a three-fold reduction in catheter induced bacterial urinary tract infections as compared to a control catheter in a large, prospective, randomized, double-blinded study. In addition to a lower rate of bacterial infections, the patient group using the Antibacterial catheter had a lower number of infections from bacterial strains likely to be resistant to antibiotics. The Company expects to receive formal FDA response in due course.

The Company's clinical study of its FEMSOFT(TM) female continence insert is proceeding at eight clinical sites throughout the US with encouraging results to date.

The Company's installation of automated manufacturing capacity for liquid encapsulation at its new manufacturing facility, and the plant expansion for manufacturing male external catheters both continue on schedule and will both become operational later this year.

The Company intends to address the prospect of additional financing when appropriate from a timing and valuation standpoint.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits:

            10.13 First Amendment to Amended UF Catheter Exclusive OEM/Private Label Agreement dated May 7, 1997, between the Company and Hollister Incorporated

            27     Financial Data Schedule

       (b)  Reports on Form 8-K:

            None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Rochester Medical Corporation

Date: August 5, 1997            By: /s/ ANTHONY J. CONWAY
                                    --------------------------------------------
                                    Anthony J. Conway
                                    Chief Executive Officer


Date: August 5, 1997            By: /s/ BRIAN J. WIERZBINSKI
                                    --------------------------------------------
                                    Brian J. Wierzbinski
                                    Chief Financial Officer



                                    Exhibits

                                                                         Page
                                                                         ----

10.13 First Amendment to Amended UF Catheter Exclusive OEM/Private Label Agreement dated May 7, 1997, between the Company and Hollister Incorporated.

27       Financial Data Schedule