Form 10-K405
period 1997-09-30
ROCHESTER MEDICAL CORPORATION
filed 1997-12-30
CIK 868368

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1997

                        COMMISSION FILE NUMBER: 0-18933

                            ------------------------

                         ROCHESTER MEDICAL CORPORATION

              MINNESOTA                                 41-1613227
        State of Incorporation               IRS Employer Identification No.

                          ONE ROCHESTER MEDICAL DRIVE
                         STEWARTVILLE, MINNESOTA 55976
                     Address of Principal Executive Offices

                         Telephone Number: 507/533-9600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK WITHOUT PAR VALUE

                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The issuer's revenues for its most recent fiscal year were $7,615,439

    The aggregate market value of voting stock held by non-affiliates based upon the closing NASDAQ sale price on December 23, 1997 was $60,390,000.

    Number of shares outstanding on December 23, 1997 was 5,261,500 Common
Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's Proxy Statement for its February 4, 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                    OVERVIEW

    Rochester Medical Corporation (the "Company") was incorporated in Minnesota in April, 1988. The Company develops, manufactures and markets innovative urinary continence care products for urinary dysfunction management and urine drainage management. During the fiscal year ended September 30, 1997, the Company introduced new products; expanded its sales force; increased its marketing activities; obtained ISO 9001 and CE Mark quality systems certification for its current Foley and male external catheter manufacturing facilities, and expanded those facilities; occupied newly constructed administrative offices and FEMSOFT-TM- manufacturing facilities; submitted a 510-k notification to the FDA to obtain marketing approval for its Antibacterial Foley Catheter; commenced clinical testing of the FEMSOFT INSERT; and expanded administrative infrastructure necessary to support its increasing activities.

    In November 1997, the Company completed a public offering of 1,125,000 shares of common stock, resulting in net proceeds to the Company of approximately $15,800,000.

    The Company currently manufactures and markets a broad line of functionally and technologically enhanced latex-free versions of standard continence care products, including male external catheters, Foley catheters and intermittent catheters. The Company is also developing innovative and technologically advanced products designed to provide clinically and commercially attractive solutions to continence care needs. The Company is conducting clinical trials relating to the FEMSOFT INSERT, a soft, liquid-filled, conformable urethral insert for managing female incontinence. In May 1997, the Company submitted a 510(k) pre-market notification (a "510(k)") to the United States Food and Drug Administration (the "FDA") for the Antibacterial Foley catheter, which is designed to reduce the incidence of bacterial catheter-associated urinary tract infection ("CUTI"). The Company intends to expand the marketing and sales of ROCHESTER MEDICAL brand products using the Company's dedicated sales force and, simultaneously, to increase the distribution of private label products through its existing strategic relationships. The Company believes that its proprietary manufacturing technologies, including its liquid encapsulation techniques, automated production processes and synthetic materials know-how, enable the Company to manufacture products with innovative designs and features on a cost effective basis.

    The Company's urinary dysfunction management products address the two primary types of chronic urinary dysfunction: urinary incontinence, the inability to control one's urinary function, leading to involuntary and frequent urine leakage; and urinary retention, an inability to voluntarily, spontaneously and completely empty the bladder. The Company markets a broad line of latex-free catheters for urinary dysfunction management, including male external catheters for male urinary incontinence and intermittent catheters for male and female urinary retention. The Company is developing the FEMSOFT INSERT for managing female stress urinary incontinence, the most common form of urinary incontinence. In February 1997, the Company commenced a multi-site clinical trial of the FEMSOFT INSERT, which will involve 120 patients using the device over a 12 month period. The Company has compiled preliminary clinical trial results through October 17, 1997. These preliminary clinical trial results cover 58 patients and 4,203 patient uses and indicate that use of the FEMSOFT INSERT resulted in a significant reduction of incontinence episodes with a 100% rate of patient satisfaction in patients using the device for more than three months and a continuing low rate of complications. The Company will be required to file a pre-market approval application (a "PMA") to obtain FDA approval to market the FEMSOFT INSERT in the United States.

    Urinary dysfunction affects approximately 11 million women and two million men in the United States. The consequences of urinary dysfunction, including discomfort, depression, loss of mobility, social withdrawal and embarrassment about appearance and odor, are significant and often result in a dramatic change in quality of life. Urinary incontinence has medical consequences as well, including predisposition to perineal rashes, pressure ulcers, urinary tract infections and urosepsis. The medical consequences of urinary retention include severe infection, kidney failure and death. Approximately $15 billion is spent annually in the United States for the medical treatment and management of urinary dysfunction. Of this amount, the Company estimates that $3 billion is spent on management products, including devices, catheters and absorbents, and the remainder is spent on institutionalization and medical treatments, including surgery, pharmaceuticals and behavior therapy. To date, available medical treatments and management products have had limited success in continence management. In a recent survey of incontinent individuals, survey respondents reported an overall cure rate of less than 3% for all medical treatments, and 62% of respondents reported they were dissatisfied with their medical treatment for urinary incontinence.

    The Company's urine drainage management products are used by medical professionals on a temporary basis to monitor and manage urine drainage during surgery, post-operative recovery and other forms of acute care. For urinary drainage management, the Company markets a broad line of silicone Foley catheters. The Company's Foley catheters are latex-free, eliminating the risk of allergic reactions and reducing the potential for tissue damage, which can be associated with latex use. These catheters incorporate advanced features, such as smooth, seamless exteriors, which help to reduce the risk of irritation. The Company is developing the Antibacterial Foley Catheter, an advanced-design catheter which provides sustained release of a broad-spectrum antibacterial agent while the patient is catheterized. Clinical trials have demonstrated that the Antibacterial Foley catheter provided a six-fold reduction in the incidence of CUTI during the first five days of catheterization, as compared to other silicone Foley catheters. CUTI is a leading type of infection in hospitals, resulting in approximately 900,000 infections annually in the United States. CUTI develops in approximately 10% to 30% of patients with Foley catheters. The cost of treating CUTI is estimated at over $600 million annually in the United States or an average of $680 per case of CUTI.

    Through an expanded sales force, the Company intends to promote awareness of the key advantages of ROCHESTER MEDICAL brand products, including the FEMSOFT INSERT and the Antibacterial Foley catheter, relative to competitive continence care products. The sales force will focus on differentiating the Company's products on the basis of quality, potential improved medical outcomes and cost effectiveness. The Company intends to increase its penetration of the continence care market further through distribution relationships with established medical products companies, which provide the Company with broad access to the hospital, long-term care, home care and physician markets. The Company supplies male external catheters and Foley catheters to the ConvaTec division of E.R. Squibb & Sons, Inc., a subsidiary of Bristol-Myers Squibb Company ("ConvaTec"), pursuant to a distribution and co-development arrangement. Also, the Company supplies Hollister, Incorporated ("Hollister") with its requirements of self-adhering, latex-free male external catheters and is a supplier to Euromedical Industries Sdn Bhd (a subsidiary of Allegiance Health Care Corporation) ("Allegiance Euromedical") and Mentor Corporation ("Mentor").

    The Company uses custom-designed and custom-built equipment, automated program control and comprehensive performance testing to maintain product quality. The Company believes that its manufacturing technology is particularly well-suited to high unit volume production and that its automated processes enable cost-effective production through simplification and automation of traditional catheter manufacturing techniques. The Company intends to use its proprietary capabilities in molding, shaping and forming liquid encapsulated devices, as well as its antimicrobial matrix and polymer and adhesive technologies, to develop other innovative medical devices.

THE CONTINENCE CARE MARKET

    URINARY SYSTEM AND CONTINENCE CARE

    In a normally functioning urinary system, the kidneys filter waste products from the circulatory system, creating urine to remove the waste. Urine drains from the kidneys into the bladder, which serves as a reservoir until emptied through urination. Urinary continence, or the appropriate storage and release of urine, is controlled by the bladder neck and the urinary sphincter, which surrounds the bladder neck and urethra, acting together as a valve. As the bladder fills, the bladder is relaxed while the urinary sphincter contracts to prevent urination. During urination, the urinary sphincter relaxes as the bladder contracts to evacuate urine through the bladder neck and urethra. Urinary dysfunction may result from a malfunction of any part of the system. Urinary continence care involves both the treatment and management of urinary dysfunction and the temporary management of a normally functioning urinary system during surgery, post-operative recovery and other forms of acute care.

    URINARY DYSFUNCTION

    Urinary dysfunction affects approximately 11 million women and two million men in the United States. Urinary dysfunction can be characterized as either incontinence or retention. Urinary incontinence is the inability to control one's urinary function, leading to involuntary and frequent urine leakage from the bladder. Urinary retention is the inability to voluntarily, spontaneously and completely empty one's bladder, preventing urine flow even though the bladder continues to fill.

    The consequences of urinary dysfunction, including depression, discomfort and embarrassment about appearance and odor, are significant and often result in a dramatic change in quality of life. Urinary dysfunction often results in loss of self-esteem, an increased dependence on caregivers, a loss of mobility and social withdrawal and isolation. In addition, urinary dysfunction has been associated with a number of physical effects, including a predisposition to perineal rashes, pressure ulcers, urinary tract infections, urosepsis, falls and fractures. In the elderly, urinary dysfunction is a major cause of institutionalization into a nursing home.

    URINARY INCONTINENCE. Urinary incontinence may result from one or more conditions: weakened pelvic muscles; pelvic organic prolapse; tumors or other cancers and cancer treatments; prostate surgery; pelvic trauma; spinal cord damage; and medications. These diverse conditions cause three primary forms of urinary incontinence.

    - Stress Incontinence is the involuntary loss of urine caused by an increase in abdominal pressure during common activities, such as laughing, sneezing, coughing, lifting or even standing up. Among women, stress incontinence is primarily due to a weakening of the pelvic muscles caused by pregnancy and childbirth.

    - Urge Incontinence is the involuntary loss of urine due to an involuntary bladder contraction which is associated with a strong, uncontrollable desire to urinate.

    - Overflow Incontinence is the involuntary loss of urine when the amount of urine produced exceeds the bladder's capacity.

    Stress incontinence or mixed stress and urge incontinence represent over 50% of all cases of urinary incontinence and over 60% of cases among women. While urinary incontinence is present at all ages, the prevalence of urinary incontinence increases with age. Urinary incontinence affects more than 50% of the more than 1.5 million nursing home residents in the United States. Among persons older than 60 years of age, other than nursing home residents, the prevalence of urinary incontinence ranges from 15% to 35%, with women having twice the prevalence of men. In the population between 15 and 64 years of age, the prevalence of urinary incontinence ranges from 1.5% to 5% of men and from 10% to 30% of women.

    URINARY RETENTION. Individuals suffering from urinary retention are unable to empty their bladders voluntarily. This condition may have serious medical consequences, including severe infection, kidney failure and death. Urinary retention is commonly caused by neurogenic bladder, an inability of the bladder to contract in a normal manner to initiate voiding, and urinary tract obstruction, a blockage of the bladder neck or urethra which prevents the normal passage of urine. Neurogenic bladder is often a result of spinal cord injury, diabetes, Parkinson's Disease, multiple sclerosis and other nervous system trauma. Urinary tract obstructions are primarily due to drug side effects, surgery and congenital abnormalities. Urinary retention patients often experience a combination of incontinence and retention.

    CURRENT TREATMENTS FOR AND MANAGEMENT OF URINARY DYSFUNCTION

    Approximately $15 billion is spent annually in the United States for the medical treatment and management of urinary dysfunction. Of this amount, the Company estimates that $3 billion is spent annually on management products and devices and the remainder is spent on institutionalization and medical treatments, including surgery, pharmaceuticals and behavior therapies. To date, available medical treatments and management products have had limited success in continence management. In a recent survey of incontinent individuals, survey respondents reported an overall cure rate of less than 3% for all medical treatments, and 56% of respondents reported that their medical treatments produced no improvement in, or worsened, their condition. Additionally, 62% of respondents reported that they were dissatisfied with their medical treatment for urinary incontinence.

    The primary medical treatments for urinary dysfunction management are discussed below.

    BEHAVIORAL THERAPIES. Behavioral therapies for stress incontinence include bladder training and habit modification, pelvic muscle exercise, biofeedback and electrical stimulation. All such therapies are used primarily to treat female stress incontinence. Although these therapies are non-invasive and often result in some patient improvement, they typically do not provide a complete cure for urinary incontinence and require significant patient involvement. The success of many behavioral therapies depends on following rigid voiding schedules and strenuous exercise programs on a daily basis. Many patients are unable or unwilling to comply with these schedules and programs over the long term.

    SURGERY. Surgery is used primarily to treat stress incontinence and includes artificial urinary sphincter implantations for patients with intrinsic sphincter deficiency (the inability of the urinary sphincter to contract sufficiently to maintain continence) and bladder neck suspension surgery to stabilize the urethra for patients with hypermobility (a significant displacement of the urethra during exertion, which accounts for a majority of stress incontinence cases). These surgeries are expensive, involve risks of failure and complications, including urinary retention, and are highly invasive, requiring general anesthesia and several weeks or months for full recovery. Another surgical treatment, indicated primarily for patients with intrinsic sphincter deficiency, is the injection of urethral bulking agents into the area around the urethra to create a mild obstruction. Although less invasive than other surgeries, urethral bulking agents are relatively expensive, and the procedure must be repeated periodically due to bioabsorption of the bulking agents. In addition, surgery to treat urinary retention may be performed to remove urethral obstructions, although these obstructions often return.

    PHARMACEUTICALS. Pharmaceutical treatments primarily manage urge incontinence by blocking involuntary bladder contractions. Pharmaceutical treatments provide symptomatic relief rather than curing the underlying condition and require long-term use. Drug treatments for urinary incontinence may cause adverse effects, including drowsiness, dryness of the mouth, dizziness, constipation and urinary retention.

    The primary management products for urinary dysfunction are discussed below.

    ABSORBENTS. The most prevalent incontinence management products are adult absorbents, including adult diapers and absorbent pads, either disposable or reusable. Adult absorbents are used because they provide needed protection and can be easily self-administered without seeing a physician. Disadvantages of the adult absorbents include lack of control over urine flow and corresponding discomfort from wetness, skin irritations and rash; embarrassment about appearance and odor; perceived social stigma; inconvenience; and significant compromise of freedom of lifestyle. Retail sales of adult absorbents in the United States during 1995 were estimated to exceed $2.5 billion.

    FOLEY CATHETERS. Foley catheters, or in-dwelling catheters (as more fully described below), are used on a limited basis to manage urinary dysfunction. The United States Department of Health and Human Services ("HHS") has reported that more than 100,000 residents in nursing homes in the United States have long-term Foley catheters in place to manage urinary dysfunction. The use of Foley catheters to manage urinary dysfunction may cause urethral irritation and tissue erosion due to catheter movement.

    The Company believes that over 90% of the Foley catheters sold worldwide are made of latex. Although latex has certain attractive physical characteristics and cost advantages, latex contains natural proteins and allergens that may irritate and damage the surrounding tissue. Latex catheters may be less comfortable to use than synthetic catheters because crystals of urine salt can form more easily on the surface of latex catheters. These crystals can make withdrawal of latex catheters cause painful tissue trauma, and can also result in the development of permanent strictures (scar tissue) inside the urethra. Healthcare providers now recognize that latex can also cause allergic reactions that may be life-threatening for some patients. Concerns about latex allergies among healthcare workers and the general population have also increased in recent years. It has been reported that 10% to 15% of healthcare workers are sensitive to latex healthcare products. As a result, healthcare institutions are increasingly attempting to limit their workers' exposure to latex.

    On September 30, 1997, the FDA issued final rules that require labeling of latex medical devices to warn of possible allergic reactions. The final rules require that all medical devices containing natural rubber latex be labeled with the warning "Caution: This Product Contains Natural Rubber Latex Which May Cause Allergic Reactions." The FDA will also require the removal of all claims that latex medical devices are hypoallergenic from the labeling of these devices. Manufacturers have until September 30, 1998 to comply with the new rules.

    MALE EXTERNAL CATHETERS. Male external catheters are disposable devices for the management of male incontinence. The male external catheter consists of a condom-like sheath that tapers into a cone and funnel. The sheath is unrolled upon the penis and adheres by means of an adhesive, either contained as a part of the wall of the sheath ("self-adhering") or provided by a separate strip of adhesive tape ("tape-on"). The male external catheter drains through an attached tube into a leg bag which is periodically emptied. Typically, the male external catheter is removed and discarded daily. Male external catheters are designed to be self-administered. These catheters are used primarily in home care settings and long-term care facilities. Potential drawbacks of male external catheters are leakage, skin irritation, inconvenience and reduced mobility. The Company believes that approximately 75% of male external catheters sold worldwide are made of latex, which results in many of the disadvantages associated with latex products described above.

    URETHRAL INSERTS AND BLADDER NECK SUPPORT PROSTHESES. The bladder neck and urethra are delicate structures of mucous membranes and muscle that manage the flow of fluids from the body. The urethra is a narrow, ribbon shaped canal, which in females gradually twists and curves slightly from the bladder neck to the exterior opening. As a result of the urethra's structure and sensitive tissues, any rigid, nonconformable device that is inserted into the urethra has the potential to distort the urethra's shape, cause muscle erosion and irritate or damage the urethral tissues and make them more susceptible to infection. Recently, urethral inserts and bladder neck support prostheses for female stress incontinence have been introduced to the market. Currently marketed urethral inserts occlude the female urethra to manage incontinence. Bladder neck support prostheses manage incontinence by lifting the bladder neck and urethra through pressure applied from the device in the vaginal cavity.

    INTERMITTENT CATHETERIZATION. Intermittent catheterization is the preferred management modality for patients with urinary retention. Intermittent catheterization involves the use of a straight catheter inserted through the urethra into the bladder to achieve voiding. Patients using intermittent catheterization often must perform this procedure every three to six hours. This procedure can be uncomfortable, is associated with an increased incidence of urinary tract infection, and in some patients may result in severe urethral irritation. As an adjunct to medical treatments, primarily behavioral therapies, intermittent catheterization increasingly is being recommended to manage urinary incontinence.

    URINE DRAINAGE MANAGEMENT

    During surgery, post-operative recovery and certain other acute care settings, it is often necessary for medical professionals to monitor the flow of urine, and manage the urinary functions, of patients with normally functioning urinary systems. Typically, urine drainage management is accomplished by placing a Foley catheter in these patients. HHS has reported estimates that as many as one out of four hospital patients in acute care settings undergoes a short-term Foley catheterization. The Company believes over 90% of such patients require a Foley catheter for seven days or less. The Company estimates that sales of Foley catheters and related accessories in the United States were $240 million in 1995.

    The Foley catheter is an in-dwelling catheter that provides continuous drainage of the bladder. A Foley catheter consists of a tube (the "catheter tube") with interior conduits ("lumens") and an inflatable balloon portion near one end. The balloon end of the Foley catheter is inserted through the urethra into the bladder. A sterile saline solution is injected into the balloon lumen to inflate the balloon inside the bladder and prevent the catheter from being withdrawn. Urine drains through eyelets in the tip of the catheter into the drain lumen, which is connected by tubing to an external collection device, such as a leg bag. A Foley catheter is inserted primarily by healthcare professionals and is not designed for self-administration.

    The regular use of Foley catheterization for urinary drainage management is associated with CUTI. CUTI is primarily caused by bacteria that migrate through the urethra into the bladder along the outside of the catheter. The Company and other industry sources estimate that 10% to 30% of patients with Foley catheters develop a CUTI. Hospitals have reported that cases of CUTI account for 40% of hospital-acquired infections, or approximately 900,000 infections each year. CUTI prolongs patients' recovery time and increases mortality risk. The direct cost of treating these infections is estimated at over $600 million annually in the United States, or an average $680 per case of CUTI, which is substantially greater than the cost of a Foley catheter. Moreover, increases in the number of antibiotic-resistant strains of bacteria has raised the level of concern regarding CUTI. In particular, as a result of these concerns, many physicians are reluctant to prescribe antibiotics prophylactically to control CUTI.

ROCHESTER MEDICAL SOLUTIONS

    The Company currently manufactures and markets functionally and technologically enhanced versions of standard continence care products, including Foley catheters, male external catheters and intermittent catheters. The Company is also developing innovative and technologically advanced products designed to provide clinically and commercially attractive solutions to the limitations of current continence care. The Company's products are designed to advance the quality of continence care by providing improved medical outcomes on a cost effective basis. The Company believes that its proprietary manufacturing technologies, including its liquid encapsulation techniques, automated production processes and synthetic materials know-how, enable the Company to manufacture products with innovative designs and features.

    The Company believes that its current products and products in development, including the Antibacterial Foley catheter and FEMSOFT insert, offer some or all of the following benefits.

    - IMPROVED MEDICAL OUTCOMES. The Company's products are designed to improve the medical outcome of continence care as compared to many current continence care devices. The Company's Foley catheters are designed to reduce irritation and damage to the urethra that can lead to infection, while its male external catheters are intended to reduce the incidence of tissue damage, in part through the Company's materials technology. The Company's soft and pliable FEMSOFT insert and advanced-design products are designed to reduce irritation and tissue erosion in the urethra by conforming to the movement of the urethra during normal activities. The Antibacterial Foley catheter is designed to reduce bacterial CUTI.

    - IMPROVED PATIENT SATISFACTION. Each of the Company's products is designed to improve patient satisfaction and comfort. The Company's silicone male external catheters are odor-free and have greater gas permeability than catheters made from other materials. The Company believes these catheters may reduce skin irritation and increase patient comfort. In addition, the Company's male external catheters incorporate proprietary adhesive technologies, which create better adherence to the skin, reduce leakage and give the wearer greater confidence. The Company's liquid encapsulation technology enables it to produce soft, pliable devices, such as the FEMSOFT insert and other advanced design products, that are more comfortable for the patient to use. In addition, the FEMSOFT insert requires no collection bags or absorbent pads or liners, which can cause embarrassment, restrict mobility and compromise lifestyle.

    - ELIMINATION OF RISK OF LATEX REACTIONS. The Company manufactures all of its products from silicone, a non-toxic, biocompatible and hypoallergenic material, or other non-latex synthetic materials, thereby eliminating the risk of latex reactions in patients and caregivers. The use of non-latex materials in the Company's products also protects against the irritation and discomfort that is sometimes associated with the use of latex-based products.

    - EASE OF USE. The Company's self-administered products are designed to be easy to use and convenient for the patient. The Company's male external catheters are transparent, permitting visual skin inspection without removal of the catheters and aiding proper placement of the catheters. The FEMSOFT insert is designed to be easily inserted and removed by most women following proper training. It requires no inflation, deflation, syringes or valving mechanisms.

    - COST EFFECTIVENESS. The Company has designed its products to include features intended to reduce the incidence of tissue trauma or other adverse consequences of continence care, which may increase the total cost of patient treatment. The Company believes that these features position its products as cost effective alternatives for patients and caregivers. For example, the Company believes that the Antibacterial Foley catheter will lower overall patient costs by reducing the incidence of bacterial CUTI among the relevant patient population.

    - QUALITY. The Company seeks to manufacture quality continence care products using superior materials, program controlled production processes, comprehensive quality control testing and innovative product designs.

BUSINESS STRATEGY

    The Company's objective is to become a leading developer and worldwide marketer of innovative continence care products of high quality and value. The Company's strategy is to offer a broad range of continence care products, including products for urinary dysfunction management and urinary drainage management. Key elements of the Company's business strategy include:

    - FOCUS ON COMMERCIALIZING ANTIBACTERIAL FOLEY CATHETER AND FEMSOFT INSERT. The Company is focused on manufacturing scale-up and marketing and sales preparation for introduction of the Antibacterial Foley catheter, if the Company receives clearance from the FDA. The Company is also focused on continuing clinical testing of the FEMSOFT insert in preparation for submitting a PMA to the FDA, and is completing installation of a production line for the FEMSOFT insert and other liquid encapsulation products. Once these product development programs are completed, the Company intends to increase its focus on the development and commercialization of the Company's other advanced design products.

    - AGGRESSIVELY PURSUE SALES GROWTH OF ROCHESTER MEDICAL BRAND PRODUCTS. To date, the majority of the Company's sales have been made through private label arrangements. The Company's strategy is to place increased emphasis on promotion of Rochester Medical brand products in order to develop market recognition of the brand. Through an expanded sales force and related marketing activities, the Company intends to promote awareness of the key advantages of the Company's Rochester Medical brand products over competitive continence care products. The sales force will focus its efforts on the relatively small number of significant buying groups, dealers, distributors, institutions and home care providers that control a substantial portion of product purchases in the Company's target markets. In order to penetrate these purchasers, the Company's sales force focuses on differentiating the Company's products on the basis of quality, improved medical outcomes and cost effectiveness. The Company intends to emphasize the sale of the FEMSOFT insert and Antibacterial Foley catheter through the Rochester Medical brand. The Company will also continue to expand its network of international distributors of Rochester Medical brand products.

    - UTILIZE PROPRIETARY TECHNOLOGIES TO EXPAND PRODUCT OFFERINGS. The Company will continue development of disposable, latex-free continence care products using its proprietary technologies. The Company will seek to apply its capabilities in molding, shaping, and forming liquid encapsulated devices under programmed controls to develop new devices that are softer and more comfortable for the patient. The Company also intends to pursue opportunities to develop other continence care products using its antimicrobial matrix and polymer and adhesives technologies. In the longer term, the Company intends to explore opportunities for the development of innovative medical devices for other markets, such as fecal incontinence, ostomy and gastro-intestinal tubes, which will benefit from the softer, more conformable devices that can be produced using the Company's liquid encapsulation technologies.

    - LEVERAGE STRENGTHS IN AUTOMATED MANUFACTURING TECHNOLOGY. The Company seeks to use its proprietary manufacturing processes, materials expertise, custom designed equipment and technical know-how to simplify and automate traditional manufacturing techniques for continence care products. In order to manufacture high quality products at competitive costs, the Company concurrently designs and develops new products and the processes and equipment to manufacture them. The Company's manufacturing technology is well suited to high-unit volume production of disposable devices on a cost effective basis. The Company believes that controlling the cost of the device is an important factor in the market for disposable devices.

    - CAPITALIZE ON CONVATEC RELATIONSHIP AND OTHER PRIVATE LABEL ARRANGEMENTS. The Company's growth strategy includes increasing its share of the continence care market through its relationship with ConvaTec and other private label arrangements. The Company will continue to work closely with ConvaTec to increase sales under their strategic alliance and to increase the Company's access to worldwide markets. In addition, the Company, subject to the rights of ConvaTec, will continue to distribute its products under private label arrangements with other established medical products companies. For a discussion of recent developments in the Company's relationship with ConvaTec, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Business Outlook."

PRODUCTS AND PRODUCTS IN DEVELOPMENT

    The Company has the following disposable, latex-free continence care devices in the market or in development for urinary dysfunction and urine drainage management:

             ROCHESTER MEDICAL PRODUCTS AND PRODUCTS IN DEVELOPMENT

              PRODUCT                         PRIMARY APPLICATION                          STATUS
------------------------------------  ------------------------------------  ------------------------------------
Urinary Dysfunction:
  FEMSOFT insert                      Management of female incontinence     In development/in a multi-site
                                                                              clinical trial

  Male external catheters             Management of male incontinence       Marketed product line

  Personal Catheter                   Intermittent self-catheterization     Marketed product line
                                        for urine retention management

Urine Drainage:

  Antibacterial Foley catheter        Reduction of the incidence of         In development/clinical trial
                                        bacterial CUTI in surgery and         completed/510(k) submitted
                                        post-operative recovery urine
                                        drainage management

  Foley catheters                     Surgery and post-operative recovery   Marketed product line
                                        urine drainage management

Other Advanced Design Products:

  Comfort Sleeve Foley catheter       Long-term urine drainage management   510(k) clearance received/not
                                                                              currently marketed

  Female catheter                     Surgery and post-operative recovery   510(k) clearance received/not
                                        urine drainage management; female     currently marketed
                                        incontinence management

  Female valved catheter              Female incontinence management        In development

URINARY DYSFUNCTION

    FEMSOFT INSERT

    The FEMSOFT insert is a disposable device currently in clinical trials for the management of stress incontinence in active women. It is a soft, conformable urethral insert that assists the female urethra and bladder neck to control the involuntary loss of urine. The device can be simply inserted, worn and removed for voiding by most women. It requires no inflation, deflation, syringes or valving mechanisms..

    PRODUCT DESCRIPTION. The FEMSOFT insert consists of a small cylindrical, liquid-filled silicone membrane, approximately two inches in length. The membrane has a bulb-shaped portion near the tip and an oval-shaped tab at the end that remains outside the urethra. The tip of the device is inserted into the urethra by use of a disposable applicator which resides in a central tube extending the length of the device. As the device is inserted, the pressure from the urethra compresses the bulb causing the liquid to move toward the external end of the device. When the bulb portion enters the bladder, the pressure exerted by the urethra causes the liquid to refill the bulb portion which seats the device in the bladder neck and urethra. The user removes and discards the disposable applicator, allowing the urethra to resume its natural curve and shape. The silicone tab of the insert remains outside the urethra after insertion. When a user needs to void, the tab is pulled to remove the insert; the device is discarded and another inserted.

    The FEMSOFT insert is designed such that incidental pressures on the bladder caused by normal activity, which are typically the immediate causes of stress incontinence, improve the seal created by the device in the bladder neck, thereby helping to prevent leakage. Steady pressure from a contracting bladder, as during voluntary urination, will compress the bulb and expel the device, thereby providing further ease of use and minimizing the possibility of harm in persons who may be unable to otherwise remove the device due to injury or loss of consciousness.

    TARGET MARKET. The Company believes the FEMSOFT insert will provide significant advantages in the management of female stress incontinence. The FEMSOFT insert is a minimally invasive device that provides a patient with effective control of her urinary function and eliminates the need for collection bags and pads or liners that can cause embarrassment, restrict mobility and compromise lifestyle. In addition, the soft, liquid-filled silicone membrane of the FEMSOFT insert has been designed to conform to the irregular shape of the urethra and follow the movements of the urethra during normal activities, thereby helping to reduce chafing, abrasion and leakage. The FEMSOFT insert has also been designed to provide a variable, supportive pressure to the muscles of the urethra and bladder neck, while reducing tissue erosion and loss of muscle tone. Although intended principally for the management of female stress incontinence, the FEMSOFT insert may also be suitable for the management of some conditions of urge incontinence or mixed stress and urge incontinence.

    The FEMSOFT insert will be a prescription device that will require the patient to visit her physician. Before a patient begins using the FEMSOFT insert, the physician will fit the patient with the proper size and instruct the patient on proper application of the FEMSOFT insert. The Company anticipates manufacturing the device in combinations of three widths to provide a proper fit.

    CLINICAL TRIAL PROGRAM. The FEMSOFT insert requires PMA approval by the FDA before it may be marketed commercially. A clinical trial of the FEMSOFT insert is being conducted at eight sites in the United States under an Investigational Device Exemption ("IDE") application approved by the FDA. The clinical trial protocol contemplates 120 patients studied over a 12 month period. 110 patients are currently enrolled in the clinical trial, of which 87 are using the device and 23 are completing preliminary evaluation protocols necessary to begin using the device. The Company has compiled preliminary clinical trial results through October 17, 1997. These preliminary clinical trial results cover 58 patients and 4,203 patient uses and indicate that use of the FEMSOFT INSERT resulted in a significant reduction of incontinence episodes with a 100% rate of patient satisfaction in patients using the device for more than three months and a continuing low rate of complications. In the trial, each patient compared urine leakage and incontinence episodes during periods of use of the device and periods of non-use. These results are preliminary and may not necessarily be indicative of the final results of the clinical trial.

    The Company is continuing the multi-site FEMSOFT insert clinical trial to collect the data necessary to submit a PMA regarding the FEMSOFT insert to the FDA. The Company intends to submit a PMA based on the data to be derived from the continuing clinical trial. The timing of this submission will depend on the progress and results of the clinical trial and the Company's determination that it has gathered sufficient data for a submission. The process for obtaining FDA approval is unpredictable and often lengthy and there can be no assurance that the FDA will grant approval in a timely manner, if at all. Even if regulatory approval is obtained, there can be no assurance that the FEMSOFT insert will perform as designed or will be successfully marketed.

    MALE EXTERNAL CATHETERS

    The Company manufactures and markets three types of silicone male external catheters: the Ultraflex, Pop-On and Wide Band catheters. The Ultraflex catheter has adhesive positioned midway down a standard length catheter sheath. The Pop-On catheter has a sheath that is shorter than that of a standard male external catheter and has adhesive applied to the full length of the sheath. It is designed to accommodate patients who have retracted penises or other physical impediments to using standard length male external catheters. In addition, the Company believes the Pop-On catheter may be used as an alternative to standard length catheters.

    The Company's Wide Band self-adhering male external catheter, which is of standard length, has an adhesive band which extends over the full length of the sheath, providing approximately 70% more adhesive coverage than other male external catheters currently marketed. The recently introduced Wide Band catheter is designed to reduce the adhesive failure and resulting leakage that may occur with male external catheters due to normal activities, which is a common complaint among users of male external catheters. In light of this advantage, the Company intends to focus its male external catheter marketing efforts on this product.

    All of the Company's male external catheters are produced in five sizes for better patient fit. The Company believes that its silicone male external catheters have advantages compared both to latex catheters and to other non-latex catheters. Silicone is a non-toxic, biocompatible and hypoallergenic material that eliminates the risks of latex-related skin irritation. Silicone catheters are also odor free and have greater gas permeability than catheters made from other materials, including latex. Gas permeability reduces skin irritation and damage from catheter use and thereby increases patient comfort. Unlike latex male external catheters, the Company's silicone catheters are transparent, permitting visual skin inspection without removal of the catheters and aiding proper placement of the catheters. The Company's catheters also have a kink-proof funnel design to ensure uninterrupted urine flow. The self-adhering technology of the Company's catheters eases application of the catheters and provides a strong bond to the skin for greater patient confidence and prolonged wear. Finally, unlike the processes used by manufacturers of competitive catheters, the Company's proprietary manufacturing processes enable it to manufacture its Pop-On catheter with sufficient adhesive strength in a shorter sheath.

    The Company sells silicone male external catheters under the Rochester Medical brand and to private label customers. The Wide Band male external catheter is currently sold only under the Rochester Medical brand.

    The Company also manufactures and sells male external catheters made from a proprietary non-latex, non-silicone material to certain private label customers. These catheters use the same self-adhesive technology as the Company's silicone male external catheters. Like the silicone male external catheters, the non-silicone catheters eliminate the risk of latex reactions and latex-related skin irritations. The non-silicone catheters also are odor free.

    PERSONAL CATHETER

    The Company's Personal Catheter is a disposable intermittent catheter manufactured from two different silicones, with a stiff core catheter tube and a softer outer cover. This construction provides sufficient stiffness for ease of insertion, while the softer cover is designed to reduce tissue irritation during insertion. Most competitive intermittent catheters are made from thermoplastics, which become stiffer when cool and more flexible when warm and which also tend to deform if bent for any length of time, as when carried in a purse or pocket. The Personal Catheter is not sensitive to normal temperature variations and does not deform if bent for storage. The Company produces the Personal Catheter in three lengths and multiple diameters. The Company introduced the Personal Catheter in May 1997 and markets it under the Rochester Medical brand.

URINE DRAINAGE

    ANTIBACTERIAL FOLEY CATHETER

    The Company's Antibacterial Foley catheter is a silicone Foley catheter that incorporates all of the advantages of the Company's other marketed Foley catheters (as described below) and has been designed to reduce the incidence of bacterial CUTI. The Antibacterial Foley catheter incorporates a broad-spectrum antibacterial agent, nitrofurazone, into the silicone matrix of the outer and inner surfaces of the catheter in a formulation that gives sustained release of the medication into and throughout the urethra and bladder neck while the patient is catheterized.

    Nitrofurazone, which has been used for over 40 years, is effective against both gram-positive and gram-negative bacteria. Laboratory tests conducted by the University of Minnesota and funded by the Company have shown the imbedded nitrofurazone in the Antibacterial Foley catheter to inhibit the growth of most bacteria known to cause bacterial CUTI, including some common antibiotic-resistant bacterial strains. Nitrofurazone, an active ingredient of the catheter, kills bacteria by inhibiting a broad range of bacterial enzymes, particularly those involved in both the aerobic and anaerobic degradation of glucose and pyruvate. This inhibition process is different than the mechanisms of systemic antibiotics that are typically used for the treatment and control of CUTI.

    The Company funded a prospective, randomized, double-blinded clinical trial of the Antibacterial Foley catheter at the University of Wisconsin which evaluated 344 patients in acute care, intensive care and surgical settings. This completed clinical trial demonstrated that use of the Antibacterial Foley catheter yielded a six-fold reduction in the incidence of bacterial CUTI compared to use of a silicone, non-medicated Foley catheter in patients who were catheterized for one to five days, a period that is typical of approximately 90% of all hospital Foley catheterizations. The Antibacterial Foley catheter was well-tolerated by the patients using it, and no complications or attributable side-effects or systemic absorption of nitrofurazone were observed. The clinical study was designed and carried out by Dennis G. Maki, M.D., Professor of Medicine and Head of the Section of Infectious Diseases in the Department of Medicine of the University of Wisconsin Medical School, and Hospital Epidemiologist.

    In May 1997, the Company submitted a 510(k) for the Antibacterial Foley catheter based upon the University of Wisconsin clinical trial and the University of Minnesota tests. Unless the Company obtains FDA clearance, the product cannot be marketed in the United States. There can be no assurance that the Company will obtain such FDA clearance in a timely manner, if at all. Even if regulatory clearance is obtained, there can be no assurance that the Antibacterial Foley catheter catheter will perform as designed or will be successfully marketed.

    The Company believes that the six-fold reduction in the incidence of bacterial CUTI and the associated improved patient outcomes as indicated in the Antibacterial Foley catheter clinical trials may provide potentially significant cost savings to hospitals and other purchasers of urinary catheters and enable the Company to position the Antibacterial Foley catheter as a premium product in the market. The Company intends to sell the Antibacterial Foley catheter under the Rochester Medical brand. The Company may also market the Antibacterial Foley catheter through ConvaTec depending on the negotiation of mutually satisfactory pricing terms.

    FOLEY CATHETERS

    The Company offers Foley catheters in a standard two lumen version and in a three lumen version for irrigation of the urinary tract. These Foley catheters are available in all standard adult and pediatric sizes as well as in specialized pediatric sizes. All of the Company's silicone Foley catheters eliminate the risk of the allergic reactions and tissue irritation and damage that is sometimes associated with latex Foley catheters. The Company's Foley catheters are transparent which enables healthcare professionals to observe urine flow. The Company's standard Foley catheters also feature solid, rounded tips for ease of insertion and smooth, proportional eyes for ease of insertion and maximum drainage. Unlike the manufacturing processes used by producers of competing silicone Foley catheters, in which the balloon portion is formed by hand in a separate procedure involving gluing and burnishing, the Company's automated manufacturing processes allow the Company to integrate the balloon into the structure of the Foley catheter, resulting in a smoother, more uniform exterior that may help reduce irritation to urinary tissue.

    The Company's standard Foley catheters are packaged in single catheter strips and sold under the Rochester Medical brand and under private label arrangements. In addition, the Company sells its standard Foley catheters in bulk under private label arrangements for packaging in kits with tubing, collection bags and other associated materials. The Company's standard silicone Foley catheters are priced competitively compared to a substantial majority of Foley catheters sold in the United States.

OTHER ADVANCED DESIGN PRODUCTS

    COMFORT SLEEVE FOLEY CATHETER

    The Comfort Sleeve Foley catheter has a flexible, liquid-filled sheath encasing the urethral section of the catheter tube, and is made from silicone using the Company's liquid encapsulation technologies. The Company believes that its Comfort Sleeve Foley catheter can provide improved patient comfort as compared to other Foley catheters. Its liquid-filled urethral section is softer and more pliable than other Foley catheters and its design permits the catheter tube to move and rotate independently of the flexible encasing sheath, lessening abrasion and irritation to the urethra during use. The Company believes these features may be particularly beneficial to long-term catheterized patients, including nursing home residents. The Company also believes that the Comfort Sleeve Foley catheter can reduce the leakage sometimes associated with other Foley catheters because the liquid-filled sheath of the Comfort Sleeve Foley catheter conforms to the shape of the urethra.

    Although the Company has received 510(k) marketing clearance from the FDA to market the Comfort Sleeve Foley catheter, the Company has not commenced marketing. Prior to introducing the Comfort Sleeve Foley catheter, the Company intends to conduct clinical preference testing with several leading physicians and medical institutions in order to determine appropriate usage protocols and patient preferences. The Company has not yet scheduled clinical preference testing for the Comfort Sleeve Foley catheter.

    FEMALE CATHETER

    The female catheter is a disposable self-retaining urinary catheter designed to continuously empty the bladder. The female catheter can be self-administered to manage all forms of female incontinence. The female catheter can also be used by medical professionals for urine drainage management during surgery and post-operative recovery. The female catheter has been designed to be easy and convenient for the patient to use. It consists of a silicone lumen surrounded by a soft, liquid-filled silicone sleeve. To position the female catheter, the user inserts a catheter through the urethra into the bladder. The user compresses a self-contained liquid-filled reservoir to move the liquid through the catheter sleeve to inflate an expandable portion of the catheter positioned inside the bladder. A soft shroud covers the reservoir to prevent the liquid from flowing back to the reservoir and to maintain inflation of the catheter. The female catheter is then attached to any standard collection device. To deflate and remove the female catheter, the shroud is easily pulled off the sleeve to allow the liquid to flow back into the reservoir. The female catheter may be inserted once daily, and the Company believes a majority of urinary incontinence sufferers can safely position the catheter and inflate it after appropriate training. Beyond its applications for urinary incontinence, the female catheter may function as a more comfortable, less expensive replacement for some uses of standard Foley catheters by women. The Company has received FDA 510(k) marketing clearance for the female catheter but has not commenced marketing. Before commercial introduction of this catheter, the Company intends to conduct clinical preference tests with several leading physicians and medical institutions to determine appropriate usage protocols and patient preferences. The Company has not yet scheduled clinical testing of the female catheter. In addition, while the Company currently can produce limited quantities of the female catheter for testing and other purposes, the Company must complete the installation and testing of its new automated production facility before beginning production of commercial quantities of the female catheter.

    FEMALE VALVED CATHETER

    The Company is developing a female valved catheter that will use the same construction and be administered in the same manner as the female catheter. The female valved catheter is intended for use as a daily disposable device for controlled periodic urine drainage throughout the day without removal. This catheter would provide users with increased convenience because the device would not require an exterior collection bag. The Company believes that the female valved catheter may also be used throughout the day as an alternative in some circumstances to intermittent catheterization. The female valved catheter requires further research and development and will require significant clinical testing before marketing clearance may be applied for and received from the FDA. The Company has not yet scheduled such clinical testing for this catheter. There can be no assurance that the female valved catheter may be successfully developed or that clinical tests of the female valved catheter will support the safety and efficacy of the catheter or that the FDA will approve the marketing of the catheter in a timely manner, if at all.

TECHNOLOGY

    The Company uses proprietary, automated manufacturing technologies and processes to manufacture continence care devices cost effectively. The production of the Company's products also depends on its materials expertise and know-how in the formulation of silicone and advanced polymer products. The Company's proprietary liquid encapsulation technology enables it to manufacture innovative products, such as its FEMSOFT insert and Comfort Sleeve Foley and female catheters, that have soft, conformable, liquid-filled reservoirs, which cannot be manufactured using conventional technologies. Using this liquid encapsulation technology, the Company can mold and form liquid encapsulated devices in a variety of shapes and sizes in an automated process. The Company's manufacturing technologies and materials know-how also allow the Company to incorporate a sustained release antibacterial agent into its products. The Company believes that its manufacturing technology is particularly well-suited to high unit volume production and that its automated processes enable cost-effective production. The Company further believes that its manufacturing and materials expertise, particularly its proprietary liquid encapsulation technology is applicable to a variety of medical applications. The Company plans to consider, commensurate with its resources, future research and development activities to investigate opportunities provided by the Company's technology and know-how.

    The Company believes that its proprietary manufacturing processes, materials expertise, custom designed equipment and technical know-how allow it to simplify and further automate traditional catheter manufacturing techniques to reduce the Company's manufacturing costs. In order to manufacture high quality products at competitive costs, the Company concurrently designs and develops new products and the processes and equipment to manufacture them.

MARKETING AND SALES

    To date, the majority of the Company's revenues have been derived from sales of its products under private label arrangements with medical products companies, and such arrangements, including the arrangement with ConvaTec, are likely to account for a significant portion of the Company's revenues in the foreseeable future. However, the Company has begun to focus its marketing efforts on gaining increased market recognition and sales of Rochester Medical brand products. In particular, assuming it receives FDA approval, the Company intends to focus on marketing and selling its Antibacterial Foley catheter and the FEMSOFT insert under the Rochester Medical brand.

    SALES AND MARKETING OF ROCHESTER MEDICAL BRAND PRODUCTS. The Company directly sells Rochester Medical brand products in the domestic market, primarily to key accounts consisting of significant buying groups, dealers, distributors, institutions and home care providers. The Company believes that purchasing power in the healthcare market is being centralized in these large purchasers of healthcare products, and that there is an opportunity to market effectively to a large portion of the domestic continence care market with a limited, focused sales organization by marketing to these significant purchasers. The Company's sales force focuses on differentiating the Company's products on the basis of quality, the potential for improved medical outcomes and cost effectiveness.

    The Company's North American sales organization currently consists of a director of sales, five regional managers and one sales representative. The Company is in the process of recruiting sales representatives for each of the regions. This direct domestic sales force is supported by a small, centralized customer service and telesales staff. For international sales of Rochester Medical brand products, the Company has developed and continues to build a network of independent distributors. The Company currently has arrangements covering 38 countries.

    The Company believes that the introduction and marketing of the FEMSOFT insert, if FDA marketing approval is received, will differ significantly from that of its other products. The Company currently anticipates that this strategy will require significant physician and clinician education efforts and substantial consumer oriented media advertising. The educational efforts directed to clinicians may include personal visits and demonstrations; the preparation and presentation of instructions for the prescription, sizing and use of the FEMSOFT insert and for follow-on procedures for patient care and monitoring; and the preparation of written, audio and video materials for clinicians to use for patient education purposes.

    CONVATEC AND OTHER PRIVATE LABEL ARRANGEMENTS. The Company sells certain of its current products, including male external and Foley catheters, under private label arrangements to established medical products companies that provide the Company with commercial distribution of its products, a large sales force and broad access to the hospital, long-term care, home care and physician markets. Under the ConvaTec Agreement, and under a separate agreement predating the ConvaTec Agreement, the Company supplies male external and Foley catheters to ConvaTec, a division of a subsidiary of Bristol-Myers Squibb Company. ConvaTec is a leading global manufacturer and marketer of ostomy and modern wound care products and a comprehensive provider of skin care, infection control, contamination control and incontinence care products. ConvaTec has an extensive sales organization in the United States and approximately 70 other countries. ConvaTec resells the Company's products under its own brands. The Company is the exclusive supplier of Hollister's requirements of self-adhering non-latex male external catheters which Hollister resells under its own brand. The Company currently supplies Allegiance Euromedical with silicone Foley catheters. The Company supplies Mentor with silicone male external catheters, which Mentor resells under its own brand.

MANUFACTURING

    The Company designs and builds custom equipment to implement its manufacturing technologies and processes. The Company's manufacturing facilities are located in Stewartville, Minnesota. The Company produces its Foley catheters on one production line and its male external catheters on a second line. The Company has expanded its current manufacturing facility and is currently completing the installation of additional manufacturing equipment for its male external and Foley catheter products. The Company has also constructed a new manufacturing facility to house its liquid encapsulation manufacturing operations. The Company is currently in the process of installing the manufacturing line for this facility.

    The Company maintains a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance and quality control test methods. To control the quality of its finished product, the Company uses ongoing statistical process control systems during the manufacturing process and comprehensive performance testing of finished goods. Each Foley catheter's balloon function is tested, and each male external catheter is visually inspected. The Company has recently obtained ISO 9001 certification and quality system certification for the CE mark for its Foley catheter and male external catheter production lines. The Company will be required to obtain additional ISO 9001 and CE mark certifications for the new liquid encapsulation manufacturing line through a separate qualification process.

    The Company's manufacturing facility has been designed to accommodate the specialized requirements for the manufacture of medical devices, including the FDA's regulations concerning Quality System Regulation for current good manufacturing practices ("GMP").

    In connection with the PMA for the FEMSOFT insert, the Company will be required to establish that its new liquid encapsulation manufacturing facility complies with GMP. In 1995, the FDA conducted a routine inspection of the Company's existing manufacturing facility, in which the Company's facility, documentation and quality control systems were evaluated and no substantial matters of non-compliance with GMP were raised with the Company. In 1996, the Minnesota Pollution Control Agency awarded the Company public recognition for its environmental compliance program and procedures.

SOURCES OF SUPPLY

    The Company obtains certain raw materials and components for a number of its products from single suppliers. The Company depends on Dow Corning and GE for raw materials used in the manufacture of its silicone male external Foley and intermittent catheters. The loss of either of these suppliers, or a material interruption of deliveries from either one, could have a material adverse effect on the Company. Although the Company considers its relationship with Dow Corning to be satisfactory, Dow Corning is currently in bankruptcy proceedings and there can be no assurance that Dow Corning will continue to manufacture silicone or to supply silicone to medical device manufacturers, such as the Company. The Company believes that most, if not all, of the silicone it currently purchases from Dow Corning or GE could be replaced by silicone from other suppliers, and the Company has located and evaluated other potential suppliers. In the event that the Company had to replace Dow Corning or GE, however, the Company would be required to repeat biocompatibility testing of its products using the silicone from the new supplier, which may result in disruption of the Company's production of catheters, and might be required to obtain additional regulatory clearances.

    The Company is dependent on Shell for raw materials for the polymer used in manufacturing the Company's non-silicone male external catheters. During 1994, a disruption in Shell's production of these materials caused the Company to curtail production of these catheters during the fourth quarter of fiscal 1994. Although the Company adjusted to the disruption by reformulating this product, the future loss of raw materials from this supplier could have a material adverse effect on the Company. In the event that the Company had to replace Shell, however, the Company would be required to repeat biocompatibility testing of its products using the materials from the new supplier, which may result in disruption of the Company's production of non-silicone male external catheters, and might be required to obtain additional regulatory clearances.

    To date, the Company has fulfilled its requirements for nitrofurazone, which is used in its Antibacterial Foley catheter, through a single distributor. Although the Company is aware of other distributors who are able to supply nitrofurazone, the Company does not currently have arrangements for alternative supplies. In the event that the Company had to replace its supplier, the Company would be required to repeat biocompatibility testing of its products using the materials from the new supplier, which may disrupt the timing of the Company's introduction of its Antibacterial Foley catheter, and might also require additional regulatory clearances. There can be no assurance that alternative sources will be available on reasonable terms, if at all.

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

RESEARCH AND DEVELOPMENT

    The Company believes that its ability to add new products to its existing continence care product line is important to the Company's future success. Accordingly, the Company is engaged in ongoing research and development to introduce new products which provide additional features and functionality.

    The Company's principal research and development efforts are currently directed toward bringing the Antibacterial Foley catheter through the 510(k) process, as well as on completing clinical trials of the FEMSOFT insert. The Company is also focused on installing and testing standard and customized components for its automated liquid encapsulation line in its new manufacturing facility and on installing and testing equipment for the expansion of its current male external and Foley catheter manufacturing operations. In the future, the Company also intends to perform clinical studies for its other advanced design catheter products that have obtained FDA clearance and other products in development.

    Research and development expense for fiscal years 1995, 1996 and 1997, was $358,000, $1,182,000 and $1,452,000, respectively.

COMPETITION

    The continence management market is highly competitive. The Company believes that the primary competitive factors include price, product quality, technical capability, breadth of product line and distribution capabilities. The Company's ability to compete is affected by its product development and innovation capabilities, its ability to obtain regulatory clearances, its ability to protect the proprietary technology of its products and manufacturing processes, its marketing capabilities, its ability to attract and retain skilled employees, and, for products sold in managed care environments, its ability to maintain current distribution relationships and establish new distribution relationships. The Company believes that it will be important for the Company to differentiate its products in order to attract large customers, such as healthcare buying groups, distributors, dealers, institutions and home care organizations.

    The Company's products compete with a number of alternative products and treatments for continence management. The Company's ability to compete with these alternative methods for urinary continence management depends on the relative market acceptance of alternative products and therapies and the technological advances in these alternative products and therapies. Any development of a broad-based and effective cure for a significant form of incontinence could have a material adverse effect on sales of incontinence management devices such as the Company's products.

    The Company competes directly for sales of continence management devices under the Company's own brand with larger, multi-product medical device manufacturers and distributors such as ConvaTec, C.R. Bard, Inc., Allegiance Euromedical, Kendall Healthcare Products Company, Sherwood Medical Company, Hollister and Mentor. In order to compete in the developing managed care environment in the United States, the Company also supplies various male external and Foley catheters to certain of these competitors (ConvaTec, Allegiance, Mentor and Hollister) who market such devices under their own brands as a part of their broader product lines. UroMed recently introduced female incontinence devices for the daily management of female incontinence that will likely compete with the FEMSOFT insert and certain other of the Company's products. Many of the competitive alternative products to the Company's catheters are distributed by larger competitors including Johnson & Johnson Personal Products Company, Kimberly-Clark Corporation and Proctor & Gamble Company (for adult diapers and absorbent pads), and C.R. Bard, Inc. (for injectable materials). Many of the Company's competitors, potential competitors and providers of alternative therapies have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than the Company. It is possible that other large healthcare and consumer products companies may enter this market in the future. Furthermore, academic institutions, governmental agencies and other public and private research organizations will continue to conduct research, seek patent protection and establish arrangements for commercializing products in this market. Such products may compete directly with any products which may be offered by the Company.

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

    The Company owns 14 United States patents and a number of foreign patents that generally relate to certain of the Company's catheters and devices and certain of the Company's production processes. In addition, the Company owns a number of pending United States and foreign patent applications. The Company may file additional patent applications for certain of the Company's current and proposed products and processes in the future.

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

    A claim by third parties that the Company's current products or products under development allegedly infringe their patent rights could have a material adverse effect on the Company. The Company is aware that others, including UroMed, a manufacturer of a urethral insert, have obtained or are pursuing patent protection for various aspects of the design, production and manufacturing of continence care products. The medical device industry is characterized by frequent and substantial intellectual property litigation, particularly with respect to newly developed technology. The Company has received an opinion from patent counsel to the effect that the FEMSOFT insert as configured, as of the date of the opinion, does not infringe a United States patent held by UroMed. The opinion only represents the reasoned professional judgment of the Company's patent counsel and is not binding on any court or third party. This opinion of patent counsel would not preclude an action for patent infringement by UroMed, and UroMed could choose to bring an action alleging infringement of the UroMed patent at any time in the future. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from such parties, if licenses to such rights could be obtained, and/or require the Company to cease using such technology. There can be no assurance that if such licenses were obtainable, they would be obtainable at costs reasonable to the Company. If forced to cease using such technology, there can be no assurance that the Company would be able to develop or obtain alternate technology. Additionally, if third party patents containing claims affecting the Company's technology are issued and such claims are determined to be valid, there can be no assurance that the Company would be able to obtain licenses to such patents at costs reasonable to the Company, if at all, or be able to develop or obtain alternate technology. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing, using or selling certain of its products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    There also can be no assurance that any third party does not currently have, has not applied for, or might not in the future apply for, additional patents in the United States which, if ultimately granted, might be infringed by any of the Company's products as currently configured or any other product of the Company and provide the basis for an infringement action against the Company.

    The Company also relies on proprietary manufacturing processes and techniques, materials expertise and trade secrets applicable to the manufacture of its products. The Company seeks to maintain the confidentiality of this proprietary information. There can be no assurance, however, that these measures will provide the Company with adequate protection of its proprietary information or with adequate remedies in the event of unauthorized use or disclosure. In addition, there can be no assurance that the Company's competitors will not independently develop or otherwise gain access to processes, techniques or trade secrets that are similar or superior to the Company's. Finally, as with patent rights, legal action to enforce trade secret rights can be lengthy and costly, with no guarantee of success.

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

    A manufacturer may seek from the FDA market authorization to distribute a new medical device by filing a 510(k) to establish that the device is "substantially equivalent" to medical devices legally marketed in the United States prior to the Medical Device Amendments of 1976. A manufacturer may also seek market authorization for a new medical device through the more rigorous PMA process, which requires the FDA to determine that the device is safe and effective for the purposes intended.

    All of the Company's currently marketed products have received FDA marketing authorization pursuant to 510(k)s filed by the Company. The Company has submitted a 510(k) for the Antibacterial Foley catheter based upon the clinical data derived from the University of Wisconsin clinical trial and the University of Minnesota study. Following this submission, the Company has received and responded to communications from the FDA requesting additional information and providing comments on the Company's submission. The Company is currently waiting for an action by the FDA. The FDA may require further information, such as additional test data, before making a determination regarding substantial equivalence. The FDA may also determine that the proposed device is not substantially equivalent and require the Company to file a PMA application for this device. There can be no assurance that the Company will receive FDA authorization to market the Antibacterial Foley catheter or that market introduction of the Antibacterial Foley catheter will not be delayed.

    The Company has yet to apply for and receive FDA marketing authorization for certain of its devices. The Company has received approval of an IDE application to conduct multi-site clinical studies of its FEMSOFT insert, which commenced in early 1997. Upon receipt of the clinical data to be derived from that study, the Company plans to submit the FEMSOFT insert for FDA marketing authorization through the PMA application process. A PMA application must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit a substantive review the FDA will "file" the application. The FDA has 180 days to review a PMA application, although the review of such an application more often occurs over a protracted time period, and generally takes approximately two years or more from the date of filing to complete.

    The PMA application approval process can be expensive, uncertain and lengthy. A number of devices for which pre-market approval has been sought have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the filing. During the review period, an advisory committee likely will be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's GMP requirements prior to approval of an application. If granted, the approval of the PMA application may include significant limitations on the indicated uses for which a product may be marketed.

    The Company intends to pursue the PMA process for the female valved catheter, personnel and budgetary constraints permitting. Other products that the Company may consider for development, if and when developed, will require marketing authorization by the FDA.

    The Company is also required to register with the FDA as a medical device manufacturer. As such, the Company's manufacturing facilities are inspected on a routine basis for compliance with GMP. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and quality control activities. The Company underwent its latest GMP inspection by the FDA in July 1995, and no substantial matters of non-compliance were reported to the Company. In connection with the PMA for the FEMSOFT insert, if any, the Company will be required to establish that its new liquid encapsulation manufacturing facility complies with GMP. As a medical device manufacturer, the Company is further required to comply with FDA requirements regarding the reporting of adverse events associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. FDA regulations also govern product labeling and prohibit a manufacturer from marketing an approved device for unapproved applications. If the FDA believes that a manufacturer is not in compliance with the law, it can institute enforcement proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the manufacturer, its officers and employees.

    The Company may become subject to future legislation and regulations concerning the manufacture and marketing of medical devices. Such future legislation and regulations could increase the cost and time necessary to begin marketing new products and could affect the Company in other respects not currently foreseeable. The Company cannot predict the effect of possible future legislation and regulations.

    Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences may affect the efficiency and timeliness of international market introduction of the Company's products. For countries in the European Union ("EU"), in January 1995, CE Mark certification procedures became available for medical devices, the successful completion of which would allow certified devices to be placed on the market in all EU countries. After June 1998, medical devices may not be sold in EU countries unless they display the CE Mark. In order to obtain and maintain the CE mark, the Company must comply with the EU Medical Device Directive ("KU Directive") and pass an initial and annual facilities audit inspections by an EU inspection agency. The EU Directive requires compliance with ISO 9001 and other specified standards. The Company has recently obtained ISO 9001 certification and quality system certification for the CE mark for its currently marketed products. In order to maintain certification, if granted, the Company will be required to pass annual facilities audit inspections conducted by EU inspectors. The certification is site specific, and the Company will undergo a similar certification process for its new FEMSOFT manufacturing facility. There can be no assurance, however, that the Company will be able to maintain regulatory approvals or clearances, including CE mark certification, for its products in foreign countries.

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

THIRD PARTY REIMBURSEMENT

    In the United States, healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, Medicaid, private health insurance plans and managed care organizations, to reimburse all or a portion of the cost of the devices. The Medicare program is funded and administered by the federal government, while the Medicaid program is jointly funded by the federal government and the states, which administer the program under general federal oversight. The Company believes its currently marketed products are generally eligible for coverage under these third party reimbursement programs, and that its Antibacterial Foley catheter, will also be eligible for third party reimbursement. The Company is currently unable to assess eligibility of the FEMSOFT insert for reimbursement. As a result, the competitive position of certain of the Company's products may be partially dependent upon the extent of reimbursement for its products.

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

PRIVATE LABEL DISTRIBUTION AGREEMENTS

    CONVATEC. On August 11, 1995, the Company entered into the ConvaTec Agreement, which grants ConvaTec, subject to obligations and limitations imposed by certain of the Company's other distribution agreements, worldwide rights to market the Company's products that, as of the date of the Agreement, were currently produced or in development ("Products in Development") under ConvaTec's brand. At the same time, the Company retains worldwide rights to market its products under the Rochester Medical brand.

    The ConvaTec Agreement provides that ConvaTec will purchase all of its requirements of certain of the Company's products from the Company. However, the ConvaTec Agreement does not include any minimum purchase requirements or require that ConvaTec market any or all of the Company's products. The Company will provide all manufacturing and packaging of the Company's products for ConvaTec. The ConvaTec Agreement provides, however, in the event that the Company is unable to supply ConvaTec's requirements for products for any reason other than a shortage of raw materials and the Company is unable to find a suitable replacement in a commercially reasonable time, ConvaTec will be deemed to have a license to the Company's technologies for purposes of manufacturing products for ConvaTec. The Company currently supplies ConvaTec with silicone male external catheters and Foley catheters. As the Company's Products in Development become available for commercial sale in the future, the ConvaTec

Agreement calls for the Company and ConvaTec to negotiate in good-faith on packaging, quality control specifications and pricing for each of those products. To maintain its marketing rights to those Products in Development, ConvaTec is obligated to make good faith efforts to market such additional products within 18 months following the Company's first commercial sale of any such products. In addition, the Company and ConvaTec may agree to work cooperatively to develop additional incontinence and urology products. The Company is obligated to offer ConvaTec a right of first refusal to market all products developed after the date of the ConvaTec Agreement ("Future Products"). In addition, prior to entering into a distribution agreement for any Future Product with a third party, the Company must offer ConvaTec a final opportunity to market such product on terms no less favorable to ConvaTec than those offered to the third party.

    The Company and ConvaTec are currently in discussions regarding the status of the FEMSOFT insert under the ConvaTec Agreement. The Company's position is that the FEMSOFT insert is a Future Product that is subject only to ConvaTec's rights of first refusal and last offer. ConvaTec has expressed its view that the FEMSOFT insert is a Product in Development and therefore subject to ConvaTec's exclusive rights to be the private label distributor of the FEMSOFT insert. If the Company and ConvaTec are unable to reach agreement, these issues will be resolved by arbitration under the terms of the ConvaTec Agreement.

    The ConvaTec Agreement has an initial term expiring August 31, 2000. ConvaTec may, at its option, renew the ConvaTec Agreement for an additional five-year term, and may thereafter renew the ConvaTec Agreement for up to five additional one-year renewal periods through August 31, 2010. Either party may terminate the ConvaTec Agreement only upon the other party's material breach of the ConvaTec Agreement, bankruptcy or insolvency, or inability to perform under the ConvaTec Agreement for a period of more than six months. The ConvaTec Agreement may not be terminated in the event that a third party acquires the Company. The Company has agreed to indemnify ConvaTec against certain liabilities, including any patent infringement claims by third parties.

    Under a separate agreement, the Company supplies ConvaTec with tape-on non-silicone male external catheters. This agreement has an initial term expiring September 1999 and is subject to automatic annual renewals cancelable on six months notice by either party. The agreement may be terminated at any time, upon six months written notice given by ConvaTec without cause, or by the Company if ConvaTec fails to make certain agreed minimum purchases.

    Sales of products to ConvaTec represented 12% of the Company's revenues in fiscal 1996 and 24% of revenues in fiscal 1997. For a discussion of recent developments in the Company's relationship with ConvaTec, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Business Outlook."

    HOLLISTER. The Company is the exclusive supplier of Hollister's requirements of self-adhering non-latex male external catheters which Hollister resells under its own brand. As a part of its agreement with Hollister, the Company has agreed to restrict its ability to sell self-adhering non-silicone male external catheters on a private label basis to other manufacturers and distributors for distribution outside of the United States and Canada. The parties recently agreed to a four-year extension of the original agreement beginning May 1, 1998 and expiring April 30, 2002. During that period, Hollister is subject to a minimum purchase requirement of four million non-silicone catheters at the rate of at least one million catheters per year. Sales of products to Hollister represented 12% of the Company's revenues in fiscal 1996 and 10% of revenues in fiscal 1997.

    ALLEGIANCE EUROMEDICAL. Under a two-year agreement which expired on November 30, 1996, the Company was the exclusive supplier to Allegiance Euromedical of Allegiance Euromedical's requirements of silicone Foley catheters, and Allegiance Euromedical was the exclusive distributor of the Company's standard silicone Foley catheters in Japan, Canada, Western Europe and the Balkans (subject to grandfather rights for the Company's pre-existing foreign distributors). Allegiance Euromedical was also a non-exclusive distributor of silicone Foley catheters for all other territories. Recently, the parties amended and restated their original agreement to eliminate and phase out Allegiance Euromedical's exclusive distribution rights and eliminate Allegiance Euromedical 's minimum purchase obligations. Allegiance Euromedical is now a worldwide distributor of the Company's silicone Foley catheters. The amended and restated agreement expires November 30, 1999. Sales of products to Allegiance Euromedical represented 19% of the Company's revenues in fiscal 1996 and 4% of revenues in fiscal 1997.

    MENTOR. The Company sells silicone male external catheters to Mentor pursuant to a Male External Catheter License, Sales and Distribution Agreement, as modified in September 1995 (the "MEC Agreement"). Additionally, the Company granted to Mentor a non-exclusive, paid-up, royalty free license to make, use and sell silicone male external catheters that the Company currently sells to Mentor. The Company also granted Mentor a non-exclusive, paid-up, royalty free license to use for any purpose all technical know-how and/or trade secrets disclosed by the Company to Mentor pursuant to or in connection with the MEC Agreement which relate to the manufacture of silicone male external catheters. In connection with such licenses, upon Mentor's request, the Company is required to assist, consult, and cooperate with Mentor in the assembly, design, engineering, manufacturing, inspection, and servicing of the catheters and components thereof, as well as assist in the selection of the necessary and proper plant layout, machinery, tools, equipment, and production flow for the economical manufacture of the catheters and their components by Mentor. Mentor must reimburse the Company for any costs incurred in providing such cooperation and assistance.

    The license to manufacture, use and sell silicone male external catheters may be assigned only in connection with Mentor's sale or disposition of its external catheter product line, or in connection with the merger, consolidation, or similar corporate reorganization of Mentor or the sale of all or substantially all of its assets. Mentor may sublicense the license to use technical know-how and/or trade secrets only for purposes other than the manufacture of the catheter to persons who agree to maintain the confidentiality of the Company's know-how and trade secrets.

    Sales of products to Mentor represented 29% of the Company's revenues in fiscal 1996 and 30% of revenues in fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk
Factors--Dependence on Distribution Relationships."

EMPLOYEES

    As of September 30, 1997, the Company employed 117 full-time employees, of whom 87 were in manufacturing, and the remainder in marketing and sales, research and development and administration. The Company is not a party to any collective bargaining agreement and believes its employee relations are good.

ITEM 2.  PROPERTIES

    The Company recently constructed a 52,000 square foot manufacturing and office facility on an approximately 28 acre site owned by the Company and located in the Stewartville Industrial Park adjacent to the Company's present manufacturing facilities. This new facility will house the Company's automated liquid encapsulation production capacity for its FEMSOFT insert and other advanced design products, and will also house the Company's administrative offices. The Company currently occupies the office portion of the new facility and is completing installation of the manufacturing line.

    The Company's male external and Foley catheter manufacturing facility consists of a 30,000 square foot manufacturing and office building, including 10,000 square feet for expanded male external and Foley catheter production capacity that was recently completed, located on a 3.5 acre site owned by the Company in the Stewartville Industrial Park, Stewartville, Minnesota. The facility currently provides approximately 28,000 square feet of manufacturing and research and laboratory space and 2,000 square feet of office space.

    A part of the Company's properties is subject to certain financing arrangements. See Note 8 of Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock is quoted on the Nasdaq National Market under the symbol ROCM. The following table sets forth, for the periods indicated, the range of high and low last sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                                               HIGH        LOW
                                                                             ---------  ---------
Fiscal Year Ended September 30, 1996
  First Quarter............................................................  $   18.00  $   12.88
  Second Quarter...........................................................      15.25      14.00
  Third Quarter............................................................      22.25      15.25
  Fourth Quarter...........................................................      18.50      15.75

Fiscal Year Ended September 30, 1997
  First Quarter............................................................  $   19.13  $   15.25
  Second Quarter...........................................................      21.00      16.00
  Third Quarter............................................................      16.25      12.25
  Fourth Quarter...........................................................      18.00      12.75

    As of December 15, 1997, the Company had 111 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own Common Stock in nominee or street name.

    The Company has paid no cash dividends on its Common Stock, and it does not intend to pay cash dividends on its Common Stock in the future.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data of the Company as of September 30, 1996 and 1997 and for the three fiscal years ended September 30, 1995, 1996 and 1997 are derived from, and are qualified by reference to, the financial statements of the Company audited by Ernst & Young LLP, independent auditors, included elsewhere in this Form 10-K. The following selected financial data as of September 30, 1993, 1994 and 1995 and for the fiscal years ended September 30, 1993 and 1994 are derived from audited financial statements not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

                                                                         FISCAL YEARS ENDED SEPTEMBER 30,
                                                               -----------------------------------------------------
                                                                 1993       1994       1995       1996       1997
                                                               ---------  ---------  ---------  ---------  ---------

                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statements of Operations Data:
  Net sales..................................................  $   1,393  $   2,189  $   3,131  $   5,540  $   7,615
  Cost of sales..............................................      1,254      1,716      2,448      3,788      4,869
                                                               ---------  ---------  ---------  ---------  ---------
    Gross profit.............................................        139        473        683      1,752      2,746
                                                               ---------  ---------  ---------  ---------  ---------
  Operating expenses:
    Marketing and selling....................................        259        574        858      1,351      2,210
    Research and development.................................        268        210        358      1,182      1,451
    General and administrative...............................        338        692        766      1,112      1,499
                                                               ---------  ---------  ---------  ---------  ---------
      Total operating expenses...............................        865      1,476      1,982      3,645      5,160
                                                               ---------  ---------  ---------  ---------  ---------
    Loss from operations.....................................       (726)    (1,003)    (1,299)    (1,893)    (2,414)
    Interest income..........................................        126         78         56        818        657
    Interest expense.........................................        (35)       (39)       (68)      (285)      (342)
                                                               ---------  ---------  ---------  ---------  ---------
    Net loss.................................................  $    (635) $    (964) $  (1,311) $  (1,360) $  (2,099)
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------
    Net loss per common share................................  $    (.24) $    (.36) $    (.49) $    (.35) $    (.51)
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------
    Weighted average number of common shares outstanding.....      2,660      2,660      2,682      3,867      4,132
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------

                                                                               AS OF SEPTEMBER 30,
                                                              -----------------------------------------------------
                                                                1993       1994       1995       1996       1997
                                                              ---------  ---------  ---------  ---------  ---------
Balance Sheet Data:
  Cash, cash equivalents and marketable securities..........  $   2,840  $   1,370  $   2,905  $  17,408  $   4,639
  Working capital...........................................      3,669      2,822      4,348     18,861      7,081
  Total assets..............................................      6,428      5,631      7,163     23,888     18,613
  Long-term debt............................................        411        395      3,036      3,321     --
  Accumulated deficit.......................................     (1,783)    (2,747)    (4,058)    (5,418)    (7,516)
  Total shareholders' equity................................      5,744      4,815      3,672     19,231     17,181

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company designs, develops, manufactures and markets uninary continence care products for urinary dysfunction management and urine drainage management. Through fiscal 1992, the Company was a development stage company, engaged primarily in the development of its products and manufacturing operations and systems. In fiscal 1992, the Company began commercial sales under a private label arrangement. In fiscal 1993, the Company also began marketing products under the ROCHESTER MEDICAL brand.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales:

                                                                          FISCAL YEARS ENDED SEPTEMBER
                                                                                       30,
                                                                         -------------------------------
                                                                           1995       1996       1997
                                                                         ---------  ---------  ---------
Net sales:
  Private label........................................................         79%        82%        78%
  Rochester Medical brand..............................................         21         18         22
                                                                               ---        ---        ---
Total net sales........................................................        100%       100%       100%
Cost of sales..........................................................         78         68         64
                                                                               ---        ---        ---
Gross margin...........................................................         22         32         36
Operating expenses:
  Marketing and selling................................................         27         25         29
  Research and development.............................................         11         21         19
  General and administrative...........................................         25         20         20
                                                                               ---        ---        ---
Total operating expenses...............................................         63         66         68
Loss from operations...................................................        (41)       (34)       (32)
Interest income (expense), net.........................................         (1)         9          4
                                                                               ---        ---        ---
Net loss...............................................................        (42)%       (25)%       (28)%
                                                                               ---        ---        ---
                                                                               ---        ---        ---

FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30,
  1996

    NET SALES. Net sales increased 37% to $7.6 million in fiscal 1997, from $5.5 million in the prior fiscal year. The increase was primarily due to growth in sales of Rochester Medical brand products and increased sales to ConvaTec. Sales of Rochester Medical brand products increased 68% to $1.7 million in fiscal 1997 from $1.0 million in fiscal 1996, while sales to ConvaTec increased 188% to $1.9 million in fiscal 1997 from $643,000 in fiscal 1996. Other private label sales increased 5% to $4.1 million in fiscal 1997 from $3.9 million in fiscal 1996. Sales to ConvaTec, Hollister, Allegiance Euromedical and Mentor accounted, respectively, for 24%, 10%, 4% and 30% of fiscal 1997 net sales compared, respectively, to 12%, 12%, 19%, and 29% of fiscal 1996 net sales.

    GROSS MARGIN. The Company's gross margin as a percentage of net sales was 36% in fiscal 1997 compared to 32% for fiscal 1996. Fiscal 1997 gross margin benefited from manufacturing efficiencies associated with higher production volumes. The Company expects gross margin to be reduced in future periods by depreciation and other expenses associated with the expansion and scale-up of the Company's manufacturing facilities. The Company expects to experience reduced gross margin until such time, if ever, as the Company is able to increase utilization of the expanded and scaled-up manufacturing facilities.

    MARKETING AND SELLING. Marketing and selling expense increased 64% to $2.2 million in fiscal 1997 from $1.4 million in fiscal 1996. The increased expense reflects expansion of the Company's domestic direct sales organization and increased product promotion spending, in particular increased marketing and selling activities for Rochester Medical brand products.

    RESEARCH AND DEVELOPMENT. Research and development expense increased 23% to $1.5 million in fiscal 1997 from $1.2 million in fiscal 1996, due to incremental costs associated with clinical studies for new products, in particular the FEMSOFT insert.

    GENERAL AND ADMINISTRATIVE. General and administrative expense increased 35% to $1.5 million in fiscal 1997 from $1.1 million in fiscal 1996, due to requirements for business and administrative infrastructure development to support current and anticipated growth.

    INTEREST INCOME (EXPENSE), NET. Interest income decreased to $657,000 for fiscal 1997 from $818,000 for fiscal 1996, as a result of earnings on lower levels of cash available for investment. Interest expense in fiscal 1997 and fiscal 1996 related to the convertible note to ConvaTec (the "ConvaTec Debt") that the Company repaid on September 30, 1997.

FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30,
  1995

    NET SALES. Net sales increased 77% to $5.5 million in fiscal 1996 from $3.1 million in fiscal 1995, due to increased sales in both private label and Rochester Medical brand product lines. Private label sales increased 83% due to stronger order volumes from Mentor and Allegiance Euromedical, as well as growth from initial sales under the ConvaTec strategic alliance. A portion of 1996 sales volumes to Mentor represented inventory replenishment. Sales to ConvaTec, Hollister, Allegiance Euromedical and Mentor accounted, respectively, for 12%, 12%, 19% and 29% of fiscal 1996 net sales compared, respectively, to 5%, 25%, 19% and 14% of fiscal 1995 net sales.

    GROSS MARGIN. The Company's gross margin as a percentage of net sales improved to 32% in fiscal 1996, compared to 22% for fiscal 1995, due primarily to efficiencies gained through increasing production volumes and labor productivity. Additionally, certain nonrecurring costs were incurred in fiscal 1995 for product reformulation and litigation settlement.

    MARKETING AND SELLING. Marketing and selling expenses increased 57% to $1.4 million in fiscal 1996 from $858,000 in fiscal 1995. The increased expense levels reflect overall increases in marketing and selling activities for Rochester Medical brand products, including the addition of a Vice President of International Sales, recruiting and employee relocation costs, commissions on incremental Rochester Medical brand sales and other marketing and sales activities to establish and expand the Rochester Medical brand. These activities include customer service and support, direct marketing, attendance at trade shows, product samples and other promotional programs.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 230% to $1.2 million in fiscal 1996 from $358,000 in fiscal 1995, due to expanded clinical testing activities, the addition of a Director of Clinical and Regulatory Affairs position, and funding requirements for new product development. During fiscal 1996, the Company completed a major clinical study for the Antibacterial Foley catheter and initiated a major clinical study for the FEMSOFT insert.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 45% to $1.1 million in fiscal 1996 from $766,000 in fiscal 1995, due to the addition of a Chief Financial Officer, project costs for implementation of new business systems, and the CE mark/ISO certification process, and additional administrative personnel and professional fees associated with general business development.

    INTEREST INCOME (EXPENSE), NET. Interest income increased to $818,000 in fiscal 1996 from $56,000 in fiscal 1995, due to the increase in the average balance of marketable securities purchased with the proceeds from the Company's public offering in November 1995. Interest expense increased to $285,000 in fiscal 1996 from $68,000 in fiscal 1995, due to interest on the ConvaTec Debt for an entire year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through public offerings and private placements of its equity securities, and has raised approximately $24.7 million in net proceeds from its inception through September 30, 1997. In August 1995, the Company received $3.0 million of proceeds from the issuance of the ConvaTec Debt. The Company repaid the ConvaTec Debt, including accrued interest, for $3.7 million on September 30, 1997. The Company had an accumulated deficit of approximately $7.5 million through September 30, 1997. In November 1997, the Company completed a public offering of 1,125,000 shares of common stock, resulting in net proceeds to the Company of approximately $15,800,000.

    The Company's cash and marketable securities at September 30, 1997 were $4.6 million compared to $17.4 million at September 30, 1996, a net decrease of $12.8 million. The Company used $2.5 million of cash to fund operating activities during fiscal 1997 and approximately $900,000 to fund operating activities during fiscal 1996.

    Cash of $6.9 million was used for capital expenditures during fiscal 1997, relating to expansion of the existing production facility and construction of the Company's new production and administrative facility. At September 30, 1997, the Company had commitments for approximately $2.0 million of capital expenditures, primarily relating to new production facilities.

    Trade accounts receivable at September 30, 1997 increased 30% to $2.0 million as compared to $1.5 million at September 30, 1996, reflecting increased sales and as a result of the timing of product orders and shipments during the fourth quarter of fiscal 1997. Inventories increased 39% to $1.7 million as compared to $1.2 million at September 30, 1996, reflecting the Company's decision to increase inventory to improve the Company's capability to fill customer orders. Changes in other asset and liability balances relate primarily to timing of expense recognition, including an increase of $351,000 of accrued clinical project costs.

    The Company intends to expend substantial funds for product research and development, expansion of sales and marketing activities, expansion of manufacturing capacity, product education efforts, advertising and other working capital and general corporate purposes. Although the Company believes that its existing resources and anticipated cash flows from operations, will be sufficient to satisfy its capital needs for approximately the next two years, there can be no assurance that the Company will not require additional financing before that time. The Company's actual liquidity and capital requirements will depend upon numerous factors, including the timing of regulatory approvals, if any, for the Antibacterial Foley catheter and FEMSOFT insert; the costs and timing of expansion of sales and marketing activities; the amount of revenues from sales of the Company's existing and new products; changes in, termination of, and the success of, existing and new distribution arrangements; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; the cost and progress of the Company's research and development efforts; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to the Company, if at all.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 130 "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The FASB also issued FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which significantly changes the way segment information is reported in annual financial statements and also requires selected segment information in interim financial reports to shareholders. Both statements are effective for fiscal years beginning after December 15, 1997 and, based on current circumstances, the Company does not believe the effect of adoption will be material to the financial statements.

                                BUSINESS OUTLOOK

    The following discussion, as well as certain information presented elsewhere in this Form 10-K, including statements made in the sections captioned "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the lack and uncertainty of regulatory approval for the Company's products in development, primarily the Antibacterial Foley catheter and FEMSOFT insert; the uncertainty of market acceptance of the Antibacterial Foley catheter and FEMSOFT insert; the risks associated with the Company's expanded reliance on sales of Rochester Medical brand products and the Company's limited sales and marketing experience with Rochester Medical brand product sales; the Company's history of losses and uncertainty of profitability; the Company's dependence on a small number of private label distributors for the majority of its sales; the Company's dependence on limited or single sources of supply for critical raw materials; uncertainties associated with beginning production on the Company's new liquid encapsulation manufacturing line and expanded Foley catheter and male external catheter manufacturing lines; the Company's highly competitive industry and risks that advances in alternative treatments or products could make the Company's products obsolete; changes in, or failure to comply with, government regulations; the uncertainty of third party reimbursement for certain of the Company's products; the Company's dependence on and the uncertainty of patent and proprietary technology protection; possible product liability litigation; potential fluctuations in the Company's quarterly results; the Company's dependence on key employees; general economic and business conditions; and other factors referenced in this Form 10-K.

    Order volumes by ConvaTec during the first fiscal quarter of 1998 are expected to be lower as compared with order volumes during the first quarter of fiscal 1997. In December, ConvaTec announced a reorganization of senior management related to a restucturing of its business. ConvaTec has advised the Company that it remains committed to the continence care market, and that the lower recent order volumes were related to efforts to manage inventory stock levels and the timing of its product introductions in overseas markets. The Company and ConvaTec are currently in discussions regarding their strategic relationship, including future sales trends and distribution activities for the Company's products.

                                  RISK FACTORS

PRODUCT DEVELOPMENT RISKS; LACK OF REGULATORY APPROVAL

    The Company believes that its ability to increase revenues and to achieve profitability and positive cash flow will depend, in part, upon its ability to complete the development of, receive regulatory approval for, and successfully market its products in development, particularly the Antibacterial Foley catheter and FEMSOFT insert. The production and marketing of the Company's products in development, including the Antibacterial Foley catheter and FEMSOFT insert, and certain of the Company's ongoing research and development activities are subject to regulation by numerous government authorities in the United States and other countries. Neither the Antibacterial Foley catheter nor the FEMSOFT insert has been authorized for commercial distribution in the United States or any foreign country. Both products will require FDA authorization before the Company may begin marketing them in the United States as well as similar authorization from appropriate regulatory bodies in foreign jurisdictions prior to commercialization in such jurisdictions. The process of obtaining FDA and other domestic and foreign regulatory authorization is unpredictable and often lengthy, and there can be no assurance that the FDA or any other regulatory body will grant authorization for either the Antibacterial Foley catheter or the FEMSOFT insert or any other product in a timely manner, if at all. In May 1997, the Company submitted a 510(k) for the Antibacterial Foley catheter to the FDA. There can be no assurance that the FDA will authorize marketing of the Antibacterial Foley catheter, or that the FDA will not make requests for additional information or clinical data that could result in a significant delay in bringing the product to market. The Company intends to submit a PMA for the FEMSOFT insert based on data to be derived from an ongoing multi-site clinical trial. The clinical data obtained from this clinical trial to date is preliminary. There can be no assurance that such trials when completed will yield data that support the safety and efficacy of the FEMSOFT insert or that such clinical trials, or continued development efforts, will not identify significant technical, manufacturing, design or other obstacles that could delay submitting a PMA. As a result, there can be no assurance that the Company will submit a PMA with respect to the FEMSOFT insert in a timely manner, if at all. If the FEMSOFT insert is not determined by the FDA to be safe and effective, or if the Company otherwise fails to obtain FDA approval of either the FEMSOFT insert or the Antibacterial Foley catheter, or if the Company experiences a significant delay or unforeseen expenditure in the course of attempting to obtain such approvals, scaling-up manufacturing, or marketing such products, if approved, the Company could be materially adversely affected.

UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS

    Much of the Company's ability to increase revenues and to achieve profitability and positive cash flow will depend on the successful introduction of its products in development, including the Antibacterial Foley catheter and the FEMSOFT insert, which have not yet been commercially introduced and represent new methods for urinary continence care. There can be no assurance that these products will gain any significant degree of market acceptance among physicians, healthcare payors and patients, even if regulatory and reimbursement approvals are obtained. The Company believes that recommendations by physicians and clinicians will be essential for the market acceptance of these products and there can be no assurance that any such recommendations will be obtained. Broad market acceptance of the Company's products in development, primarily the FEMSOFT insert, may require the training of numerous physicians and clinicians, and the time required to complete such training could result in a delay or dampening of such market acceptance. Moreover, health care payors' approval of reimbursement for the Company's products in development will be an important factor in establishing market acceptance. Patient acceptance of these products will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products or alternative medical treatments, lifestyle implications, available reimbursement and other considerations. In addition, the Company has not yet determined pricing for these products, and the Company's pricing policies could adversely impact market acceptance of these products as compared to competing products and alternative treatments. Any of the foregoing factors, or other factors, could limit or detract from market acceptance of these products. Insufficient market acceptance of these products could have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED REVENUES; HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES

    The Company has generated only limited revenues to date and has experienced net losses since its inception. Net losses for the fiscal years ended September 30, 1995, 1996 and 1997 were $1.3 million, $1.4 million and $2.1 million, respectively. The Company had an accumulated deficit of approximately $7.5 million at September 30, 1997. The Company's ability to increase revenues and achieve profitability and positive cash flow will depend in part upon the Company's ability to complete development of, and successfully introduce, new products, particularly the Antibacterial Foley catheter and FEMSOFT insert, of which there can be no assurance. The Company expects to incur substantial product development, clinical research and other expenses in connection with obtaining regulatory approval for, and commercialization of, the Antibacterial Foley catheter, and with the clinical testing, development and commercialization of the FEMSOFT insert, as well as for other new products and products in development. In addition, the Company anticipates increased operating expenses as it expands its sales and marketing organization. The Company will also experience additional manufacturing expenses in connection with the ongoing expansion and scale-up of capacity at its manufacturing facilities. A substantial portion of the expenses associated with the expansion and scale-up of the Company's manufacturing facilities are fixed in nature (i.e. depreciation) and will reduce the Company's operating margin until such time, if ever, as the Company is able to increase utilization of such expanded capacity. As a result, the Company expects to incur substantial operating losses for the foreseeable future and there can be no assurance that the Company will ever generate substantial revenues or achieve or sustain profitability.

HIGHLY COMPETITIVE MARKETS; ALTERNATIVE TREATMENTS; TECHNOLOGICAL ADVANCEMENTS

    The medical products market in general is, and the markets for urinary continence care products in particular are, highly competitive. The Company's ability to compete in the urinary continence care market depends primarily on price, product quality and features, technical capability, breadth of product line and distribution capabilities. Many of the Company's competitors have greater name recognition than the Company and offer well known and established products, some of which are less expensive than the Company's products. As a result, even if the Company can demonstrate that its products provide greater ease of use, lifestyle improvement or beneficial effects on medical outcomes over the course of treatment, the Company may not be successful in capturing a significant share of the market. In addition, many of the Company's competitors offer broader product lines than the Company, which may be a competitive advantage in obtaining contracts with healthcare purchasing groups. The Company relies to a large extent on distribution relationships that include the Company's products, both those sold under private label arrangements and those marketed under the Rochester Medical brand, as part of broader product offerings. There can be no assurance, however, that the Company will be able to maintain such relationships or that they will be successful in inducing significant purchasers to buy the Company's products. Additionally, many of the Company's competitors have substantially more marketing and sales experience than the Company and substantially greater resources to devote to such efforts. Finally, other factors within and outside the Company's control will also affect its ability to compete, including its product development and innovation capabilities, its ability to obtain required regulatory clearances, its ability to protect the proprietary technology included in its products and manufacturing processes, its manufacturing and marketing capabilities and its ability to attract and retain skilled employees. There can be no assurance that the Company will be able to compete against such competitors or against potential competitors, or that competition in the Company's markets will not result in pricing pressures that would adversely affect the Company's unit prices and sales levels any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

    In addition to the Company's products, urinary continence care can be managed with a variety of alternative medical treatments and management products or techniques, including adult diapers and absorbent pads, surgery, behavior therapy, pelvic muscle exercise, implantable devices, injectable materials and other medical devices. Moreover, manufacturers of products similar to the Company's are engaged in research to develop more advanced versions of current products. Many of the companies that are engaged in such development work have substantially greater capital resources than the Company and greater expertise than the Company in research, development and regulatory matters. There can be no assurance that the Company's products will be able to compete with existing or future alternative products, techniques or therapies, or that advancements in existing products, techniques or therapies will not render the Company's products obsolete. Finally, the Company's urinary dysfunction products are management options, not a permanent cure. The development of a cure for urinary dysfunction would have a material adverse effect on the Company's business, financial condition, and results of operations.

DEPENDENCE ON DISTRIBUTION ARRANGEMENTS

    A significant portion of the Company's net sales to date have depended on the Company's ability to provide products that meet the requirements of ConvaTec, Mentor and the other medical product companies with which the Company has private label or distribution arrangements, and on the sales and marketing efforts of such entities. These arrangements are likely to continue to be a significant portion of the Company's revenues in the future. Private label arrangements with medical products companies accounted for approximately 79%, 82% and 78% of the Company's net sales for fiscal years 1995, 1996 and 1997, respectively. The Company will also continue to establish distribution arrangements with third parties for Rochester Medical brand products. There can be no assurance that the Company's private label purchasers and other distributors will be able to successfully market and sell the Company's products, that they will devote sufficient resources to support the marketing of any of the Company's products, or that they will market any of the Company's products at prices which will permit such products to develop, achieve, or sustain market acceptance. The failure of the Company's private label purchasers or other distributors to effectively market the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, in addition to the restrictions and obligations described below, the private label agreements impose certain obligations upon the Company relating to, among others, delivery of commercial quantities of its products, delivery of products in accordance with specifications, the maintenance of product liability insurance and certain indemnification obligations. The failure or inability of the Company to comply with the terms of these agreements could permit the Company's private label purchasers and other distributors to terminate their respective agreements. In addition, there can be no assurance that any of these private label purchasers or other distributors will perform its obligations under its respective agreement with the Company. Any such termination or abandonment could have a material adverse effect on the ability of the Company to market and sell its products.

    The Company's distribution and co-development agreement with ConvaTec (the "ConvaTec Agreement") grants ConvaTec, subject to obligations and limitations imposed by certain of the Company's other distribution agreements, exclusive private label rights to market, under ConvaTec brands, the Company's products that, as of the date of the ConvaTec Agreement, were currently produced or in development. The ConvaTec Agreement limits the Company's ability to distribute such products through third parties other than under the Rochester Medical brand. Although ConvaTec's rights are exclusive for certain products on a private label basis, ConvaTec is not subject to any minimum purchase requirements. Prior to the distribution of any products, the Company and ConvaTec must negotiate in good faith on packaging, quality control specifications and pricing for each of those products. The ConvaTec Agreement also grants ConvaTec rights of first and last refusal with respect to marketing future products, developed after the date of the ConvaTec Agreement. Currently, the Company and ConvaTec are in discussions regarding the status of the FEMSOFT insert under the ConvaTec Agreement. The Company's position is that the FEMSOFT insert is subject only to ConvaTec's rights of first and last refusal, while ConvaTec has expressed its view that

ConvaTec has exclusive rights to be the private label distributor of the device, subject to agreement on transfer prices. If the Company and ConvaTec are unable to reach agreement, these issues may be resolved by arbitration. There can be no assurance as to the outcome of any such arbitration. The Company is currently in the process of assessing the status of its strategic relationship with ConvaTec. A recent reorganization of senior management and bussiness restructuring at ConvaTec, coupled with diminished order volumes during the first fiscal quarter of 1998, have prompted the assessment process. The Company is presently unable to ascertain the impact of this reorgainzation on the Company's strategic relationship with ConvaTec or the effect on future sales to ConvaTec.

    The Company is also party to a private label agreement with Mentor pursuant to which the Company grants Mentor a non-exclusive, paid-up, royalty free license to make, use and sell the silicone external catheters that Mentor now purchases from the Company. As a result, there can be no assurance that Mentor will not begin to manufacture the silicone external catheter itself and discontinue its purchase and marketing of the Company's product Such discontinuation could have a material adverse effect on the Company's business, financial condition and results of operations. Mentor has recently introduced a new non-silicone, non-latex male external catheter which it manufacturers itself. The Company cannot now estimate the impact, if any, of this new device on Mentor's future pruchase of silicone male external catheters from the Company.

    In addition, sales of the Company's products under its private label arrangements compete with sales of the Company's Rochester Medical brand products. Such competition might have an adverse effect on the Company's ability to establish its Rochester Medical brand or on the Company's margins.

RISKS ASSOCIATED WITH MARKETING AND SALES OF ROCHESTER MEDICAL BRAND PRODUCTS

    To date, the Company has depended to a significant extent on marketing its continence care products under private label arrangements and has conducted relatively limited domestic selling and marketing activities for its Rochester Medical brand. A key element of the Company's business strategy is to pursue sales growth of its Rochester Medical brand products, and to develop market recognition for the brand to support the future market introduction of the Antibacterial Foley catheter and FEMSOFT insert, as well as other products in development. The Company is engaged in refining market strategies for its current Rochester Medical brand products and in developing market strategies for its planned Rochester Medical brand products. The Company also has established a small domestic marketing and sales organization to implement its plans. One of the challenges facing the Company in this respect is the need to structure its marketing efforts to address the changing nature of the domestic healthcare market. In particular, healthcare purchasing is becoming increasingly centralized, which may put the Company at a disadvantage compared to companies with a wider array of products. In addition, many purchasers of urine drainage catheters prefer to purchase such catheters packaged in a tray, which is a single container including a catheter and related accessories, such as collection bags. The Company does not currently offer its urine drainage catheters in trays, which can be a competitive disadvantage with potential customers who prefer such packaging. Although the Company may address this disadvantage in the future by offering its own catheter trays, the Company does not currently have any supply arrangements for tray components. There can be no assurance that the Company will succeed in marketing its products under the Rochester Medical brand, developing an effective marketing and sales force, or adapting its marketing efforts to changes in the domestic healthcare market. Moreover, the FEMSOFT insert, if approved by the FDA and introduced commercially, may require the Company to undertake extensive educational efforts directed to physicians and clinicians and significant media advertising directed to consumers. The Company has no previous experience with such educational efforts or consumer oriented media advertising, and there can be no assurance that the Company will be successful in such activities.

    The Company has entered into collaborative arrangements with a number of distributors providing for the marketing and sale of certain of the Company's products in various international markets. In general, pursuant to these agreements, the Company is required to provide quantities of its products for sale by its distributors, and the Company's distributors are required to use their best efforts to market and sell the Company's products in their respective markets. Any termination or abandonment by one or more of the Company's distributors could have a material adverse impact on the ability of the Company to market and sell its products. Furthermore, failure by the Company's distributors to effectively market the Company's products in their respective markets could have a material adverse effect on the Company.

POSSIBLE NEED FOR ADDITIONAL CAPITAL

    The Company intends to expend substantial funds for product research and development, expansion of sales and marketing activities, expansion of manufacturing capacity, product education efforts, advertising and other working capital and general corporate purposes. Although the Company its existing resources and anticipated cash flows from operations will be sufficient to satisfy its capital needs for approximately the next two years, there can be no assurance that the Company will not require additional financing before that time. The Company's actual liquidity and capital requirements will depend on numerous factors, including the timing of regulatory approvals, if any, for the Antibacterial Foley catheter and FEMSOFT insert; the costs and timing of expansion of sales and marketing activities; the amount of revenues from sales of the Company's existing and new products; changes in, termination of, and the success of, existing and new distribution arrangements; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments relating to regulatory and third party reimbursement matters; the cost and progress of the Company's research and development efforts; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborate relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to the Company, if at all.

DEPENDENCE ON SINGLE OR LIMITED SOURCES OF SUPPLY

    The Company is dependent upon Dow Corning Corporation ("Dow Corning") and General Electric Corporation ("GE") for raw materials used in the manufacture of certain of its silicone products. Dow Corning is currently in bankruptcy proceedings and there can be no assurance that Dow Corning will continue to manufacture silicone or to supply silicone to medical device manufacturers, including the Company. The Company is also dependent on Shell Chemical Company ("Shell") for the primary raw materials for the polymer used in manufacturing certain of the Company's male external catheters. To date, the Company has fulfilled its requirements for nitrofurazone, which is used in the Antibacterial Foley catheter, through a single distributor. Although the Company is aware of other distributors who are able to supply nitrofurazone, the Company does not currently have arrangements for alternative supplies. If the Company were to lose its current suppliers of any of these materials, it would be required to identify a new supplier for that material, repeat biocompatibility testing of its products using the raw materials from the new supplier and might be required to seek additional regulatory clearance. The loss of any such supplier or any significant decrease or interruption in supply could interrupt the manufacture of the Company's products and have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the significance of product liability litigation to suppliers of raw materials used in the manufacture of medical devices has caused such suppliers to carefully evaluate the use of those raw materials in certain medical devices. There can be no assurance that the Company's suppliers might not in the future change their policies regarding raw materials usage, or that such a change, if it occurred, might not adversely affect production of the Company's then-current products or its product development activities.

UNCERTAINTIES ASSOCIATED WITH NEW AND EXPANDED MANUFACTURING FACILITIES

    The Company is completing installation of the equipment and components necessary to equip a recently-constructed additional manufacturing facility. This new facility, which will be devoted primarily to the manufacture of the FEMSOFT insert, if approved, and certain other liquid encapsulation devices, will consist, when completed, of approximately 52,000 square feet of office, storage, manufacturing, chemical handling and clean room manufacturing space. The Company has also recently expanded its current manufacturing facility to increase production capacity for male external and Foley catheters, and is in the process of installing equipment and components there. The Company has not validated or obtained regulatory approval for either the new facility or the expansion to the existing facility. The Company may encounter delays and technical difficulties, along with associated cost over-runs, while installing and testing, obtaining regulatory approval for, and beginning commercial production on the new production lines, any of which could have a material adverse effect on the Company. Additionally, there can be no assurance that the new facilities will enable the Company to produce the quantities of products required for commercialization in the United States and abroad. The inability to produce products in such quantities or to utilize such new capacity fully, if, for example, the FEMSOFT insert is not successfully developed, authorized by the FDA and marketed, could have a material adverse effect on the Company.

EFFECTS OF GOVERNMENT REGULATION

    The Company's products, product development activities and manufacturing processes are subject to extensive regulation by the FDA and by comparable agencies in foreign countries. In the United States, the

FDA regulates the introduction of medical devices as well as manufacturing, labeling and record keeping procedures for such products. The process of obtaining marketing clearance for new medical products from the FDA can be costly and time consuming, and there can be no assurance that such clearance will be granted for the Company's future products on a timely basis, if at all, or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or to expand permitted uses of existing products. Even if regulatory clearance to market a product is obtained from the FDA, this clearance may entail limitations on the indicated uses of the product. Marketing clearance can also be withdrawn by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance. The Company may be required to make further filings with the FDA under certain circumstances, such as the addition of product claims or product reformulation. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretation made by the FDA or other regulatory bodies, which may have retroactive effect, will not adversely affect the Company. The FDA and various state agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations relating to medical device manufacturing companies, including regulations concerning manufacturing, testing, quality control and product labeling practices. A determination that the Company is in material violation of such regulations could lead to the imposition of civil penalties, including fines, product recalls, product seizures, or, in extreme cases, criminal sanctions.

    A portion of the Company's revenues are dependent upon sales of its products outside the United States. Foreign regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The Company relies on its third-party foreign distributors to comply with certain foreign regulatory requirements. The inability or failure of the Company or such foreign distributors to comply with varying foreign regulations or the imposition of new regulations could restrict the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON THIRD PARTY REIMBURSEMENT

    The Company's products are purchased by hospitals and other users, which bill various third party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care products and services provided to their patients. Payors may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established payor protocols regarding cost-efficient treatment methods, was used for an unapproved indication or was not otherwise covered. Third party payors are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices. The Company is unable to predict what changes will be made in the reimbursement methods used by third party health care payors. There can be no assurance that treatments utilizing the Company's products will be considered cost effective by third party payors, that reimbursement for such treatments will be available or, if available, that payor reimbursement levels will not adversely affect the Company's ability to sell its products on a profitable basis. Moreover, Medicare, Medicaid and private third party payors may limit reimbursement for disposable devices such as those manufactured by the Company by implementing fee schedules or by allowing reimbursement for only a fixed number of devices per month. In addition, healthcare costs have risen significantly over the past decade, and there have been and may continue to be proposals by legislators, regulators and third party payors to curb these costs. The Company is currently unable to assess the eligibility of the FEMSOFT insert for reimbursement. Failure by users of the Company's products to obtain reimbursement from third party payors, changes in third party payors' policies towards reimbursement for the Company's products or legislative action limiting reimbursement for certain procedures or products could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS

    The Company's success may depend in part on its ability to obtain patent protection for its products and manufacturing processes, to preserve its trade secrets, and to operate without infringing the proprietary rights of third parties. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the scope of any patent protection under the Company's current patents, or under any patent the Company might obtain in the future, will exclude competitors or provide competitive advantages to the Company; that any of the Company's patents will be held valid if subsequently challenged; or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. The Company is aware that others, including UroMed Corporation ("UroMed"), a manufacturer of a urethral insert, have obtained or are pursuing patent protection for various aspects of the design, production and manufacturing of continence care products. There can be no assurance that the Company's technology, current or future products or activities will not be deemed to infringe upon the rights of others, including but not limited to UroMed. Furthermore, there can be no assurance that others have not developed or will not develop similar products or manufacturing processes, duplicate any of the Company's products or manufacturing processes, or design around the Company's patents. The Company also relies upon unpatented trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent technology or otherwise gain access to the Company's proprietary technology or disclose such technology or that the Company can ultimately protect meaningful rights to such unpatented proprietary technology.

    The medical device industry is characterized by frequent and substantial intellectual property litigation, particularly with respect to newly developed technology. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the ownership, scope or validity of the proprietary rights of the Company and others. The Company has received an opinion from patent counsel to the effect that the FEMSOFT insert as configured, as of the date of the opinion, does not infringe a United States patent held by UroMed. The opinion only represents the reasoned professional judgment of the Company's patent counsel and is not binding on any court or third party. This opinion of patent counsel would not preclude an action for patent infringement by UroMed, and UroMed could choose to bring an action alleging infringement of the UroMed patent at any time in the future. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any such litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. As a result, a claim by a third party that the Company's current products or products in development allegedly infringe its patent rights could have a material adverse effect on the Company. Moreover, an adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from such parties, if licenses to such rights could be obtained, and/or require the Company to cease using such technology. If third party patents containing claims affecting the Company's technology were issued and such claims were determined to be valid, there can be no assurance that the Company would be able to obtain licenses to such patents at costs reasonable to the Company, if at all, or be able to develop or obtain alternate technology. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing, using or selling certain of its products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

POSSIBILITY OF PRODUCT LIABILITY LITIGATION; POSSIBLE INADEQUACY OF INSURANCE

    The medical products industry is subject to substantial product liability litigation, and the Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient. Although the Company has not experienced any product liability claims to date, any such claims could have a material adverse effect on the Company, including on market acceptance of its products. The Company maintains general insurance policies that include coverage for product liability claims. The policies are limited to an aggregate maximum of $6 million per product liability claim, with an annual aggregate limit of $6 million under the policies. The Company may require increased product liability coverage as new products are developed and commercialized. There can be no assurance that liability claims will not exceed the coverage limits of the Company's policies or that adequate insurance will continue to be available on commercially reasonable terms, if at all. A product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

    The Company is dependent upon Anthony J. Conway, the Company's Chief Executive Officer and President, and upon Philip J. Conway and Richard D. Fryar, Vice Presidents of the Company, who together perform the substantial majority of the Company's research and development efforts as well as perform various management functions. Additionally, the Company is dependent on the services of Brian J. Wierzbinski, the Company's Chief Financial Officer, as well as on the services of certain of the Company's marketing and sales personnel. The Company also depends on its ability to attract and retain additional highly qualified management and technical personnel. Additionally, the Company's future success depends on its ability to attract and retain skilled and unskilled production personnel in accordance with future sales volumes. The Company faces intense competition for qualified personnel in all of the aforementioned areas, and there can be no assurance that the Company will be able to attract and retain such personnel. The loss of the services of one or more of the current management group or the inability to hire additional personnel as needed could impair the Company's ability to commercialize and manufacture its products or to develop new products and could have a material adverse effect on the Company's business, financial condition and results of operations.

FLUCTUATIONS IN QUARTERLY FINANCIAL PERFORMANCE

    The Company may experience significant fluctuations in revenues and results of operations on a quarter to quarter basis in the future. Quarterly operating results may fluctuate due to numerous factors, including the timing of regulatory approvals, if any, of the Antibacterial Foley catheter and FEMSOFT insert, the timing and level of market acceptance, if any, of the Antibacterial Foley catheter and FEMSOFT insert, the timing and level of expenditures associated with new product development activities, the timing and level of expenditures associated with expansion of sales and marketing activities and overall operations, the Company's ability to cost-effectively expand manufacturing capacity and maintain consistently acceptable yields in the manufacture of continence care products, the success of the activities conducted under private label arrangements including ConvaTec, changes in demand for the Company's products based on changes in third party reimbursement, competition, changes in government regulation and other factors, the timing of significant orders from and shipments to customers, and general economic conditions. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in quarterly demand for products and order cancellations may adversely affect the continuity of the Company's manufacturing operations, increase uncertainty in operational planning, disrupt cash flow from operations and contribute to the volatility of the Company's stock price. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If actual revenues do not meet expectations, the Company's business, financial condition and results of operations could be materially adversely affected.

POTENTIAL VOLATILITY OF STOCK PRICE

    In recent years, the stock markets have experienced price and volume fluctuations that have particularly affected medical technology companies, resulting in changes in the market prices of the stocks of many companies which may not have been directly related to the operating performance of those companies. Factors such as variations in the Company's financial performance, changes in stock market analysts' recommendations regarding the Company, announcements of technological innovations by the Company, its competitors or providers of alternative products, therapies or results of clinical trials or other regulatory or reimbursement developments relating to the Company could cause the market price of the Common Stock to fluctuate substantially. Broad market fluctuations, or other factors affecting the market prices of the stocks of medical technology companies generally, may adversely affect the market price of the Common Stock.

ITEM 8.  FINANCIAL STATEMENTS

                         ROCHESTER MEDICAL CORPORATION
                              FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                                            PAGE
                                                                            ----
Report of Independent Auditors............................................   41

Audited Financial Statements

Balance Sheets............................................................   42

Statements of Operations..................................................   43

Statement of Shareholders' Equity.........................................   44

Statements of Cash Flows..................................................   45

Notes to Financial Statements.............................................   46

                         REPORT OF INDEPENDENT AUDITORS

Shareholders

Rochester Medical Corporation

    We have audited the accompanying balance sheets of Rochester Medical Corporation as of September 30, 1996 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rochester Medical Corporation at September 30, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

                         ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS

                                                                                            SEPTEMBER 30,
                                                                                     ----------------------------
                                                                                         1996           1997
                                                                                     -------------  -------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents........................................................  $   8,394,607  $   1,191,428
  Marketable securities............................................................      9,013,522      3,447,461
  Accounts receivable, less allowance for doubtful accounts ($50,000-- 1996;
    $62,000--1997).................................................................      1,513,577      1,967,194
  Inventories......................................................................      1,191,283      1,653,733
  Prepaid expenses and other current assets........................................         84,194        253,785
                                                                                     -------------  -------------
Total current assets...............................................................     20,197,183      8,513,601

Property, plant and equipment:
  Land.............................................................................         60,001        161,001
  Building.........................................................................        755,074      2,277,825
  Construction in progress.........................................................      1,145,866      5,409,591
  Equipment and fixtures...........................................................      2,783,641      3,776,997
                                                                                     -------------  -------------
                                                                                         4,744,582     11,625,414
  Less accumulated depreciation....................................................     (1,432,257)    (1,855,980)
                                                                                     -------------  -------------
Total property, plant and equipment................................................      3,312,325      9,769,434
Patents, less accumulated amortization ($313,937--1996; $428,736--1997)............        378,232        330,338
                                                                                     -------------  -------------
Total assets.......................................................................  $  23,887,740  $  18,613,373
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................  $     957,951  $     457,565
  Accrued compensation.............................................................         74,499        382,744
  Accrued clinical costs...........................................................         59,545        410,450
  Accrued expenses.................................................................        243,769        181,641
                                                                                     -------------  -------------
Total current liabilities..........................................................      1,335,764      1,432,400

Long-term debt.....................................................................      3,320,625       --
Shareholders' equity:
  Common Stock, no par value:
    Authorized shares--20,000,000
      Issued and outstanding shares--4,127,500--1996; 4,133,500--1997..............     24,648,913     24,697,199
  Accumulated deficit..............................................................     (5,417,562)    (7,516,226)
                                                                                     -------------  -------------
Total shareholders' equity.........................................................     19,231,351     17,180,973
                                                                                     -------------  -------------
Total liabilities and shareholders' equity.........................................  $  23,887,740  $  18,613,373
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                            See accompanying notes.

                         ROCHESTER MEDICAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                            FISCAL YEARS ENDED SEPTEMBER 30,
                                                                       -------------------------------------------
                                                                           1995           1996           1997
                                                                       -------------  -------------  -------------
Net sales............................................................  $   3,130,746  $   5,540,408  $   7,615,439
Cost of sales........................................................      2,447,353      3,788,584      4,869,646
                                                                       -------------  -------------  -------------
Gross profit.........................................................        683,393      1,751,824      2,745,793
                                                                       -------------  -------------  -------------
Operating expenses:
  Marketing and selling..............................................        858,458      1,351,443      2,209,747
  Research and development...........................................        358,004      1,181,569      1,450,883
  General and administrative.........................................        765,546      1,111,905      1,499,696
                                                                       -------------  -------------  -------------
Total operating expenses.............................................      1,982,008      3,644,917      5,160,326
                                                                       -------------  -------------  -------------
Loss from operations.................................................     (1,298,615)    (1,893,093)    (2,414,533)

Other income (expense):
  Interest income....................................................         55,836        818,387        657,622
  Interest expense...................................................        (68,238)      (285,166)      (341,753)
                                                                       -------------  -------------  -------------
Net loss.............................................................  $  (1,311,017) $  (1,359,872) $  (2,098,664)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Net loss per common share............................................  $        (.49) $        (.35) $        (.51)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Weighted average number of common shares outstanding.................      2,681,510      3,866,764      4,131,600
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

                            See accompanying notes.

                         ROCHESTER MEDICAL CORPORATION

                       STATEMENT OF SHAREHOLDERS' EQUITY

                                                          COMMON STOCK
                                                    -------------------------
                                                                                  ACCUMULATED
                                                                                    DEFICIT
                                                      SHARES       AMOUNT         (DEDUCTION)          TOTAL
                                                    ----------  -------------  ------------------  -------------
Balance September 30, 1994........................   2,664,000  $   7,561,518    $   (2,746,673)   $   4,814,845
  Exercise of common stock warrants...............      60,000        168,000          --                168,000
  Net loss for the year                                 --           --              (1,311,017)      (1,311,017)
                                                    ----------  -------------  ------------------  -------------
Balance September 30, 1995........................   2,724,000      7,729,518        (4,057,690)       3,671,828
  Common stock issued in public offering..........   1,323,500     16,199,395          --             16,199,395
  Exercise of common stock warrants...............      80,000        720,000          --                720,000
  Net loss for the year...........................      --           --              (1,359,872)      (1,359,872)
                                                    ----------  -------------  ------------------  -------------
Balance at September 30, 1996.....................   4,127,500     24,648,913        (5,417,562)      19,231,351
  Exercise of common stock options................       6,000         48,286          --                 48,286
  Net loss for the year...........................      --           --              (2,098,664)      (2,098,664)
                                                    ----------  -------------  ------------------  -------------
Balance at September 30, 1997.....................   4,133,500  $  24,697,199    $   (7,516,226)   $  17,180,973
                                                    ----------  -------------  ------------------  -------------
                                                    ----------  -------------  ------------------  -------------

                            See accompanying notes.

                         ROCHESTER MEDICAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                          FISCAL YEARS ENDED SEPTEMBER 30,
                                                                    ---------------------------------------------
                                                                        1995            1996            1997
                                                                    -------------  --------------  --------------
Operating activities
Net loss..........................................................  $  (1,311,017) $   (1,359,872) $   (2,098,664)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...................................        345,466         477,682         538,523
  Changes in operating assets and liabilities:
    Accounts receivable...........................................        (33,734)       (761,353)       (453,617)
    Inventories...................................................        201,892        (425,139)       (462,450)
    Other current assets..........................................       (193,110)        295,272        (169,591)
    Accounts payable..............................................         52,584         753,622        (500,386)
    Other current liabilities.....................................          2,424         126,474         597,022
                                                                    -------------  --------------  --------------
Net cash used in operating activities.............................       (935,495)       (893,314)     (2,549,163)
                                                                    -------------  --------------  --------------
Investing activities
Capital expenditures..............................................       (224,256)     (1,725,841)     (6,880,833)
Patents...........................................................        (93,249)        (82,452)        (66,905)
Purchase of marketable securities.................................     (1,888,217)    (17,220,523)    (18,388,824)
Sales and maturities of marketable securities.....................      1,553,815       9,815,605      23,954,885
                                                                    -------------  --------------  --------------
Net cash used in investing activities.............................       (651,907)     (9,213,211)     (1,381,677)
                                                                    -------------  --------------  --------------
Financing activities
Proceeds from note payable........................................      3,000,000        --              --
Interest expense added to note payable............................         35,625         285,000         341,826
Proceeds from sale of common stock................................       --            16,199,395          48,286
Payments on long-term debt........................................       (415,665)       --            (3,662,451)
Exercise of common stock warrants.................................        168,000         720,000        --
                                                                    -------------  --------------  --------------
Net cash provided by (used in) financing activities...............      2,787,960      17,204,395      (3,272,339)
                                                                    -------------  --------------  --------------
Increase (decrease) in cash and cash equivalents..................      1,200,558       7,097,870      (7,203,179)
                                                                    -------------  --------------  --------------
Cash and cash equivalents at beginning of period..................         96,179       1,296,737       8,394,607
                                                                    -------------  --------------  --------------
Cash and cash equivalents at end of period........................  $   1,296,737  $    8,394,607  $    1,191,428
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------

                            See accompanying notes.

                         ROCHESTER MEDICAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

1. BUSINESS ACTIVITY

    Rochester Medical Corporation (the "Company") develops, manufactures and markets innovative urinary continence care products for urinary dysfunction management and urine drainage management. The Company currently manufactures and markets a broad line of functionally and technologically enhanced latex-free versions of standard continence care products, including male external catheters, Foley catheters and intermittent catheters. The Company is also developing innovative and technologically advanced products designed to provide clinically and commercially attractive solutions to continence care needs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH EQUIVALENTS

    The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.

    MARKETABLE SECURITIES

    Marketable securities are classified as available for sale and consist of U.S. Treasury Bills and certificates of deposit. At September 30, 1996 and 1997, the market value of marketable securities approximates cost.

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

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation. Depreciation is based on estimated useful lives of 4-35 years computed using the straight-line method.

    PATENTS

    Capitalized costs include costs incurred in connection with making patent applications for the Company's products and are amortized on a straight-line basis over eight years. The Company periodically reviews its patents for impairment of value. Any adjustment from the analysis is charged to operations.

                         ROCHESTER MEDICAL CORPORATION

                               SEPTEMBER 30, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are charged to operations as incurred. Research and development costs include clinical testing costs, certain salary and related expenses, other labor costs, materials and an allocation of certain overhead expenses.

    INCOME TAXES

    Income taxes are accounted for under the liability method.

    STOCK-BASED COMPENSATION

    The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No 123, Accounting for Stock-Based Compensation.

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

    NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and convertible debt are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board
(FASB) issued FASB Statement No. 128, "Earnings Per Share." This statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This statement is effective for financial statements for periods ending after December 15, 1997. For the year ended September 30, 1997, there is no difference between the basic loss per share under Statement No. 128 and net loss per share as reported.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

                         ROCHESTER MEDICAL CORPORATION

                               SEPTEMBER 30, 1997

3. ADVERTISING COSTS

    The Company incurred advertising expenses of $104,000, $151,000, and $185,000 for the years ended September 30, 1995, 1996 and 1997, respectively. All advertising costs are charged to operations as incurred.

4. INVENTORIES

    Inventories are summarized as follows:

                                                                          SEPTEMBER 30,
                                                                    --------------------------
                                                                        1996          1997
                                                                    ------------  ------------
Raw materials.....................................................  $    878,885  $  1,019,021
Work-in-process...................................................       264,729       504,120
Finished goods....................................................       147,669       222,592
Reserve for inventory obsolescence................................      (100,000)      (92,000)
                                                                    ------------  ------------
                                                                    $  1,191,283  $  1,653,733
                                                                    ------------  ------------
                                                                    ------------  ------------

5. SHAREHOLDERS' EQUITY

    STOCK OPTIONS

    In January 1992, shareholders approved the 1991 Stock Option Plan (the Plan) in which 700,000 shares have been authorized for issuance under the Plan. Under terms of the Plan, the Board of Directors may grant employee incentive stock options equal to fair market value of the Company's Common Stock or employee non-qualified options at a price which cannot be less than 85% of the fair market value. Automatic non-employee director options are also covered under the Plan, under which 1,000 shares are granted at fair market value to non-employee directors on the date of each of the Company's Annual Meetings.

    In September 1995, the Board of Directors approved the 1995 Non-Statutory Stock Option Plan, which authorized the issuance of up to 50,000 shares of Common Stock. In September 1995, Medical Advisory Board members were granted options to purchase 12,000 shares of the Company's Common Stock at an exercise price of $15.75 per share.

                         ROCHESTER MEDICAL CORPORATION

                               SEPTEMBER 30, 1997

5. SHAREHOLDERS' EQUITY (CONTINUED)

    Option activity is summarized as follows:

                                                           SHARES RESERVED    OPTIONS    WEIGHTED AVERAGE EXERCISE
                                                              FOR GRANT     OUTSTANDING       PRICE PER SHARE
                                                           ---------------  -----------  -------------------------
Balance as of September 30, 1994.........................         93,000       207,000           $    8.02
  Options granted........................................         (9,500)        9,500               15.50
  Approval of non-statutory stock options................         50,000        --                  --
                                                           ---------------  -----------

Balance as of September 30, 1995.........................        133,500       216,500                8.35
  Options granted........................................       (253,000)      253,000               14.32
  Increase in authorized shares..........................        400,000        --                  --
                                                           ---------------  -----------

Balance as of September 30, 1996.........................        280,500       469,500               11.57
  Options granted........................................        (79,000)       79,000               17.26
  Options exercised......................................        --             (6,000)              11.42
  Options canceled.......................................          7,500        (7,500)              15.70
                                                           ---------------  -----------

Balance as of September 30, 1997.........................        209,000       535,000           $   12.35
                                                           ---------------  -----------
                                                           ---------------  -----------

    The weighted average fair value of options granted in 1996 and 1997 was $5.66 and $6.62 per share, respectively. The exercise price of options outstanding at September 30, 1997 ranged from $6.75 to $20.00 per share as summarized in the following table:

                                                              WEIGHTED
                                                               AVERAGE
                                               NUMBER         REMAINING        NUMBER         WEIGHTED AVERAGE
                                           OUTSTANDING AT    CONTRACTUAL     EXERCISABLE     EXERCISE PRICE PER
RANGE OF EXERCISE PRICES                      9/30/97           LIFE         AT 9/30/97             SHARE
-----------------------------------------  --------------  ---------------  -------------  -----------------------
$6.75 - $10.75...........................       202,000        1.3 years        109,250           $    7.93
11.00 - 15.50............................       222,000        3.6 years         75,500               13.76
15.75 - 20.00............................       111,000        4.3 years          8,000               17.41
                                                535,000        3.4 years        192,750           $   10.60

    The number of stock options exercisable at September 30, 1996 and 1997 was 32,750 and 105,625 at a weighted average exercise price of $8.69 and $9.75 per share, respectively.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under FASB Statement No. 123,

    Accounting for Stock-Based Compensation ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                         ROCHESTER MEDICAL CORPORATION

                               SEPTEMBER 30, 1997

5. SHAREHOLDERS' EQUITY (CONTINUED)
    Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.51%; volatility factor of the expected market price of the Company's common stock of .34 and a weighted average expected life of the option of five years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                    YEAR ENDED SEPTEMBER 30,
                                                                  ----------------------------
                                                                      1996           1997
                                                                  -------------  -------------
Pro forma net loss..............................................  $  (1,516,751) $  (2,441,970)
Pro forma net loss per common share.............................  $        (.39) $        (.59)

    These pro forma amounts may not be indicative of future years' amounts since the statement provides for a phase in of option values beginning with those granted in fiscal 1996.

    WARRANTS

    In connection with the November 1995 public offering, the Company sold to the underwriters for a nominal purchase price five year warrants to purchase 75,000 shares of Common Stock at $14.85 per share. The warrants can be exercised any time through November 2000.

                         ROCHESTER MEDICAL CORPORATION

                               SEPTEMBER 30, 1997

6. INCOME TAXES

    Deferred income taxes are due to temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred income taxes are as follows:

                                                                         SEPTEMBER 30,
                                                                  ----------------------------
                                                                      1996           1997
                                                                  -------------  -------------
Deferred assets:
  Net operating loss............................................  $   2,123,000  $   2,710,000
  Allowance for uncollectible accounts..........................         17,000         21,000
  Inventory reserves............................................         34,000         31,000
  Accrued expenses..............................................          4,000         17,000
                                                                  -------------  -------------

Subtotal........................................................      2,178,000      2,779,000
Deferred liability:
  Depreciation and amortization.................................        315,000        318,000
                                                                  -------------  -------------

Net deferred income tax assets..................................      1,863,000      2,461,000
Valuation allowance.............................................     (1,863,000)    (2,461,000)
                                                                  -------------  -------------

Net deferred income taxes.......................................  $    --        $    --
                                                                  -------------  -------------
                                                                  -------------  -------------

    The Company will be subject to federal income taxes when operations become profitable. The Company's tax operating loss carryforwards of approximately $7,970,000 can be carried forward to offset future taxable income, limited due to changes in ownership under the net operating loss limitation rules, and expire in years 2003 through 2012.

7. LONG-TERM DEBT

    Long-term debt consisted of a $3,000,000 convertible loan and accrued interest with ConvaTec (see Note 12). The loan was unsecured and was due August 11, 2000. Interest on the loan was payable at a rate of 9.75% at maturity together with the principal amount. On September 30, 1997, the Company repaid the note and accrued interest in its entirety.

8. COMMITMENTS

    MINNESOTA TECHNOLOGIES INCORPORATED

    On September 30, 1992, Minnesota Technologies Incorporated ("MTI"), a Minnesota non-profit development organization, provided the Company a grant of $100,000 for the purpose of developing the automated production of Foley catheters. Under the terms of the MTI grant, the Company has agreed to repay MTI the amount of the grant together with 8% simple interest at the rate of 2.5% of gross sales of Foley catheters. The Company has further agreed to convey to MTI all rights in any intellectual property, including the manufacturing equipment and any patents issued with respect thereto, upon occurrence of any of the following events:

    1. The Company dissolves, becomes inoperative, or abandons the intellectual property relating to the automated production of Foley catheters; or

                         ROCHESTER MEDICAL CORPORATION

                               SEPTEMBER 30, 1997

8. COMMITMENTS (CONTINUED)
    2. More than 25% of its manufacturing or production facilities relating to Foley catheters are located outside the State of Minnesota before August 17, 1999.

    The grant was accounted for as a reduction in the cost of the equipment. Royalties earned by MTI are charged to operations as royalty expense. Royalty expense totaled $33,000 in 1995, $53,000 in 1996 and $23,000 in 1997. The
Company has repaid the grant and accrued interest as of September 30, 1997.

    CITY OF STEWARTVILLE

    On September 28, 1995, the Company and the City of Stewartville, Minnesota ("City") entered into a Contract for Private Development ("City Agreement") and agreed to enter into an Assessment Agreement and Assessment Certification ("Assessment Agreement") relating to the development of the Company's proposed manufacturing facility. In connection therewith, the Company also agreed to use its best efforts to create 55 new full-time jobs in the City by December 31, 1998, and to pay real estate taxes without contest in accordance with the Assessment Agreement. Under the City Agreement, the City sold to the Company a 20 acre parcel of land for $60,000, and installed roads, utilities and certain public improvements benefiting the land. The Company has constructed a new 52,000 square foot facility. On December 23, 1996, the Company purchased an additional 8.38 acre parcel of land from the City for $100,000 to be used for future expansion of manufacturing facilities.

    At September 30, 1997, the Company had commitments of approximately $2,000,000 for capital expenditures, primarily related to new production facilities.

9. LEASES

    Rent expense from operating leases for the years ended September 30, 1995, 1996, and 1997 was $57,000, $60,000, and $69,000, respectively.

10. RELATED PARTY TRANSACTIONS

    The Company's corporate legal counsel is the brother-in-law of the CEO and President, the Vice President of Operations and of a member of the board of directors of the Company. During the years ended September 30, 1995, 1996, and 1997, the Company incurred legal fees and expenses of approximately $124,000, $83,000, and $90,000, respectively, to such counsel for services rendered in connection with litigation and for general legal services. Management believes the fees paid for the services rendered to the Company were on terms at least as favorable to the Company as could have been obtained from an unrelated party.

    The chairman and chief executive officer of Mentor Corporation is the brother of the CEO and President, the Vice President of Operations, and a member of the board of directors of the Company (see Note 11).

    The Company entered into an agreement with Halcon, Inc. to purchase office furniture valued at $402,000. A payment of $86,000 was made in fiscal 1996 and $316,000 was paid in fiscal 1997. The chief executive officer of Halcon, Inc. is a director of the Company and the brother of the CEO and President and the Vice President of Operations of the Company. Management believes that the terms of the agreement are at least as favorable to the Company as could have been obtained from an unrelated party.

                         ROCHESTER MEDICAL CORPORATION

                               SEPTEMBER 30, 1997

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

12. CONVATEC AGREEMENT

    On August 11, 1995, the Company entered into a Distribution and Co-Development Agreement (the "Distribution Agreement") with ConvaTec, a division of E.R. Squibb & Sons, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb Company ("ConvaTec"), for the purpose of marketing and distributing the Company's incontinence and urological devices. Under the Distribution Agreement, the Company has granted ConvaTec, subject to obligations and limitations imposed by the Company's other distribution agreements, worldwide rights to market the Company's current products and products in development. The Company is obligated to offer ConvaTec rights of first and last refusal to market all products developed after the date of the Distribution Agreement. Under the Distribution Agreement, the Company retains worldwide marketing rights to its products under the Rochester Medical brand.

    The Distribution Agreement has a five year term expiring August 31, 2000. ConvaTec may, at its option, renew the Distribution Agreement for an additional five year term, and thereafter, renew the Distribution Agreement for up to five additional one year renewal periods. A party may terminate the Distribution Agreement only upon the other party's material breach of the Distribution Agreement, bankruptcy or insolvency, or an inability to perform under the Distribution Agreement for a period of more than six months. The Distribution Agreement may not be terminated in the event that a third party acquires the Company. The Company has agreed to indemnify ConvaTec against certain liabilities, including any patent infringement claims by third parties.

                         ROCHESTER MEDICAL CORPORATION

                               SEPTEMBER 30, 1997

13. SIGNIFICANT CUSTOMERS

    Significant customers, measured as a percentage of sales, are summarized as follows:

                                                                                       SEPTEMBER 30,
                                                                           -------------------------------------
                                                                              1995         1996         1997
                                                                              -----        -----        -----
Significant customers:
  Allegiance Euromedical.................................................          19%          19%           4%
  ConvaTec...............................................................           5%          12%          24%
  Hollister..............................................................          25%          12%          10%
  Mentor.................................................................          14%          29%          30%
                                                                                   --           --           --

Total....................................................................          63%          72%          68%
                                                                                   --           --           --
                                                                                   --           --           --

14. SUBSEQUENT EVENT

    In November 1997, the Company completed a public offering of 1,125,000 shares of common stock, resulting in net proceeds to the Company of approximately $15,800,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1997.

ITEM 10A.  EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers and directors of the Company are as follows:

NAME                                                      AGE                             POSITION
----------------------------------------------------      ---      ------------------------------------------------------
Anthony J. Conway...................................          53   Chairman of the Board, Chief Executive
                                                                     Officer,President and Secretary
Philip J. Conway....................................          41   Vice President, Operations and Director
Richard D. Fryar....................................          50   Vice President, Research and Development and Director
Alfred T. Mannino...................................          48   Senior Vice President
Martyn R. Sholtis...................................          38   Vice President, Sales and Marketing
Brian J. Wierzbinski................................          39   Chief Financial Officer and Treasurer
Darnell L. Boehm(1)(2)..............................          49   Director
Peter R. Conway.....................................          43   Director
Roger W. Schnobrich(1)(2)...........................          67   Director

------------------------

(1) Member of the Compensation Committee of the Board of Directors.

(2) Member of the Audit Committee of the Board of Directors.

    Anthony J. Conway, a founder of the Company, has served as Chairman of the Board, Chief Executive Officer, President and Secretary of the Company since May 1988. In addition to his duties as Chief Executive Officer, Mr. Anthony Conway actively contributes to the Company's research and development and design activities. From 1979 to March 1988, he was President, Secretary and Treasurer of Arcon Corporation ("Arcon"), a company that he co-founded in 1979 to develop, manufacture and sell latex-based male external catheters and related medical devices. Prior to founding Arcon, Mr. Anthony Conway worked for twelve years for International Business Machines Corporation ("IBM") in various research and development capacities. Mr. Anthony Conway is one of the named inventors on numerous patent applications that have been assigned to the Company, of which to date 14 have resulted in issued United States patents.

    Philip J. Conway, a founder of the Company, has served as Vice President, Operations and as a director of the Company since May 1988. Mr. Philip Conway is responsible for overseeing plant design and operation, and is also active in the Company's research and development and design activities. From 1979 to March 1988, Mr. Philip Conway served as Plant and Production Manager of Arcon, a company that he co-founded. Prior to joining Arcon, Mr. Philip Conway was employed in a production supervisory capacity by AFC Corp., a manufacturer and fabricator of fiberglass plastics and other composite materials. He is one of the named inventors on numerous patent applications that have been assigned to the Company, of which to date 14 have resulted in issued United States patents.

    Richard D. Fryar, a founder of the Company, has served as Vice President, Research and Development and as a director of the Company since May 1988. Mr. Fryar is responsible for overseeing the Company's research and development and regulatory affairs activities. From 1984 to March 1988, Mr. Fryar was employed by Arcon, a company that he co-founded, in research and development capacities. From 1969 to 1984, he was employed by IBM in various research and development capacities. He is one of the named inventors on numerous patent applications that have been assigned to the Company, of which to date 14 have resulted in issued United States patents.

    Alfred T. Mannino has served as the Company's Senior Vice President since August 1996, and served as its Executive Vice President from November 1994 to August 1996. Mr. Mannino is generally responsible for marketing the Company's products. From 1991 to 1994, he served as Vice President of Sales and Marketing of Dacomed Corporation, a company that produces and sells incontinence and impotence devices and diagnostic equipment. Mr. Mannino has over 26 years of experience in sales and marketing management of incontinence related products.

    Martyn R. Sholtis has served as Vice President, Sales and Marketing of the Company since April 1992. Mr. Sholtis' responsibilities include the sales and marketing of Rochester Medical brand products in international markets and the management of the Company's private label relationships, including its alliance with ConvaTec. From 1985 to April 1992, Mr. Sholtis was employed by Sherwood Medical Company, a company that manufactures and sells Foley catheters and a variety of other urologic and hospital-based medical products, most recently as Regional Sales Manager for the Nursing Care Division, with responsibility for twelve states in the midwest region.

    Brian J. Wierzbinski has served as the Company's Chief Financial Officer since February 1996, with principal responsibility for management of the Company's financial and administrative affairs. From 1986 until joining the Company in 1996, Mr. Wierzbinski was employed in various financial and financial management capacities by Ecolab Inc., most recently as Asia Pacific Vice President, planning and control. Prior to joining Ecolab Inc., Mr. Wierzbinski was employed for six years in various audit and audit management capacities by KPMG Peat Marwick. Mr. Wierzbinski is a certified public accountant.

    Darnell L. Boehm has served as a director of the Company since October 1995. Since 1986, Mr. Boehm has served as a Director and the Chief Financial Officer and Secretary of Aetrium, Inc., a manufacturer of electromechanical equipment for handling and testing semiconductor devices. From October 1988 to March 1993, Mr. Boehm served as the Acting President of Genesis Labs, Inc., a manufacturer of medical diagnostic products. He is also the principal of Darnell L. Boehm & Associates, a management consulting firm.

    Peter R. Conway has served as a director of the Company since May 1988. He has been a director and the Chairman and Chief Executive Officer of Halcon Corporation, a manufacturer of quality office furniture, of which he was a co-founder, since 1978. From 1979 to 1985, Mr. Peter Conway served as a director of Arcon.

    Roger W. Schnobrich has served as a director of the Company since October 1995. Mr. Schnobrich has been a partner with the law firm of Hinshaw & Culbertson since 1997. Prior to joining Hinshaw & Culbertson, Mr. Schnobrich was a partner in the law firm of Popham, Haik, Schnobrich and Kaufman Ltd. for more than five years. Mr. Schnobrich serves as a director of Developed Technology Resource Inc., a company that invests in business, technology and infrastructure in the former Soviet Union.

    Messrs. Anthony J. Conway, Philip J. Conway and Peter R. Conway are brothers.

    The Compensation Committee of the Board of Directors has power and authority to recommend compensation for the Company's executive officers. The Audit Committee has oversight over the process of auditing the Company's internally prepared financial statements, and is charged with reviewing any potential conflicts of interest. Mr. Anthony J. Conway serves ex officio as a member of each committee.

ITEM 10B.  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1997.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)(1)  The following financial statements are filed herewith in Item 7.

        (i) Balance Sheets as of September 30, 1997, 1996 and 1995.

        (ii) Statements of Operations for the years ended September 30, 1997, 1996 and 1995.

       (iii) Statement of Shareholders' Equity for the years ended September 30, 1996 and 1995.

        (iv) Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995.

        (v) Notes to financial statements at September 30, 1997.

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

        4.2 The Company's 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.5 of Registrant's Registration Statement on Form S-8, Registration Number 333-10261.

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

        10.10 Employment Agreement dated February 1, 1996 between the Registrant and Brian J. Wierzbinski. (Incorporated by reference to Exhibit
    10.10 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996).

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

        10.13 First Amendment to Amended UF Catheter Exclusive OEM/Private Label Agreement dated May 7, 1997, between the Company and Hollister Incorporated. (Incorporated by reference to Exhibit 10.13 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

        10.14 Amended and Restated Supply and Distribution Agreement dated April March 19, 1997, between the Company and Euromedical Industries Sdn Bhd (a subsidiary of Allegiance Health Care Corporation). (Incorporated by reference to Exhibit 10.12 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

        10.15 Convertible Senior Secured Loan Agreement, dated as of August 11, 1995, by and between E. R. Squibb & Sons, Inc. (through its ConvaTec division) and the Registrant. (Incorporated by reference to Exhibit 4.11 of Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
    1995).

        10.16 Distribution and Co-Development Agreement, dated as of August 11, 1995, between the Registrant and E. R. Squibb & Sons, Inc. (through its ConvaTec division). (Incorporated by reference to Exhibit 10.23 of Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
    1995).

        23  Consent of Ernst & Young LLP.*

        27  Financial Data Schedule.*

------------------------

*   Filed herewith.

    (b) Registrant filed no Report on Form 8-K during its fourth fiscal quarter.

                                   SIGNATURES

    Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of December, 1997.

                                ROCHESTER MEDICAL CORPORATION

                                By:            /s/ ANTHONY J. CONWAY
                                     -----------------------------------------
                                                 Anthony J. Conway
                                                     PRESIDENT

    Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

  /s/ ANTHONY J. CONWAY
  --------------------------
  Anthony J. Conway
  Chairman of the Board,                      Dated December 29, 1997
  President and Director
  (Principal Executive
  Officer)

  /s/ BRIAN J. WIERZBINSKI
  --------------------------
  Brian J. Wierzbinski
  Chief Financial Officer                     Dated December 29, 1997
  and Treasurer
  (Principal Financial
  Officer)

  /s/ DARNELL L. BOEHM
  --------------------------
  Darnell L. Boehm, a                         Dated December 29, 1997
  Director

  /s/ PETER R. CONWAY
  --------------------------
  Peter R. Conway, a                          Dated December 29, 1997
  Director

  /s/ PHILIP J. CONWAY
  --------------------------
  Philip J. Conway, a                         Dated December 29, 1997
  Director

  /s/ RICHARD D. FRYAR
  --------------------------
  Richard D. Fryar, a                         Dated December 29, 1997
  Director

  /s/ ROGER W. SCHNOBRICH
  --------------------------
  Roger W. Schnobrich, a                      Dated December 29, 1997
  Director

                               INDEX TO EXHIBITS

  EXHIBIT                                                                                                           PAGE
-----------                                                                                                         -----
        23   Consent of Ernst & Young LLP......................................................................
        27   Financial Data Schedule...........................................................................