Form 10-Q
period 1997-12-31
ROCHESTER MEDICAL CORPORATION
filed 1998-02-13
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                December 31, 1997


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

                5,261,500 Common Shares as of February 12, 1998.

                               Table of Contents

                          ROCHESTER MEDICAL CORPORATION

                               Report on Form 10-Q
                                for quarter ended
                                December 31, 1997


        PART 1 FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)

           Balance Sheets - - December 31, 1997 and                        1
                                    September 30, 1997

           Statements Of Operations - - Three months ended                 2
                                    December 31, 1997 and 1996

           Statements of Cash Flows - - Three months ended                 3
                                     December 31, 1997 and 1996

           Notes to Financial Statements                                   4

        Item 2 Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.                                              5

        PART II OTHER INFORMATION                                          8

PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION

BALANCE SHEETS

                                                          December 31,      September 30,
                                                              1997             1997
                                                          ------------      ------------
ASSETS

CURRENT ASSETS:
        Cash and Cash Equivalents                         $    310,266      $  1,191,428
        Marketable Securities                               19,486,752         3,447,461
        Accounts Receivable                                  1,468,892         1,967,194
        Inventories                                          1,963,961         1,653,733
        Prepaid Expenses And Other Current Assets              393,489           253,785
                                                          ------------      ------------
        TOTAL CURRENT ASSETS                                23,623,360         8,513,601

PROPERTY AND EQUIPMENT
        Land and Buildings                                   2,447,532         2,438,826
        Equipment and Fixtures                               9,903,282         9,186,588
                                                          ------------      ------------
                                                            12,350,814        11,625,414
        Less: Accumulated Depreciation                      (2,022,262)       (1,855,980)
                                                          ------------      ------------
        TOTAL PROPERTY AND EQUIPMENT                        10,328,552         9,769,434

INTANGIBLE ASSETS
        Patents, Less Accumulated Amortization                 307,502           330,338
                                                          ------------      ------------
TOTAL ASSETS                                              $ 34,259,414      $ 18,613,373
                                                          ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts Payable                                  $    422,389      $    457,564
        Accrued Expenses                                     1,275,238           974,836
                                                          ------------      ------------
        TOTAL CURRENT LIABILITIES                            1,697,627         1,432,400

Shareholders' equity Common Stock, no par value:
             Authorized--20,000,000
             Issued and Outstanding Shares--5,261,500
                --Dec, 1997 and 4,133,500--Sep 1997         40,584,202        24,697,199
        Accumulated Deficit                                 (8,022,415)       (7,516,226)
                                                          ------------      ------------
        TOTAL SHAREHOLDERS' EQUITY                          32,561,787        17,180,973

                                                          ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 34,259,414      $ 18,613,373
                                                          ============      ============


Note - The Balance Sheet at September 30, 1997 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See Notes to Financial Statements

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three Months Ended
                                                        December 31,
                                                 ----------------------------
                                                    1997             1996
                                                 -----------      -----------

NET SALES                                        $ 1,855,287      $ 1,727,840
Cost Of Sales                                      1,271,321        1,086,816
                                                 -----------      -----------

GROSS PROFIT                                         583,966          641,024

COSTS AND EXPENSE:
                Marketing and Selling                632,610          523,016
                Research and Development             298,153          411,925
                General and Administrative           326,872          343,745
                                                 -----------      -----------
                TOTAL OPERATING EXPENSES           1,257,635        1,278,686

                                                 -----------      -----------
LOSS FROM OPERATIONS                                (673,669)        (637,662)

OTHER INCOME (EXPENSE):
                Interest Income                      172,652          204,377
                Interest Expense                        --            (71,250)
                                                 -----------      -----------
                TOTAL OTHER INCOME (EXPENSE)         172,652          133,127

                                                 -----------      -----------
NET LOSS                                         $  (501,017)     $  (504,535)
                                                 ===========      ===========

NET LOSS PER COMMON SHARE (Basic and Diluted)    $     (0.11)     $     (0.12)
                                                 ===========      ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          4,771,200        4,128,200
                                                 ===========      ===========


See Notes to Financial Statements

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Three Months Ended
                                                                             December 31,
                                                                    ------------------------------
                                                                        1997             1996
                                                                    ------------      ------------
OPERATING ACTIVITIES
Net Loss                                                            $   (501,017)     $   (504,535)

Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                    198,312           133,349

        Changes in assets and liabilities:
           Decrease In Accounts Receivable                               498,302           190,093
           (Increase) Decrease In Inventories                           (315,400)           10,232
           (Increase) In Other Current Assets                           (139,703)           (4,374)
           (Decrease) In Accounts Payable                                (35,175)         (652,104)
           Increase In Other Current Liabilities                         300,401           135,852
                                                                    ------------      ------------
           NET CASH PROVIDED BY (USED IN)
                OPERATING ACTIVITIES                                       5,720          (691,487)

INVESTING ACTIVITY
        Capital expenditures                                            (725,400)       (1,403,390)
        Patents                                                           (9,195)          (14,383)
        (Purchase) Of Marketable Securities                          (18,539,333)       (9,755,794)
        Sales and Maturities Of Marketable Securities                  2,500,043         6,793,405
                                                                    ------------      ------------
        NET CASH (USED IN) INVESTING ACTIVITIES                      (16,773,885)       (4,380,162)

FINANCING ACTIVITIES
        Interest Expense Added To Note Payable                              --              71,250
        Proceeds from Sale of Common Stock                            15,887,003            14,750
                                                                    ------------      ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                     15,887,003            86,000

                                                                    ------------      ------------
(DECREASE)  IN CASH AND
        CASH EQUIVALENTS                                                (881,162)       (4,985,649)

CASH AND CASH EQUIVALENTS
        AT BEGINNING OF PERIOD                                         1,191,428         8,394,607
                                                                    ------------      ------------

CASH AND CASH EQUIVALENTS
        AT END OF PERIOD                                            $    310,266      $  3,408,958
                                                                    ============      ============


See Notes to Financial Statements

               ROCHESTER MEDICAL CORPORATION
               Notes to Financial Statements (Unaudited)
               December 31, 1997



               NOTE A - - BASIS OF PRESENTATION

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.


               NOTE B - - EARNINGS (LOSS) PER SHARE

               The Company has adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". This Statement replaces previously reported primary and fully diluted earnings per share
               (EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible debt. Diluted EPS is very similar to the previously reported fully diluted EPS. For the three-month periods ended December 31, 1997 and 1996, there is no difference between basic and diluted net loss per share or between basic and net loss per share as previously reported. Common equivalent shares from stock options and convertible debt are excluded as their effects are antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company develops, manufactures and markets innovative urinary continence care products for urinary dysfunction management and urine drainage management. The Company currently manufactures and markets a broad line of functionally and technologically enhanced latex-free versions of standard continence care products, including male external catheters, Foley catheters and intermittent catheters. The Company markets its products under its own ROCHESTER MEDICAL(R) brand and through private label arrangements.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

                                   Three Months Ended
                                      December 31
                                   ------------------
                                    1997       1996
                                    ----       ----
Net Sales
     Private Label ............       73%        87%
     Rochester Medical Brand ..       27%        13%
                                    ----       ----
Total Net Sales ...............      100%       100%
Cost of Sales .................       69%        63%
                                    ----       ----
Gross Margin ..................       31%        37%

Operating Expenses
     Marketing and Selling ....       34%        30%
     Research and Development .       16%        24%
     General and Administrative       17%        20%
                                    ----       ----
Total Operating Expenses ......       67%        74%

Loss From Operations ..........      (36%)      (37%)
                                    ----       ----
Net Loss ......................      (27%)      (29%)


FISCAL QUARTERS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

NET SALES. Net sales increased 7% to $1,855,000 for the first quarter of fiscal 1998 from $1,728,000 for the comparable quarter last year, primarily as a result of increased sales of Rochester Medical brand products. Sales of Rochester Medical brand products increased 117%, with growth in both domestic and international markets. Sales to private label customers decreased 10% in the fourth quarter of fiscal 1998 as compared to the same period of fiscal 1997 as a result of lower sales to ConvaTec which were partially offset by increased sales to other private label customers.

GROSS MARGIN. The Company's gross margin was 31% for the first quarter of fiscal 1998 compared with 37% for the same period last year. Gross margin in the first quarter of fiscal 1997 was lower as compared to the first quarter of the prior fiscal year primarily due to increased depreciation expense associated with the expansion of male external catheter production capacity, increases in labor rates and recent investment in production support areas.

MARKETING AND SELLING. Marketing and selling expense increased 19% for the first quarter of fiscal 1998 to $633,000 from $523,000 for the comparable quarter last year. The increase in expense primarily relates to expansion of the domestic field sales force to promote sales growth of Rochester Medical brand products.

RESEARCH AND DEVELOPMENT. Research and development expense decreased 28% to $298,000 in the first quarter of fiscal 1998 from $412,000 for the comparable quarter last year. The decrease in expense primarily reflects the completion of clinical tests for the nitrofuran delivery catheter in early 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expense decreased 5% to $327,000 in the first quarter of fiscal 1998 from $344,000 for the comparable quarter last year. The decrease in expense reflects improved productivity of administrative resources and a temporary delay in hiring and information technology investments pending receipt of FDA approval for the Nitrofuran Delivery Catheter.

INTEREST INCOME AND (EXPENSE). Interest income decreased by 16% to $173,000 for the first quarter of fiscal 1998 from $204,000 for the comparable quarter last year. The average balance of invested assets was lower in the first quarter of fiscal 1998 versus the comparable quarter of the prior year due to capital expenditures for production infrastructure expansion throughout 1997 and to the timing of receipt of proceeds from the public offering. Interest expense has been eliminated in the first quarter of fiscal 1998, reflecting repayment of the $3 million convertible loan from ConvaTec, with accrued interest, on September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities were $19,797,000 at December 31, 1997 compared with $4,639,000 at September 31, 1997. The increase reflects the receipt of public offering proceeds of $15,887,000 in November, 1997. The Company generated a net $6,000 of cash from operating activities during the quarter, reflecting substantial collections of accounts receivable and the timing of accounts payable disbursements. Capital expenditures of $725,000 were made during the quarter, substantially all of which relate to the Company's new manufacturing facilities. Inventory levels increased moderately as planned, restoring stock levels in line with current sales trends.

The Company believes that its capital resources on hand at December 31, 1997, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 1997.

BUSINESS OUTLOOK

The following discussion contains forward looking statements that involve risks and uncertainties, including the timing of purchases by customers, manufacturing capacities for both current products and new products, the timing of clinical preference testing and product introductions, and FDA review and response times, as well as other risk factors listed from time to time in the Company's SEC reports, including, without limitation, the sections entitled "Business Outlook" and "Risk Factors" in the Company's Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 1997.

The Company anticipates continued sales growth of currently marketed products under its own ROCHESTER MEDICAL(R) brand and under private label arrangements, other than ConvaTec. The Company was recently awarded a contract with the Veteran's Administration to supply its hospitals nationwide with non-latex self-self adhering male external catheters. The Company also reached agreement with Maersk Medical, a division of A. P. Mueller Group, to supply its worldwide requirements of silicone Foley catheters. In December 1997, ConvaTec announced a reorganization of senior management and a restructuring of its business. The Company and ConvaTec are in continuing discussions regarding their strategic relationship, including future sales trends and distribution activities for the Company's products. Based on those discussions, the Company presently estimates that ConvaTec order volumes for fiscal 1998 are likely to approximate 50% of ConvaTec's order volumes for fiscal 1997, as ConvaTec continues the redeployment of its purchased inventory.

In January 1997, the Company received FDA marketing approval for its new Nitrofuran Delivery Catheter. The approval was based on the results of a rigorous clinical study which showed that use of the Nitrofuran Delivery Catheter resulted in a substantial decrease in the incidence of catheter induced urinary tract bacterial infection during the first seven days of catheterization when compared to a control group. The Company plans to introduce the new catheter at industry trade shows being held during May 1998.

The Company is aware of the possibility that some computer programs may fail or cause erroneous results due to their innability to accommodate the date 2000. The principal components of the Company's computer systems have been recently purchased. Although the Company is not presently aware of any such problems with its computer systems, it plans to make appropriate inquiries to its vendors, and does not now know what the results of those inquiries may be.

The Company continues to receive favorable results from its multi-site clinical trial of its FEMSOFT(TM) insert, a soft, liquid-filled, conformable urethral insert for managing female incontinence. The Company plans to use that data to support its submission to the FDA later this year.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There Company is not involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable. The Company has made no sales of unregistered securities during he period covered by this Report.

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

                          Rochester Medical Corporation


Date:  February 13, 1998           By:  /s/ Anthony J. Conway
                                            ---------------------
                                            Anthony J. Conway
                                            Chief Executive Officer,


Date:  February 13, 1998           By:  /s/ Brian J. Wierzbinski
                                            ------------------------
                                            Brian J. Wierzbinski,
                                            Chief Financial Officer