Form 10-Q
period 1998-03-31
ROCHESTER MEDICAL CORPORATION
filed 1998-05-11
CIK 868368

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                -----------------


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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



                   5,261,500 Common Shares as of May 7, 1998.



Total Number of Pages:                             Index to Exhibits on Page: 10

                                TABLE OF CONTENTS



                          ROCHESTER MEDICAL CORPORATION



                               REPORT ON FORM 10-Q
                                FOR QUARTER ENDED
                                 MARCH 31, 1998

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

    Balance Sheets -- March 31, 1998 and September 30, 1997 ................   3

    Statements of Operations -- Three months ended March 31, 1998 and 1997;
     Six months ended March 31, 1998 and 1997 ..............................   4

    Statements of Cash Flows -- Six months ended March 31, 1998 and 1997 ...   5

    Notes to the Financial Statements ......................................   6

  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations ..........................   7

PART II. OTHER INFORMATION .................................................  10

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                         ROCHESTER MEDICAL CORPORATION

                                BALANCE SHEETS

                                                                   MARCH 31,       SEPTEMBER 30,
                                                                     1998              1997
                                                                 ------------      ------------
                        ASSETS

CURRENT ASSETS:
 Cash and Cash Equivalents ..................................    $    646,406      $  1,191,428
 Marketable Securities ......................................      17,983,317         3,447,461
 Accounts Receivable ........................................       1,509,164         1,967,194
 Inventories ................................................       2,078,969         1,653,733
 Prepaid Expenses And Other Assets ..........................         333,587           253,785
                                                                 ------------      ------------
   TOTAL CURRENT ASSETS .....................................      22,551,443         8,513,601

PROPERTY AND EQUIPMENT
 Land and Buildings .........................................       2,447,532         2,438,826
 Equipment and Fixtures .....................................      10,226,800         9,186,588
                                                                 ------------      ------------
                                                                   12,674,332        11,625,414
 Less: Accumulated Depreciation .............................      (2,147,372)       (1,855,980)
                                                                 ------------      ------------
   TOTAL PROPERTY AND EQUIPMENT .............................      10,526,960         9,769,434

INTANGIBLE ASSETS
 Patents, Less Accumulated Amortization .....................         289,705           330,338
                                                                 ------------      ------------
TOTAL ASSETS ................................................    $ 33,368,108      $ 18,613,373
                                                                 ============      ============
           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable ...........................................    $    296,107      $    457,564
 Accrued Expenses ...........................................         971,861           974,836
                                                                 ------------      ------------
   TOTAL CURRENT LIABILITIES ................................       1,267,968         1,432,400

SHAREHOLDERS' EQUITY
 Common Stock, no par value:
  Authorized -- 20,000,000
  Issued and Outstanding Shares --
  5,261,500 -- Mar, 1998 and 4,133,500 -- Sep, 1997 .........      40,584,202        24,697,199
 Accumulated Deficit ........................................      (8,484,062)       (7,516,226)
                                                                 ------------      ------------
   TOTAL SHAREHOLDERS' EQUITY                                      32,100,140        17,180,973
                                                                 ------------      ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ....................    $ 33,368,108      $ 18,613,373
                                                                 ============      ============

Note -- The Balance Sheet at September 30, 1997 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  MARCH 31,                         MARCH 31,
                                         --------------------------      ------------------------------
                                            1998            1997             1998              1997
                                         ----------      ----------      ------------      ------------
NET SALES ...........................    $2,422,683      $1,743,537      $  4,277,970      $  3,471,377
Cost Of Sales .......................     1,653,062       1,097,518         2,924,381         2,184,334
                                         ----------      ----------      ------------      ------------
GROSS PROFIT ........................       769,621         646,019         1,353,589         1,287,043

COSTS AND EXPENSE:
 Marketing and Selling ..............       655,741         449,596         1,288,355           972,612
 Research and Development ...........       424,314         385,341           722,469           797,266
 General and Administrative .........       388,170         343,743           715,045           687,488
                                         ----------      ----------      ------------      ------------
   TOTAL OPERATING EXPENSES .........     1,468,225       1,178,680         2,725,869         2,457,366
                                         ----------      ----------      ------------      ------------
LOSS FROM OPERATIONS ................      (698,604)       (532,661)       (1,372,280)       (1,170,323)

OTHER INCOME (EXPENSE):
 Interest Income ....................       231,791         176,531           404,442           380,908
 Interest Expense ...................                       (71,162)                           (142,412)
                                         ----------      ----------      ------------      ------------
   TOTAL OTHER INCOME (EXP) .........       231,791         105,369           404,442           238,496
                                         ----------      ----------      ------------      ------------
NET LOSS ............................    $ (466,813)     $ (427,292)     $   (967,838)     $   (931,827)
                                         ==========      ==========      ============      ============
NET LOSS PER COMMON SHARE
 (Basic and Diluted) ................    $    (0.09)     $    (0.10)     $      (0.19)     $      (0.23)
                                         ==========      ==========      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING ..........     5,261,500       4,131,100         5,013,637         4,129,600
                                         ==========      ==========      ============      ============

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                             MARCH 31,
                                                                 --------------------------------
                                                                      1998               1997
                                                                 -------------      -------------
OPERATING ACTIVITIES
Net Loss ....................................................    $    (967,838)     $    (931,827)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization ..............................         355,476            266,701
  Changes in assets and liabilities:
    Decrease In Accounts Receivable ..........................         458,030            131,917
    (Increase) In Inventories ................................        (425,236)          (168,081)
    (Increase) Decrease In Other Current Assets ..............         (79,801)             4,519
    (Decrease) In Accounts Payable ...........................        (161,457)          (481,038)
    Increase (Decrease) In Other Current Liabilities .........          (2,974)           241,245
                                                                 -------------      -------------
     NET CASH USED IN OPERATING ACTIVITIES ...................        (823,800)          (936,564)

INVESTING ACTIVITY
  Capital expenditures .......................................      (1,048,918)        (3,400,292)
  Patents ....................................................         (23,452)           (44,773)
  Purchase Of Marketable Securities ..........................     (36,834,426)       (11,003,212)
  Sales and Maturities Of Marketable Securities ..............      22,298,572          9,614,846
                                                                 -------------      -------------
     NET CASH USED IN INVESTING ACTIVITIES ...................     (15,608,224)        (4,833,431)

FINANCING ACTIVITIES
  Interest Expense Added To Note Payable .....................              --            142,500
  Proceeds from Sale of Common Stock .........................      15,887,003             68,500
                                                                 -------------      -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ...............      15,887,003            211,000
                                                                 -------------      -------------
DECREASE IN CASH AND CASH EQUIVALENTS .......................         (545,022)        (5,558,995)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD ........................................        1,191,428          8,394,607
                                                                 -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................    $     646,406      $   2,835,612
                                                                 =============      =============

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

NOTE B -- EARNINGS (LOSS) PER SHARE

     The company has adopted Financial Accounting Standards Board Statement No. 128, Earnings Per Share. This Statement replaces previously reported primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible debt. Diluted EPS is very similar to the previously reported fully diluted EPS. For the six-month periods ended March 31, 1998 and 1997, there is no difference between basic and diluted net loss per share or between basic and net loss per share as previously reported. Common equivalent shares from stock options and convertible debt are excluded as their effects are antidilutive.

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

     Effective May 6, 1998, the Company and ConvaTec entered into a Revised and Restated Distribution Agreement (the "Restated Agreement") revising and restating their August 11, 1995, Distribution and Co-Development Agreement (the "1995 Agreement"). Under the Restated Agreement, ConvaTec has non-exclusive private label rights (subject to the Company's commitments to private label customers existing prior to the 1995 Agreement) to market the Company's silicone male external catheters and standard Foley and intermittent catherters and (ii) exclusive private label rights to market the male external catheter in certain markets including Africa, Central and South America, the Middle East, Australia and New Zealand. The Restated Agreement terminates all other prior restrictions on the Company, thereby enabling the Company to pursue additional private label agreements for its products. The Restated Agreement grants ConvaTec a right of first consideration until June 30, 1998 to negotiate with the Company terms under which ConvaTec might market the Company's Nitrofuran Delivery Catheter.

RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       MARCH 31                  MARCH 31
                                                ----------------------    ----------------------
                                                   1998         1997         1998         1997
                                                ---------    ---------    ---------    ---------
     Net Sales
       Private Label .......................        75%          73%          74%          80%
       ROCHESTER MEDICAL Brand .............        25%          27%          26%          20%
                                                    --           --           --           --
        Total Net Sales ....................       100%         100%         100%         100%
     Cost of Sales .........................        68%          63%          68%          63%
                                                   ---          ---          ---          ---
     Gross Margin ..........................        32%          37%          32%          37%

     Operating Expenses
       Marketing and Selling ...............        27%          26%          30%          28%
       Research and Development. ...........        18%          22%          17%          23%
       General and Administrative ..........        16%          20%          17%          20%
                                                   ---          ---          ---          ---
        Total Operating Expenses ...........        61%          68%          64%          71%

     Loss From Operations. .................       (29%)        (31%)        (32%)        (34%)
     Interest Income (Expense) Net .........        10%           6%           9%           7%
                                                   ---          ---          ---          ---
        Net Loss ...........................       (19%)        (25%)        (23%)        (27%)
                                                   ===          ===          ===          ===


THREE MONTH AND SIX MONTH PERIODS ENDED MARCH 31, 1998 AND MARCH 31, 1997

     NET SALES. Net sales increased 39% to $2,423,000 for the second quarter of fiscal 1998 from $1,744,000 for the comparable quarter of the prior year, reflecting growth in both branded and private label sales. Branded product sales increased up 32% overall, primarily due to 82% growth in the domestic market. Private label sales increased 41% overall, with a 72% increase in sales to private label customers other than ConvaTec partially offset by a 29% decrease in sales to ConvaTec due to their inventory adjustment process. The increase in private label sales relates to demand for the Company's silicone Foley catheter products.

     Net sales increased 23% to $4,728,000 for the six months ended March 31, 1998, from $3,471,000 for the comparable six months of the prior year. Branded product sales growth in domestic and international markets was 82% and 37%, respectively, for the current six-month period to date. Private label sales growth was 14% overall for the six month period, with a 61% increase in sales to private label customers other than ConvaTec partially offset by a 51% decrease in sales to ConvaTec due to their inventory adjustment process.

     GROSS MARGIN. The Company's gross margin as a percentage of net sales was 32% for the second quarter of fiscal 1998 compared with 37% for the second quarter of fiscal 1997. The gross margin for the current quarter has been impacted by expansion of production facilities and support operations, as well as by production wage rates and product mix.

     The Company's gross margin was 32% for the six months ended March 31, 1998 compared with 37% for the comparable period last year. Factors affecting margins during the current six months are generally consistent with those described above for the current quarter.

     MARKETING AND SELLING. Marketing and selling expense increased 46% to $656,000 for the second quarter of fiscal 1998 from $450,000 for the comparable quarter last year. The increase in expense reflects preparation for market introduction of the Nitrofuran Delivery Catheter, including expansion of the domestic field sales force and product launch related marketing expenses.

     Marketing and selling expense increased 33% to $1,289,000 for the six months ended March 31, 1998 from $972,000 for the comparable period last year. Factors affecting the increase in expense are consistent with those described above for the current quarter, with expenses increasing progressively during the six-month period.

     RESEARCH AND DEVELOPMENT. Research and development expense increased 10% to $424,000 in the second quarter of fiscal 1998 from $385,000 for the comparable quarter last year. The increase in expense relates to development and testing costs for new production processes and equipment.

     Research and development expense decreased 9% to $723,000 for the six months ended March 31, 1998 from $797,000 for the comparable period last year. The decrease in expense relates to the completion of clinical tests for the Nitrofuran delivery catheter in early 1997.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased 13% to $388,000 in the second quarter of fiscal 1998 from $344,000 for the comparable quarter last year. The increase in expense reflects administrative support requirements related to business growth.

     General and administrative expense increased 4% to $715,000 for the six months ended March 31, 1998 from $687,000 for the comparable period last year. The six-month rate of increase reflects comparatively lower costs in the first quarter of fiscal 1998, due to deferral of hiring and other expenses pending receipt of FDA approval for the Nitrofuran Delivery Catheter.

     INTEREST INCOME AND (EXPENSE). Interest income increased by 32% to $232,000 for the second quarter of fiscal 1998 from $177,000 for the comparable quarter last year. For the six-months ended March 31, 1998, interest income increased 6% to $405,000 from $381,000 for the comparable period last year. The increase in interest income in the current fiscal year is a result of investment of proceeds from the Company's November 1997 public offering.

     Interest expense has been eliminated as of the first quarter of fiscal 1998, reflecting repayment of the $3 million convertible loan from ConvaTec, with accrued interest, on September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and marketable securities were $18,629,000 at March 31, 1998 compared with $4,639,000 at September 30, 1997.
The increase reflects the receipt of public offering proceeds of $15,887,000 in November 1997.

     The Company used a net $824,000 of cash from operating activities during the six-months ended March 31, 1998, primarily reflecting the net loss before depreciation charges and a $164,000 decrease in current liabilities. Capital expenditures of $1,049,000 were made during the six-month period, substantially all of which relate to the Company's new manufacturing facilities.

     Inventory balances at March 31, 1998 are in line with current sales trends. Accounts receivable days sales outstanding (DSO) at March 31, 1998 are somewhat improved due to increased emphasis on credit and collections. Accounts payable at March 31, 1998 are slightly lower than recent trends due to comparatively less capital expenditure activity in production facility expansion projects.

     The Company believes that its capital resources on hand at March 31, 1998, together with cash flows from future sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 1997.

BUSINESS OUTLOOK

     The following discussion, as well as certain statements in the preceding section, contain forward looking statements that involve risks and uncertainties, including market acceptance of new products, the timing of purchases by customers, the timing of clinical preference testing and product introductions, FDA review and response times, the timing and ultimate outcome of clinical tests, the scope and effect of patent opinions, as well as other risk factors listed from time to time in the Company's SEC reports, including, without limitation, the sections entitled "Business Outlook" and "Risk Factors" in the Company's Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 1997.

     The Company anticipates that sales of both branded product and private label products during the current fiscal year will be affected by several factors. Recent trends in orders for silicone Foley catheters may be partly due to recently adopted FDA regulations requiring warning labels on latex products. In addition, the Company intends to pursue a strategy of seeking additional private label agreements as a result of the Restated Agreement with ConvaTec. The Company also plans to introduce its Nitrofuran Delivery Catheter to market in May 1998. Due to the expected sales cycle for this product, involving customer review and evaluation, the company does not expect to begin receiving order for this product until later this year.

     The Company's FEMSOFT female continence insert is currently in clinical tests at eight clinical sites throughout the United States. As of April 29, 1998, the device had been tested by 123 patients. Based on the interim data from the clinical trials to date, the Company believes it will be in a position to submit a PMA (Premarket Approval) application with the FDA for the device before the end of the year. The results from the clinical trials are preliminary and there can be no assurance that such trials when completed will yield data that support the efficiency and safety of the device or that such clinical trials or continued development efforts, will not identify significant technical, manufacturing, design or other obstacles that could delay submitting PMA.

     The Company expects to experience excess capacity costs, including depreciation and amortization charges, associated with its new manufacturing facilities, which will affect margins until such time as the Company's sales volumes require a level of utilization that offsets such costs.

     The Company is aware of the possibility that some computer programs may fail or cause erroneous results due to their inability to accomodate the date 2000. The principal components of the Company's computer system have been recently purchased. The Company has been advised by its software vendors that the software purchased by the Company is year 2000 compliant, and the Company is not presently aware of any such problems. The Company plans to make additional inquiries to select vendors, and does not now know what the results of such inquiries will be.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceedings.


ITEM 2. CHANGES IN SECURITIES

        Not Applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company held its annual meeting on February 4, 1998, in Minneapolis Minnesota. The Company solicited proxies and filed its definitive proxy statement with the Commission pursuant to Regulation 14A. The matters voted upon at the meeting and the votes cast were as follows:

        (a)  Election of Directors

                        AUTHORITY               FOR         WITHHOLD
                  --------------------       ---------      --------
                  Darnell L. Boehm           4,505,645      202,550
                  Anthony J. Conway          4,505,745      202,450
                  Peter R. Conway            4,505,645      202,550
                  Philip J. Conway           4,505,745      202,450
                  Richard D. Fryar           4,505,745      202,450
                  Roger W. Schnobrich        4,505,645      202,550
                  Brian J. Wierzbinski       4,505,745      202,450

        (b)  Approval of Ernst & Young as Accountants

             For: 4,702,645       Against: 1,550       Abstain: 4,000

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits:
            10.  ConvaTec Agreement
            27.  Financial Data Schedule

       (b)  Reports on Form 8-K:

            None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Rochester Medical Corporation



Date: May 8, 1998                       By:      /s/ ANTHONY J. CONWAY
                                           -----------------------------------
                                                   Anthony J. Conway
                                                CHIEF EXECUTIVE OFFICER



Date: May 8, 1998                       By:     /s/ BRIAN J. WIERZBINSKI
                                           -------------------------------------
                                                  Brian J. Wierzbinski
                                                CHIEF FINANCIAL OFFICER

                                    EXHIBITS


                                                                        PAGE
                                                                        -----

10.17 Revised and Restated Distribution Agreement dated May 6, 1998, between the Company and E.R. Squibb & Sons, Inc. (through its ConvaTec Division).

27     Financial Data Schedule