Form 10-Q
period 1998-06-30
ROCHESTER MEDICAL CORPORATION
filed 1998-08-06
CIK 868368

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                -----------------


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


                                 (507) 533-9600
                           (Issuer's Telephone Number)


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


                  5,269,500 Common Shares as of August 5, 1998.


Total Number of Pages: 20                          Index to Exhibits on Page: 10

================================================================================

                                TABLE OF CONTENTS


                          ROCHESTER MEDICAL CORPORATION


                               REPORT ON FORM 10-Q
                                FOR QUARTER ENDED
                                  JUNE 30, 1998


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

   Balance Sheets -- June 30, 1998 and September 30, 1997 .................   3

   Statements of Operations -- Three months ended June 30, 1998 and 1997;
    Nine months ended June 30, 1998 and 1997 ..............................   4

   Statements of Cash Flows -- Nine months ended June 30, 1998 and 1997 ...   5

   Notes to the Financial Statements ......................................   6

 Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations ...........................   7

PART II. OTHER INFORMATION ................................................  10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                          ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS

                                                                 JUNE 30,        SEPTEMBER 30,
                                                                   1998              1997
                                                               ------------      ------------
                                     ASSETS
CURRENT ASSETS:
 Cash and Cash Equivalents ................................    $  3,814,591      $  1,191,428
 Marketable Securities ....................................      13,837,486         3,447,461
 Accounts Receivable ......................................       1,754,548         1,967,194
 Inventories ..............................................       2,022,349         1,653,733
 Prepaid Expenses And Other Assets ........................         290,329           253,785
                                                               ------------      ------------
  TOTAL CURRENT ASSETS ....................................      21,719,303         8,513,601

PROPERTY AND EQUIPMENT
 Land and Buildings .......................................       5,361,926         2,438,826
 Equipment and Fixtures ...................................       8,035,558         9,186,588
                                                               ------------      ------------
                                                                 13,397,483        11,625,414
 Less: Accumulated Depreciation ...........................      (2,347,159)       (1,855,980)
                                                               ------------      ------------
  TOTAL PROPERTY AND EQUIPMENT ............................      11,050,324         9,769,434

INTANGIBLE ASSETS
 Patents, Less Accumulated Amortization ...................         268,213           330,338
                                                               ------------      ------------
TOTAL ASSETS ..............................................    $ 33,037,840      $ 18,613,373
                                                               ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts Payable .........................................    $    577,568      $    457,565
 Accrued Expenses .........................................         979,632           974,835
                                                               ------------      ------------
  TOTAL CURRENT LIABILITIES ...............................       1,557,200         1,432,400

SHAREHOLDERS' EQUITY
 Common Stock, no par value:
  Authorized -- 20,000,000 Issued and Outstanding Shares --
   5,269,500 -- June, 1998 and 4,133,500 -- Sept. 1997 ....      40,692,202        24,697,199
 Accumulated Deficit ......................................      (9,211,562)       (7,516,226)
                                                               ------------      ------------
  TOTAL SHAREHOLDERS' EQUITY ..............................      31,480,640        17,180,973
                                                               ------------      ------------
 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY .................    $ 33,037,840      $ 18,613,373
                                                               ============      ============

Note -- The Balance Sheet at September 30, 1997 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                         --------------------------      ----------------------------
                                            1998            1997             1998              1997
                                         ----------      ----------      -----------      -----------
NET SALES ...........................    $2,488,842      $2,019,752      $ 6,766,812      $ 5,491,128
COST OF SALES .......................     1,744,229       1,287,362        4,668,609        3,469,325
                                         ----------      ----------      -----------      -----------
GROSS PROFIT ........................       744,613         732,390        2,098,203        2,021,803

COSTS AND EXPENSES:
 Marketing and Selling ..............       951,475         589,654        2,239,826        1,562,267
 Research and Development ...........       339,370         344,594        1,061,840        1,144,230
 General and Administrative .........       407,613         411,820        1,122,658        1,099,312
                                         ----------      ----------      -----------      -----------
   TOTAL OPERATING EXPENSES .........     1,698,458       1,346,068        4,424,324        3,805,809
                                         ----------      ----------      -----------      -----------
LOSS FROM OPERATIONS ................      (953,845)       (613,678)      (2,326,121)      (1,784,006)

OTHER INCOME (EXPENSE):
 Interest Income ....................       226,344         150,022          630,786          530,935
 Interest Expense ...................                       (71,338)                         (213,750)
                                         ----------      ----------      -----------      -----------
   TOTAL OTHER INCOME (EXP) .........       226,344          78,684          630,786          317,185
                                         ----------      ----------      -----------      -----------
NET LOSS ............................    $ (727,501)     $ (534,994)     $(1,695,335)     $(1,466,821)
                                         ==========      ==========      ===========      ===========
NET LOSS PER COMMON SHARE
 (Basic and Diluted) ................    $    (0.14)     $    (0.13)     $     (0.33)     $     (0.36)
                                         ==========      ==========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING ..........     5,264,489       4,133,500        5,097,255        4,130,900
                                         ==========      ==========      ===========      ===========

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                      JUNE 30,
                                                           -------------------------------
                                                               1998               1997
                                                           ------------       ------------
OPERATING ACTIVITIES
Net Loss ...............................................   $ (1,695,335)      $ (1,466,821)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization ........................        587,293            405,069
  Changes in assets and liabilities:
    Accounts Receivable ................................        212,646            233,993
    Inventories ........................................       (368,616)          (334,764)
    Other Current Assets ...............................        (36,543)          (136,510)
    Accounts Payable ...................................        120,003           (233,786)
    Other Current Liabilities ..........................          4,797            455,371
                                                           ------------       ------------
      NET CASH (USED IN) OPERATING ACTIVITIES ..........     (1,175,755)        (1,077,448)

INVESTING ACTIVITY
  Capital expenditures .................................     (1,772,069)        (5,478,992)
  Patents ..............................................        (33,991)           (57,972)
  Sale (Purchase) of Marketable Securities .............    (10,390,025)         1,672,049
                                                           ------------       ------------
      NET CASH (USED IN) INVESTING ACTIVITIES ..........   (12,196,085)        (3,864,915)

FINANCING ACTIVITIES
  Interest Expense Added To Note Payable ...............             --            213,750
  Proceeds from Sale of Common Stock ...................     15,995,003             48,287
                                                           ------------       ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ........     15,995,003            262,037
                                                           ------------       ------------
(DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS ......................................      2,623,163         (4,680,326)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD ...................................      1,191,428          8,394,607
                                                           ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $  3,814,591       $  3,714,281
                                                           ============       ============

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.


NOTE B -- EARNINGS (LOSS) PER SHARE

     The company has adopted Financial Accounting Standards Board Statement No. 128, Earnings Per Share. This Statement replaces previously reported primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible debt. Diluted EPS is very similar to the previously reported fully diluted EPS. For the nine-month periods ended June 30, 1998 and 1997, there is no difference between basic and diluted net loss per share or between basic and net loss per share as previously reported. Common equivalent shares from stock options and convertible debt are excluded as their effects are antidilutive.

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

     Since receiving FDA marketing approval for the Release NF(TM) catheter in January 1998, the Company has been engaged in market introduction activities domestically and in pursuing regulatory approvals, including CE mark, for introduction into overseas markets. Following initial presentation of the Release NF catheter at a series of medical trade shows and conventions in May and June of this year, the Company has focused its selling efforts on negotiating contracts with group purchasing organizations (GPOs) and on securing product evaluations in medical institutions. These activities are generally considered prerequisites to a broad introduction of a new medical product into the acute care market. Typically, the selling process includes (i) making the product available under group contract, (ii) introducing the product directly at medical institutions to secure an evaluation, (iii) gaining acceptance of the product by an institution's product review committee based on successful trial and evaluation, and (iv) securing product orders. The Company believes the Release NF catheter will be undergoing product evaluations at a number of medical institutions in the coming months. The Company believes the interest expressed by GPOs and hospitals results from the long-standing professional acceptance of nitrofurazone as a medically effective anti-bacterial agent, from the FDA-required clinical study which showed that the nitrofurazone impregnated Release NF catheter significantly reduced the number of hospital acquired bacterial urinary infections, and from a number of recent medical publications which quantify the substantial infection related costs of catheterization.

     The Company's clinical study of its FEMSOFT(TM) female continence insert continued during the quarter at eight clinical sites throughout the US. The Company is encouraged by results of the study to date, and expects to file a Premarket Approval application ("PMA") with the FDA later this year. Interim study results are scheduled for presentation at the 1998 American Urogynecologic Society Annual Meeting to be held in Washington D.C. later this year.

     As previously announced, the Company filled a key management position with employment of a new Vice President of Marketing and Sales who will oversee the Company's marketing and sales activities.

RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       JUNE 30                   JUNE 30
                                               -----------------------   -----------------------
                                                  1998         1997         1998         1997
                                               ----------   ----------   ----------   ----------
     Net Sales:
      Private Label ........................        80%          75%          76%          78%
      Rochester Medical Brand ..............        20%          25%          24%          22%
                                                    --           --           --           --
       Total Net Sales .....................       100%         100%         100%         100%
     Cost of Sales .........................        70%          64%          69%          63%
                                                   ---          ---          ---          ---
     Gross Margin ..........................        30%          36%          31%          37%

     Operating Expenses:
      Marketing and Selling ................        38%          29%          33%          28%
      Research and Development .............        14%          17%          16%          21%
      General and Administrative ...........        16%          20%          17%          20%
                                                   ---          ---          ---          ---
       Total Operating Expenses ............        68%          67%          65%          69%
     Loss From Operations ..................       (38%)        (30%)        (34%)        (32%)
     Interest Income (Expense) Net .........         9%           4%           9%           6%
                                                   ---          ---          ---          ---
       Net Loss ............................       (29%)        (26%)        (25%)        (27%)
                                                   ===          ===          ===          ===

THREE MONTH AND NINE MONTH PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997

     NET SALES. Net sales increased 23% to $2,489,000 for the third quarter of fiscal 1998 from $2,020,000 for the comparable quarter last year. Sales to private label customers increased 32% over last year, primarily reflecting stronger order volumes for Foley catheters due to increasing market demand for non-latex catheters. Sales of Rochester Medical brand products were at comparable levels with last year. Branded product sales growth of 33% in the domestic market was offset by a decrease in international sales for the quarter. The domestic growth rate in branded product sales was slowed somewhat by the concentration of sales resources and efforts on the introduction of Release NF anti-infection catheter. The decrease in international branded product sales reflects typical fluctuations in international customer order patterns, which ordinarily entail larger orders placed less frequently, and a temporary decrease in selling activities due to a sales position vacancy.

     Net sales increased 23% to $6,767,000 for the nine months ended June 30, 1998, from $5,491,000 for the comparable period last year. Sales growth rates for branded products and private label products during the nine-month period were 33% and 20%, respectively.

     GROSS MARGIN. The Company's gross margin was 30% for the third quarter of fiscal 1998 compared with 36% for the same quarter last year. The gross margin rate has been impacted by expansion of production facilities including capacity charges associated with the new liquid encapsulation production line and new male external catheter production line, by increased support operations, by a shift in product mix, and by production wage rates.

     The Company's gross margin was 31% for the nine months ended June 30, 1998 compared with 37% for the same period last year. Factors affecting margins during the current nine-month period are consistent with those described above for the current quarter.

     MARKETING AND SELLING. Marketing and selling expense increased 61% to $951,000 for the third quarter of fiscal 1998 from $590,000 for the comparable quarter last year. The increase is due primarily to market introduction costs for the Release NF catheter, expansion of the domestic field sales force and hiring costs associated with the new Vice President of Marketing and Sales.

     Marketing and selling expense increased 43% to $2,240,000 for the nine months ended June 30, 1998 from $1,562,000 for the comparable period last year. The primary factors affecting the expense increase for the nine-month period are consistent with those described above for the current quarter.

     RESEARCH AND DEVELOPMENT. Research and development expense remained relatively constant for the third quarter of fiscal 1998 compared to the same quarter last year. The primary activity affecting research and development expense levels is the ongoing clinical testing for the FEMSOFT insert.

     Research and development expense decreased 7% to $1,062,000 for the nine months ended June 30, 1998 from $1,144,000 for the comparable period last year. The decrease in expense relates to the completion of clinical tests for the Release NF catheter in early 1997.

     GENERAL AND ADMINISTRATIVE. General and administrative expense decreased 1% to $408,000 in the third quarter of fiscal 1998 from $412,000 for the comparable quarter last year. The expense level for the quarter reflects administrative infrastructure and support requirements commensurate with the current business operations.

     General and administrative expense increased 2% to $1,123,000 for the nine months ended June 30, 1998 from $1,099,000 for the comparable period last year. The stable trend in administrative expense levels reflects the Company's efforts to contain administrative costs in the current year.

     INTEREST INCOME AND (EXPENSE). Interest income increased to $226,000 for the third quarter of fiscal 1998 from $150,000 for the comparable quarter last year. For the nine months ended June 30, 1998, interest income increased to $631,000 from $531,000 for the comparable period last year. The increase in interest income in the current fiscal year is a result of investment of net proceeds from the Company's public stock offering, completed in November, 1997.

     Interest expense has been eliminated for the three and nine-month periods ended June 30, 1998 due to repayment of the $3 million convertible loan from ConvaTec, with accrued interest, on September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and marketable securities were $17,652,000 at June 30, 1998 compared with $4,639,000 at September 30, 1997. The increase of $13,013,000 primarily reflects the receipt of $15,887,000 in net proceeds from the public offering completed in November 1997.

     The Company used a net $1,175,000 of cash from operating activities during the nine months ended June 30, 1998, primarily reflecting the net loss before non-cash depreciation charges. Capital expenditures of $1,772,000 were made during the nine month period, substantially all of which relate to completion of the Company's production facilities expansion.

     Accounts receivable at June 30, 1998 decreased 11% to $1,755,000 during the current nine-month period as a result of increased emphasis on credit and collections. Inventories increased 22% to $2,022,000 as compared with September 30, 1997 reflecting inventory purchases commensurate with increasing sales volumes. Changes in other asset and liability balances relate to timing of expense recognition and reflect normal operating activities.

     The Company believes that its capital resources on hand at June 30, 1998, together with cash flows from future sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 1997.

BUSINESS OUTLOOK

     The following discussion, as well as the discussion elsewhere in this document, including the "Introduction," contains forward looking statements that involve risks and uncertainties, including the results of product evaluations, the securing of GPO contract participation, the timing of purchases by customers, manufacturing capacities for both current products and new products, the timing of clinical preference testing and product introductions, FDA review and response times, the timing and ultimate outcome of clinical tests, the scope and effect of patent opinions, as well as other risk factors listed from time to time in the Company's SEC reports and filings, including, without limitation, the sections entitled "Business Outlook" and "Risk Factors" in the Company's Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 1997.

     The Company has begun to benefit from the recent and growing market preference for non-latex products. New FDA labeling regulations that become mandatory in September 1998 require that latex products contain a warning label as to the inherent risks associated with latex product use. In light of these inherent risks, many customers and medical institutions are now seeking non-latex alternatives such as those the Company offers.

     The Company intends to continue expanding its domestic field force for branded products and to further develop its international branded product sales activities. Since revising its agreement with ConvaTec in May of this year, the Company has begun marketing efforts to expand its base of customers in major international markets now accessible to the Company for new private label customers. Mentor Corporation, one of the Company's largest private label customers, has recently advised the Company of its intention to manufacture its own silicone male external catheters under a royalty-free license it holds from the Company. The Company is unable to predict when Mentor might begin such manufacturing operations, or the effect, if any on future sales to Mentor. There can be no assurances that the Company will be able to expand its base of private label customers or will continue selling catheters to Mentor.

     The Company has increased its Foley catheter production rate during the current quarter with the addition of peripheral manufacturing equipment and the expansion of its production work force. This capacity increase was undertaken in response to an increase in order volumes for the Company's silicone Foley catheters, as well as in anticipation of manufacturing capacity requirements for the Release NF catheter. Aside from the Foley catheter production facility, the Company expects to experience excess capacity costs, including depreciation charges, associated with its other new manufacturing facilities, which will affect margins until such time as sales volumes provide a level of utilization to absorb these costs.

     The Company is aware of the possibility that some computer programs may fail or cause erroneous results due to their inability to accommodate year 2000 processing requirements. The Company's operations are supported exclusively by purchased software. The Company has been advised by its software vendors that such software is fully compliant with year 2000 requirements. The Company plans to make additional inquiries to certain of its key vendors, and does not now know what the results of such inquiries will be. The Company intends to continue to monitor year 2000 compliance matters.


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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            10.18 Employment Agreement dated July 6, 1998 between the Company and Randy C. Dennis.

            27    Financial Data Schedule

        (b) Reports on Form 8-K:

            None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Rochester Medical Corporation



Date: August 6, 1998                    By:       /s/ ANTHONY J. CONWAY
                                           ------------------------------------
                                                    Anthony J. Conway
                                                 CHIEF EXECUTIVE OFFICER



Date: August 6, 1998                    By:     /s/ BRIAN J. WIERZBINSKI
                                           ------------------------------------
                                                  Brian J. Wierzbinski
                                                CHIEF FINANCIAL OFFICER

                                    EXHIBITS

                                                                           PAGE
                                                                           ----

10.18  Employment Agreement dated July 6, 1998, between the Company and     12
       Randy C. Dennis.

27     Financial Data Schedule                                              21