Form 10-K
period 1998-09-30
ROCHESTER MEDICAL CORPORATION
filed 1998-12-18
CIK 868368

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1998

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


                        Telephone Number: (507) 533-9600


        Securities Registered pursuant to Section 12(b) of the Act: None


           Securities Registered Pursuant to Section 12(g) of the Act:


                         COMMON STOCK WITHOUT PAR VALUE

                                -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The issuer's revenues for its most recent fiscal year were $9,518,000.

The aggregate market value of voting stock held by non-affiliates based upon the closing NASDAQ sale price on December 4, 1998 was $56,940,650.

Number of shares outstanding on December 4, 1998 was 5,321,000 Common Shares.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for its February 4, 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.


================================================================================

                                     PART I


ITEM 1. BUSINESS

OVERVIEW

     Rochester Medical Corporation (the "Company") was incorporated in Minnesota in April, 1988. The Company develops, manufactures and markets a broad line of innovative, technologically enhanced latex-free urinary continence care products to the home care and acute care (hospital) markets.

     The Company's home care products include a line of male external catheters for the management of male incontinence and line of intermittent catheters for the management of male and female urinary retention. The Company has developed, and is conducting clinical trials of its advanced FEMSOFT(R) female continence insert, a soft, liquid-filled, conformable urethral insert, a new product for managing female incontinence. The Company's hospital products include a line of standard Foley catheters and the advanced RELEASE NF (TM) antibacterial Foley catheter for the prevention of hospital acquired urinary tract bacterial infection ("UTI"). The Company utilizes its proprietary, patented technology for the manufacture of its currently marketed devices, and continues to research and develop new products based on its technology.

     The Company markets its standard and advanced products under its own ROCHESTER MEDICAL(R) brand through a field sales force and international distributors. The Company markets its standard products through private label distribution agreements under brands owned by its private label customers. The Company supplies various of its standard products under such arrangements to the ConvaTec division of E.R. Squibb & Sons, Inc., a subsidiary of Bristol-Myers Squibb Company ("ConvaTec"), Hollister, Incorporated ("Hollister") and Mentor Corporation ("Mentor"), as well as to a number of other private label customers.

     During the fiscal year ended September 30, 1998, the Company increased its marketing and sales activities; revised its marketing arrangement with ConvaTec; obtained marketing approval for, and began marketing, its RELEASE NF antibacterial Foley catheter; continued clinical testing of the FEMSOFT insert in preparation for FDA and CE mark submissions; completed construction and installation of new manufacturing capacities; and expanded administrative infrastructure necessary to support its increasing activities.

THE CONTINENCE CARE MARKET

     URINARY SYSTEM AND CONTINENCE CARE. In a normally functioning urinary system, the kidneys filter waste products from the circulatory system, creating urine to remove the waste. Urine drains from the kidneys into the bladder, which serves as a reservoir until emptied through urination. Urinary continence, or the appropriate storage and release of urine, is controlled by the bladder neck and the urinary sphincter, which surrounds the bladder neck and urethra, acting together as a valve. As the bladder fills, the bladder is relaxed while the urinary sphincter contracts to prevent urination. During urination, the urinary sphincter relaxes as the bladder contracts to evacuate urine through the bladder neck and urethra. Urinary dysfunction may result from a malfunction of any part of the system. Urinary continence care involves both the treatment and management of urinary dysfunction and the temporary management of a normally functioning urinary system during surgery, post-operative recovery and other forms of acute care.

     URINARY DYSFUNCTION; INCONTINENCE; RETENTION. Urinary dysfunction affects approximately 11 million women and two million men in the United States. Urinary dysfunction can be characterized as either incontinence or retention. Urinary incontinence is the inability to control one's urinary function, leading to involuntary and frequent urine leakage from the bladder. Urinary incontinence may result from one or more conditions: weakened pelvic muscles; pelvic organic prolapse; tumors or other cancers and cancer treatments; prostate surgery; pelvic trauma; spinal cord damage; and medications. Urinary retention is the inability to voluntarily, spontaneously and completely empty one's bladder, preventing urine flow even though the bladder continues to fill.

Urinary retention is commonly caused by neurogenic bladder, an inability of the bladder to contract in a normal manner to initiate voiding, and urinary tract obstruction, a blockage of the bladder neck or urethra which prevents the normal passage of urine. Neurogenic bladder is often a result of spinal cord injury, diabetes, Parkinson's Disease, multiple sclerosis and other nervous system trauma. Urinary retention patients often experience a combination of incontinence and retention.

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

     CURRENT TREATMENTS FOR AND MANAGEMENT OF URINARY DYSFUNCTION. Approximately $15 billion is spent annually in the United States for the medical treatment and management of urinary dysfunction. Of this amount, the Company estimates that $3 billion is spent annually on management products and devices and the remainder is spent on institutionalization and medical treatments, including surgery, pharmaceuticals and behavior therapies. To date, available medical treatments and management products have had limited success in incontinence management.

URINARY CONTINENCE CARE DEVICES

     MALE EXTERNAL CATHETERS. Male external catheters are disposable devices for the management of male incontinence. The male external catheter consists of a condom-like sheath that tapers into a cone and funnel. The sheath is unrolled upon the penis and adheres by means of an adhesive, either contained as a part of the wall of the sheath ("self-adhering") or provided by a separate strip of adhesive tape ("tape-on"). The male external catheter drains through an attached tube into a leg bag which is periodically emptied. Typically, the male external catheter is removed and discarded daily. Male external catheters are designed to be self-administered. These catheters are used primarily in home care settings and long-term care facilities. Potential drawbacks of male external catheters are leakage, skin irritation, inconvenience and reduced mobility. The Company believes that approximately 75% of male external catheters sold worldwide are made of latex, which results in many of the disadvantages associated with latex products described below.

     URETHRAL INSERTS AND BLADDER NECK SUPPORT PROSTHESES. The bladder neck and urethra are delicate structures of mucous membranes and muscle that manage the flow of fluids from the body. The urethra is a narrow, ribbon shaped canal, which in females gradually twists and curves slightly from the bladder neck to the exterior opening. As a result of the urethra's structure and sensitive tissues, any rigid, nonconformable device that is inserted into the urethra has the potential to distort the urethra's shape, cause muscle erosion and irritate or damage the urethral tissues and make them more susceptible to infection. Recently, bladder neck support prostheses for female stress incontinence have been introduced to the market. Bladder neck support prostheses manage incontinence by lifting the bladder neck and urethra through pressure applied from the device in the vaginal cavity. Urethral inserts occlude the female urethra to manage incontinence. One urethral insert consisting of a relatively rigid, nonconformable material was introduced into, and later withdrawn from the market.

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

     URINE DRAINAGE MANAGEMENT. During surgery, post-operative recovery and certain other acute care settings, it is often necessary for medical professionals to monitor the flow of urine, and manage the urinary functions, of patients with normally functioning urinary systems. Typically, urine drainage management is accomplished by placing a Foley catheter in these patients. HHS has reported estimates that as many as one out of four hospital patients in acute care settings undergoes a short-term Foley catheterization. The Company believes over 90% of such patients require a Foley catheter for seven days or less. Foley catheters are also used on a limited basis to manage urinary dysfunction. The United States Department of Health and Human Services ("HHS") has reported that more than 100,000 residents in nursing homes in the United States have long-term Foley catheters in place to manage urinary dysfunction. The Company estimates that sales of Foley catheters and related accessories in the United States are currently approximately $240 million per year.

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

     The regular use of Foley catheterization for urinary drainage management is associated with hospital acquired UTI. Hospital acquired UTI is primarily caused by bacteria that migrate through the urethra into the bladder along the outside of the catheter. The Company and other industry sources estimate that 10% to 30% of patients who receive Foley catheters while in hospital develop UTI as a direct result of catheterization. Hospitals have reported that cases of hospital acquired UTI account for 1,000,000 infections each year, and represent 40% of all hospital-acquired infections. Hospital acquired UTI prolongs patients' recovery time and increases mortality risk. The cost of treating these infections is estimated at approximately $1 billion annually in the United States. The Center for Disease Control (CDC) estimates an average $680 of direct costs to treat each incident of hospital acquired UTI, a cost which is several magnitudes greater than the cost of a Foley catheter. Moreover, increases in the number of multi drug resistant (MDR) strains of bacteria and the incidence of MDR strains of hospital acquired UTI are growing causes of concern among physicians and hospital infection control specialists and can result in severe complications, substantially increased costs and increased patient morbidity and mortality during recovery from common hospital procedures.

     The Company believes that approximately 90% of the Foley catheters sold worldwide are made of latex. Although latex has certain attractive physical characteristics and cost advantages, latex contains natural proteins and allergens that may irritate and damage the surrounding tissue. Latex catheters may be less comfortable to use than synthetic catheters because crystals of urine salt can form more easily on the surface of latex catheters. These crystals can make withdrawal of latex catheters cause painful tissue trauma, and can also result in the development of permanent strictures (scar tissue) inside the urethra. Healthcare providers now recognize that latex can also cause allergic reactions that may be life-threatening for some patients. Concerns about latex allergies among healthcare workers and the general population have also increased in recent years, and latex-related law suits have been brought by health care workers and patients against manufacturers and hospitals. It has been reported that 10% to 15% of healthcare workers are sensitive to latex healthcare products. As a result, healthcare institutions are increasingly attempting to limit their workers' exposure to latex, and some are establishing entirely latex-free operating rooms.

     New FDA rules now require labeling of latex medical devices to warn of possible allergic reactions. The rules require that all medical devices containing natural rubber latex be labeled with the warning, "Caution: This Product Contains Natural Rubber Latex Which May Cause Allergic Reactions." The new rules also require deletion of labeling claims stating that latex medical devices are hypoallergenic.

ROCHESTER MEDICAL SOLUTIONS

     The Company develops, manufactures and markets a broad line of innovative, technologically enhanced latex-free urinary continence care products to the home care and hospital markets. All of the Company's products are designed to improve the quality of continence care by providing improved medical outcomes on a cost effective basis. The Company's technologically advanced products (RELEASE NF catheter and FEMSOFT insert) are designed to provide clinically and commercially attractive solutions to the limitations of current continence care products. The Company believes that its proprietary manufacturing technologies, including its liquid encapsulation techniques, automated production processes and synthetic materials know-how, enable the Company to manufacture products with innovative designs and features that may provide improved medical outcomes, improved patient satisfaction, elimination of risk of allergic reactions to latex, ease of use, cost effectiveness and consistent quality.

PRODUCTS AND PRODUCTS IN DEVELOPMENT

     The Company has the following disposable, latex-free continence care devices that are currently marketed or in development for urinary dysfunction and urine drainage management:

          PRODUCT                              APPLICATIONS                        CLASS
--------------------------   -----------------------------------------------   -------------
CURRENT PRODUCTS
                                                HOME CARE

 Male external catheters     Management of male incontinence                   Standard (1)

 PERSONAL CATHETER(TM)       Intermittent self-catheterization for urine       Standard (1)
                             retention management

                                              HOSPITAL CARE

 RELEASE NF catheter         Reduction of hospital acquired UTI in surgery     Advanced (2)
                             and post-operative recovery urine drainage
                             management

 Foley catheters             Surgery and post-operative recovery urine         Standard (1)
                             drainage management

PRODUCTS IN DEVELOPMENT

                                                HOME CARE

 FEMSOFT insert              Female incontinence management                    Advanced (2)

                                        HOME CARE OR HOSPITAL CARE

 Other                       Surgery and post-operative recovery; urine        Standard (1)
                             drainage management; female and male                   or
                             incontinence management                           Advanced (2)

--------------------
1.   Offers enhanced features over functionally equivalent competitive products.

2. Offers advanced features that the Company believes are not available in commercially marketed competitive products.

HOME CARE PRODUCTS

     MALE EXTERNAL CATHETERS. The Company manufactures and markets three types of silicone male external catheters: the ULTRAFLEX(R), "POP-ON"(R) and WIDE-BAND(R) catheters. The ULTRAFLEX catheter has adhesive positioned midway down a standard length catheter sheath. The "Pop-On" catheter has a sheath that is shorter than that of a standard male external catheter and has adhesive applied to the full length of the sheath. It is designed to accommodate patients who have retracted penises or other physical impediments to using standard length male external catheters. In addition, the Company believes the "POP-ON" catheter may be used as an alternative to standard length catheters.

     The Company's WIDE-BAND self-adhering male external catheter, which is of standard length, has an adhesive band which extends over the full length of the sheath, providing approximately 70% more adhesive coverage than other male external catheters currently marketed. The WIDE-BAND catheter is designed to reduce the adhesive failure and resulting leakage that may occur with male external catheters due to normal activities, which is a common complaint among users of male external catheters.

     All of the Company's male external catheters are produced in five sizes for better patient fit. The Company's silicone male external catheters have advantages compared both to latex catheters and to other non-latex catheters. Silicone is a non-toxic, biocompatible and hypoallergenic material that eliminates the risks of latex-related skin irritation. Silicone catheters are also odor free and have greater gas permeability than catheters made from other materials, including latex. Gas permeability reduces skin irritation and damage from catheter use and thereby increases patient comfort. Unlike latex male external catheters, the Company's silicone catheters are transparent, permitting visual skin inspection without removal of the catheters and aiding proper placement of the catheters. The Company's catheters also have a kink-proof funnel design to ensure uninterrupted urine flow. The self-adhering technology of the Company's catheters eases application of the catheters and provides a strong bond to the skin for greater patient confidence and prolonged wear. Finally, unlike the processes used by manufacturers of competitive catheters, the Company's proprietary manufacturing processes enable it to manufacture its "POP-ON" catheter with sufficient adhesive strength in a shorter sheath, and enable it to manufacture its WIDE-BAND catheter with an adhesive band extending the length of the sheath, thereby significantly increasing adhesive coverage.

     The Company sells silicone male external catheters under the ROCHESTER MEDICAL brand and to private label customers. The WIDE-BAND male external catheter is currently sold only under the ROCHESTER MEDICAL brand.

     The Company also manufactures and sells male external catheters made from a proprietary non-latex, non-silicone material to certain private label customers. Certain of these catheters use the same self-adhesive technology as the Company's silicone male external catheters. Like the silicone male external catheters, these non-silicone catheters eliminate the risk of latex reactions and latex-related skin irritations. The non-silicone catheters also are odor free.

     PERSONAL CATHETER(TM). The Company's PERSONAL CATHETER is a disposable intermittent catheter manufactured from two different silicones, with a stiff core catheter tube and a softer outer cover. This construction provides sufficient stiffness for ease of insertion, while the softer cover is designed to reduce tissue irritation during insertion. Most competitive intermittent catheters are made from thermoplastics, which become stiffer when cool and more flexible when warm, and which also tend to deform if bent for any length of time as when carried in a purse or pocket. The PERSONAL CATHETER is not sensitive to normal temperature variations and does not deform if bent for storage. The Company produces the PERSONAL CATHETER in three lengths and multiple diameters. The Company markets PERSONAL CATHETER under the ROCHESTER MEDICAL brand.

     FEMSOFT INSERT. The FEMSOFT insert is a disposable device currently in clinical trials for the management of stress incontinence in active women. It is a soft, conformable urethral insert that assists the female urethra and bladder neck to control the involuntary loss of urine. The device can be simply inserted, worn and removed for voiding by most women. It requires no inflation, deflation, syringes or valving mechanisms.

     The FEMSOFT insert consists of a small cylindrical, liquid-filled silicone membrane, approximately two inches in length. The membrane has a bulb-shaped portion near the tip and an oval-shaped tab at the end that remains outside the urethra. The tip of the device is inserted into the urethra by use of a disposable applicator which resides in a central tube extending the length of the device. As the device is inserted, the pressure from the urethra compresses the bulb causing the liquid to move toward the external end of the device. When the bulb portion enters the bladder, the pressure exerted by the urethra causes the liquid to refill the bulb portion, which seats the device in the bladder neck and urethra. The user removes and discards the disposable applicator, allowing the urethra to resume its natural curve and shape. The silicone tab of the insert remains outside the urethra after insertion. When a user needs to void, the tab is pulled to remove the insert; the device is discarded and another inserted.

     The FEMSOFT insert is designed such that incidental pressures on the bladder caused by normal activity, which are typically the immediate causes of stress incontinence, improve the seal created by the device in the bladder neck, thereby helping to prevent leakage. Steady pressure from a contracting bladder, however, as during voluntary urination, will compress the bulb and expel the device. These features also provide for ease of use, while at the same time minimizing the possibility of harm in persons who may be unable to otherwise remove the device due to injury or loss of consciousness.

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

     The FEMSOFT insert requires PMA approval by the FDA before it may be marketed commercially. A Company funded clinical trial of the FEMSOFT insert, which began in February 1997, is being conducted at eight sites in the United States under an Investigational Device Exemption ("IDE") application approved by the FDA. The clinical trial protocol contemplates 150 patients, each studied over a 12 month period. All required patients are enrolled in the trials. Interim clinical trial results covering 148 patients, were reported at the November 1998 Annual Meeting of the American Urogynecologic Society in Washington D.C,. and, according to a principal investigator, indicate that the device is effective with minimal adverse events. The Company intends to continue the trials to conclusion, and to conduct the long term follow-up study which is a typical requirement following the granting of a PMA application for a new device. Over 80% of the patients who have already completed the 12 month trial have enrolled in the long term follow-up study.

     In November 1998, the Company met with FDA staff members for a PMA presubmission conference concerning the sufficiency of these interim clinical data to support a PMA filing. Although the Company believes that the results of the presubmission meeting were satisfactory and intends in the near future to submit its PMA application based on the interim clinical data, the process for obtaining FDA approval is unpredictable and often lengthy, and there can be no assurance that the FDA will grant approval in a timely manner, if at all. Concurrently with its PMA submission, the Company intends to apply for CE mark certification; as to the eventual receipt of which, no assurance can either be given. Even if regulatory approval is obtained, there can be no assurance that the FEMSOFT insert will perform as designed or will be successfully marketed.

HOSPITAL PRODUCTS

     RELEASE NF CATHETER The Company's RELEASE NF catheter is a silicone Foley catheter that incorporates all of the advantages of the Company's silicone Foley catheters (as described below) and has been designed to reduce the incidence of hospital acquired UTI. Using patented technology, the RELEASE NF catheter incorporates nitrofurazone, long recognized as an effective broad-spectrum antibacterial agent, into the structure of the catheter permitting sustained release of a controlled dosage directly into the urinary tract to prevent the onset of infection. The RELEASE NF catheter received marketing approval from the FDA in January 1998 pursuant to a 510(k) submission.

     The RELEASE NF catheter was evaluated in a prospective, randomized, double-blinded clinical trial at the University of Wisconsin which evaluated 344 patients in acute care, intensive care and surgical settings. The clinical trial, which was funded by the Company, demonstrated that use of the RELEASE NF catheter yielded a six-fold reduction in the incidence of hospital acquired UTI compared to use of a silicone, non-medicated Foley catheter in patients who were catheterized for one to five days, a period that is typical of approximately 90% of all hospital Foley catheterizations. The RELEASE NF catheter was well-tolerated by the patients using it, and no complications or attributable side-effects or systemic absorption of nitrofurazone were observed. The clinical study was designed and carried out by Dennis G. Maki, M.D., Professor of Medicine and Head of the Section of Infectious Diseases in the Department of Medicine of the University of Wisconsin Medical School, and Hospital Epidemiologist.

     Nitrofurazone, which has been used as a broad spectrum antibacterial agent for over 40 years, is effective against both gram-positive and gram-negative bacteria. Laboratory tests of the RELEASE NF catheter, which were funded by the Company, have shown it to be broadly active against many of the types of multi drug resistant (MDR) bacteria, that are associated with hospital acquired UTI caused by Foley catheterization. MDR bacterial infections are a serious medical complication and pose a serious infection control problem. Hospitalized patients who become infected with MDR bacteria can face severe, even fatal complications. Besides their own serious condition, however, they also become reservoirs for the spread of such infections and a medium for the mutation of new antibiotic resistant strains. The laboratory tests of the RELEASE NF catheter against MDR bacteria strains were conducted at the VA Medical Center, Minneapolis, Minnesota, by Dr. James R. Johnson, Associate Professor, University of Minnesota Department of Medicine. A total of 80 clinical isolates, derived primarily from the urine of infected patients, were tested in vitro against RELEASE NF catheter sections and control catheter sections. The tests included both the antibiotic susceptible and the MDR strains of the same species. The tests showed the RELEASE NF catheter sections to be effective against five of six species of MRD bacteria, and against all six of the their antibiotic susceptible strains. Nitrofurazone, an active ingredient of the catheter, is a chemosynthetic substance that kills bacteria by inhibiting a broad range of bacterial enzymes, particularly those involved in both the aerobic and anaerobic degradation of glucose and pyruvate. This inhibition process is different from the mechanisms of the organically derived antibiotics that are typically administered systemically for the treatment and control of hospital acquired UTI.

     FOLEY CATHETERS. The Company offers Foley catheters in a standard two lumen version and in a three lumen version for irrigation of the urinary tract. These Foley catheters are available in all standard adult and pediatric sizes as well as in specialized pediatric sizes. All of the Company's silicone Foley catheters eliminate the risk of the allergic reactions and tissue irritation and damage associated with latex Foley catheters. The Company's Foley catheters are transparent which enables healthcare professionals to observe urine flow. The Company's standard Foley catheters also feature solid, rounded tips for ease of insertion and smooth, proportional eyes for ease of insertion and maximum drainage. Unlike the manufacturing processes used by producers of competing silicone Foley catheters, in which the balloon portion is formed by hand in a separate procedure involving gluing and burnishing, the Company's automated manufacturing processes allow the Company to integrate the balloon into the structure of the Foley catheter, resulting in a smoother, more uniform exterior that may help reduce irritation to urinary tissue.

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

OTHER PRODUCTS IN DEVELOPMENT

     The Company has developed, and is continuing to develop, other home care and hospital care continence products, including its female catheter, its female valved catheter and its COMFORT SLEEVE(R) Foley catheter, that utilize the Company's patented technology to provide enhanced standard features or advanced functional designs. These products are in various stages of development and commercialization, including certain products for which the Company has already obtained FDA marketing approval. The Company intends to continue the development and commercialization of these products consistent with market opportunities and the Company's financial and personnel resources. There can be no assurance, however, that the Company will successfully develop, obtain necessary FDA approvals for, or successfully commercialize any of these or other of its products in development.

TECHNOLOGY

     The Company uses proprietary, automated manufacturing technologies and processes to manufacture continence care devices cost effectively. The production of the Company's products also depends on its materials expertise and know-how in the formulation of silicone and advanced polymer products. The Company's proprietary liquid encapsulation technology enables it to manufacture innovative products, such as its FEMSOFT insert, that have soft, conformable, liquid-filled reservoirs, which cannot be manufactured using conventional technologies. Using this liquid encapsulation technology, the Company can mold and form liquid encapsulated devices in a variety of shapes and sizes in an automated process. The Company's manufacturing technologies and materials know-how also allow the Company to incorporate a sustained release antibacterial agent into its products. The Company believes that its manufacturing technology is particularly well-suited to high unit volume production and that its automated processes enable cost-effective production. The Company further believes that its manufacturing and materials expertise, particularly its proprietary liquid encapsulation technology, may be applicable to a variety of other devices for medical applications. The Company plans to consider, commensurate with its financial and personnel resources, future research and development activities to investigate opportunities provided by the Company's technology and know-how.

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

MARKETING AND SALES

     To date, the majority of the Company's revenues have been derived from sales of its products under private label arrangements with medical products companies, and such arrangements, are likely to account for a significant portion of the Company's revenues in the foreseeable future. However, the Company has begun to focus most of its marketing efforts on gaining increased market recognition and sales of ROCHESTER MEDICAL brand products. In particular, the Company intends to focus on marketing and selling its RELEASE NF catheter under the ROCHESTER MEDICAL brand, and, assuming the Company receives FDA approval, also selling the FEMSOFT insert under the Rochester Medical brand.

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

     The Company's sales and marketing organization is managed by the Company's Vice President of Marketing and Sales, who oversees both domestic and international sales activities for branded and private label sales. The Company has an 11 person domestic sales force supported by a small, centralized customer service and telesales staff. The Company has developed and continues to build a network of independent distributors to market and sell its ROCHESTER MEDICAL brand products in foreign countries, and currently has arrangements covering 38 countries.

     The RELEASE NF catheter, which received FDA marketing clearance earlier this year, is the first of the Company's products to be offered directly to hospitals under the Company's own brand. Most US hospitals are members of group purchasing organizations ("GPO's) and only purchase under their GPO contracts. The Company's initial sales activities are directed to securing inclusion under GPO contracts and securing successful product evaluations at individual hospitals. To date, the Company has secured inclusion under two large, national GPO contracts representing a collective membership of 1,600 hospitals nationwide, and the Company is actively engaged in the product evaluation process for the RELEASE NF catheter at a number of major medical institutions. The Company is actively pursing additional GPO contracts and additional product evaluations for the RELEASE NF catheter. There can be no assurance that these activities will result in any material amount of sales of RELEASE NF Catheters.

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

     PRIVATE LABEL ARRANGEMENTS. The Company sells certain of its current products, including male external and Foley catheters, under private label arrangements to established medical products companies that provide the Company with commercial distribution of its products, a large sales force and broad access to the hospital, long-term care, home care and physician markets. The Company supplies male external catheters and Foley catheters to ConvaTec under a revised agreement. The Company is the exclusive supplier of Hollister's requirements of self-adhering non-latex male external catheters which Hollister resells under its own brand. The Company supplies Mentor with silicone male external catheters, which Mentor resells under its own brand. The company also supplies certain of its current products to other private lable customers for resale under their own brands.

MANUFACTURING

     The Company designs and builds custom equipment to implement its manufacturing technologies and processes. The Company's manufacturing facilities are located in Stewartville, Minnesota. The Company produces its Foley catheters on one production line and its male external catheters on other lines. The Company has constructed a separate manufacturing facility to house its liquid encapsulation manufacturing operations, and has installed the FEMSOFT insert manufacturing line in this facility.

     The Company maintains a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance and quality control test methods. To control the quality of its finished product, the Company uses ongoing statistical process control systems during the manufacturing process and comprehensive performance testing of finished goods. Each Foley catheter's balloon function is tested, and each male external catheter is visually inspected. The Company has obtained ISO 9001 certification and CE mark quality system certification for its Foley catheter and male external catheter production lines. The Company is required to obtain additional ISO 9001 and CE mark certifications for the new liquid encapsulation manufacturing line through a separate qualification process for which the Company is presently preparing to apply.

     The Company's manufacturing facility has been designed to accommodate the specialized requirements for the manufacture of medical devices, including the FDA's requirements for Quality System Regulation ("QSR"). In connection with the PMA for the FEMSOFT insert, the Company will be required to establish that its new liquid encapsulation manufacturing facility complies with QSR.

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

     To date, the Company has fulfilled its requirements for nitrofurazone, which is used in its RELEASE NF catheter, through a single distributor. Although the Company is aware of other distributors who are able to supply nitrofurazone, the Company does not currently have arrangements for alternative supplies. In the event that the Company had to replace its supplier, the Company would be required to repeat biocompatibility testing of its products using the materials from the new supplier, which might disrupt production of the RELEASE NF catheter, and might also require additional regulatory clearances. To avoid such disruption, the Company keeps on hand an inventory of nitrofurazone sufficient to cover the Company's anticipated needs for at least a year. There can be no assurance that alternative sources for nitrofurazone will be available on reasonable terms, if at all.

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

RESEARCH AND DEVELOPMENT

     The Company believes that its ability to add new products to its existing continence care product lines is important to the Company's future success. Accordingly, the Company is engaged in ongoing research and development to develop and introduce new products which provide additional features and functionality.

     The Company's principal research and development efforts are currently directed toward completing clinical trials of the FEMSOFT insert. The Company is also focused on refining process parameters, and debugging and validating the manufacturing processes for its automated liquid encapsulation line for production of the FEMSOFT insert. In the future, consistent with market opportunities and the Company's financial and personnel resources, the Company intends to perform clinical studies for other of its products in development, including those that have already obtained FDA marketing clearance.

     Research and development expense for fiscal years 1998, 1997 and 1996, was $1,384,000, $1,451,000 and $1,182,000, respectively.

COMPETITION

     The continence care market is highly competitive. The Company believes that the primary competitive factors include price, product quality, technical capability, breadth of product line and distribution capabilities. The Company's ability to compete is affected by its product development and innovation capabilities, its ability to obtain regulatory clearances, its ability to protect the proprietary technology of its products and manufacturing processes, its marketing capabilities, its ability to attract and retain skilled employees, and, for products sold in managed care environments, its ability to maintain current distribution relationships, to establish new distribution relationships and to secure participation in GPO purchase contracts. The Company believes that it will be important for the Company to differentiate its products in order to attract large customers, such as distributors, dealers, institutions and home care organizations.

     The Company's products compete with a number of alternative products and treatments for continence care. The Company's ability to compete with these alternative methods for urinary continence care depends on the relative market acceptance of alternative products and therapies and the technological advances in these alternative products and therapies. Any development of a broad-based and effective cure for a significant form of incontinence could have a material adverse effect on sales of continence care devices such as the Company's products.

     The Company competes directly for sales of continence care devices under the Company's own brand with larger, multi-product medical device manufacturers and distributors such as ConvaTec, C.R. Bard, Inc., Allegiance Euromedical, Kendall Healthcare Products Company, Sherwood Medical Company, Hollister and Mentor. In order to compete in the developing managed care environment in the United States, the Company seeks inclusion of its products in GPO purchase contracts and also supplies various male external and Foley catheters to certain of these competitors (ConvaTec, Allegiance, Mentor and Hollister) who market such devices under their own brands as a part of their broader product lines. Many of the competitive alternative products or therapies to the Company's products are distributed by larger competitors including Johnson & Johnson Personal Products Company, Kimberly-Clark Corporation and Proctor & Gamble Company (for adult diapers and absorbent pads), and C.R. Bard, Inc. (for injectable materials). Many of the Company's competitors, potential competitors and providers of alternative products or therapies have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than the Company. It is possible that other large healthcare and consumer products companies may enter this market in the future. Furthermore, academic institutions, governmental agencies and other public and private research organizations will continue to conduct research, seek patent protection and establish arrangements for commercializing products in this market. Such products may compete directly with products which may be offered by the Company.

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

     The Company owns 14 United States patents and a number of corresponding foreign patents that generally relate to certain of the Company's catheters and devices and certain of the Company's production processes. In addition, the Company owns a number of pending United States and corresponding foreign patent applications. The Company may file additional patent applications for certain of the Company's current and proposed products and processes in the future.

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

     A claim by third parties that the Company's current products or products under development allegedly infringe their patent rights could have a material adverse effect on the Company. The Company is aware that others have obtained or are pursuing patent protection for various aspects of the design, production and manufacturing of continence care products. The medical device industry is characterized by frequent and substantial intellectual property litigation, particularly with respect to newly developed technology. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from such parties, if licenses to such rights could be obtained, and/or require the Company to cease using such technology. There can be no assurance that if such licenses were obtainable, they would be obtainable at costs reasonable to the Company. If forced to cease using such technology, there can be no assurance that the Company would be able to develop or obtain alternate technology. Additionally, if third party patents containing claims affecting the Company's technology are issued and such claims are determined to be valid, there can be no assurance that the Company would be able to obtain licenses to such patents at costs reasonable to the Company, if at all, or be able to develop or obtain alternate technology. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing, using or selling certain of its products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     There also can be no assurance that any third party does not currently have, has not applied for, or might not in the future apply for, additional patents in the United States or abroad which, if ultimately granted, might be infringed in such country by any of the Company's products as currently configured or any other product of the Company and provide the basis for an infringement action in such country against the Company.

     The Company also relies on proprietary manufacturing processes and techniques, materials expertise and trade secrets applicable to the manufacture of its products. The Company seeks to maintain the confidentiality of this proprietary information. There can be no assurance, however, that the measures taken by the Company will provide the Company with adequate protection of its proprietary information or with adequate remedies in the event of unauthorized use or disclosure. In addition, there can be no assurance that the Company's competitors will not independently develop or otherwise gain access to processes, techniques or trade secrets that are similar or superior to the Company's. Finally, as with patent rights, legal action to enforce trade secret rights can be lengthy and costly, with no guarantee of success.

GOVERNMENT REGULATION

     The manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. In the United States, the medical devices manufactured and sold by the Company are subject to laws and regulations administered by the FDA, including regulations concerning the prerequisites to commercial marketing, the conduct of clinical investigations, compliance with QSR and labeling.

     A manufacturer may seek from the FDA market authorization to distribute a new medical device by filing a 510(k) Premarket Notification ("510(k)") to establish that the device is "substantially equivalent" to medical devices legally marketed in the United States prior to the Medical Device Amendments of 1976. A manufacturer may also seek market authorization for a new medical device through the more rigorous Premarket Approval ("PMA") application process, which requires the FDA to determine that the device is safe and effective for the purposes intended.

     All of the Company's currently marketed home care and hospital care products have received FDA marketing authorization pursuant to 510(k) filings, and certain of the Company's products in development have also received such authorization.

     The Company has yet to apply for and receive FDA marketing authorization for certain of its products in development. The Company has received approval of an IDE application to conduct multi-site clinical studies of its FEMSOFT insert, which commenced in early 1997. The Company plans to submit a PMA application for the FEMSOFT insert in the near future. A PMA application must be supported by extensive clinical trial and other data. The Company's anticipated PMA filing will be based on interim clinical study results described elsewhere in this Report, and there can be no assurance that the FDA will consider that clinical data to be sufficient to warrant review of the application as filed; or, if the filing is accepted, that the reported data is sufficient in the FDA's judgment to grant the application. As a condition of FDA approval of the Company's anticipated PMA filing based on interim clinical study results, the Company will be required to complete the current clinical study of the FEMSOFT insert and submit the additional data to the FDA for its further consideration to determine whether such approval, if granted, should not be withdrawn. The Company will also be required to conduct a long term follow-up study of the device and submit that data to the FDA for its further consideration of the long term effects of the device and its determination whether the device may continue to be marketed. There can be no assurance that these additional data will be sufficient in the FDA's opinion to permit continued marketing of the device even if a PMA filing for the FEMSOFT insert is initially approved by the FDA.

     The PMA application approval process can be expensive, uncertain and lengthy. A number of devices for which premarket approval has been sought have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the filing. During the review period, an advisory committee may be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's QSR requirements prior to approval of an application. If granted, the approval of the PMA application may include significant limitations on the indicated uses for which a product may be marketed, and may require continued accumulation and submission of clinical data for further consideration by the FDA.

     Consistent with market opportunities and financial and personnel resources, the Company intends to pursue, as appropriate, the PMA or 510(k) processes for other products, including certain of the Company's products in development, that the Company may consider suitable for development and commercialization.

     The Company is also required to register with the FDA as a medical device manufacturer. As such, the Company's manufacturing facilities are inspected on a routine basis for compliance with QSR. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and quality control activities. The Company underwent its latest QSR inspection by the FDA in November 1998, and no substantial matters of non-compliance were reported to the Company. In connection with the anticipated PMA application for the FEMSOFT insert, the Company will be required to establish that its new liquid encapsulation manufacturing facility complies with QSR. As a medical device manufacturer, the Company is further required to comply with FDA requirements regarding the reporting of adverse events associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. FDA regulations also govern product labeling and can prohibit a manufacturer from marketing an approved device for unapproved applications. If the FDA believes that a manufacturer is not in compliance with the law, it can institute enforcement proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the manufacturer, its officers and employees.

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

     Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences may affect the efficiency and timeliness of international market introduction of the Company's products. For countries in the European Union ("EU"), medical devices must display a CE Mark before they may be imported or sold. In order to obtain and maintain the CE mark, the Company must comply with the EU Medical Device Directive ("KU Directive") and pass an initial and annual facilities audit inspections by an EU inspection agency. The EU Directive requires compliance with ISO 9001 and other specified standards. The Company has obtained ISO 9001 certification and quality system certification for the CE mark for its currently marketed standard products. The Company is pursuing CE mark certification for the RELEASE NF catheter, which may require a more complex, lengthy and uncertain procedure due to the drug release feature of the catheter. In order to maintain certification, if granted, the Company will be required to pass annual facilities audit inspections conducted by EU inspectors. The certification is site specific, and in connection with the Company's anticipated CE Mark application for the FEMSOFT insert, the Company will undergo a similar certification process for its FEMSOFT manufacturing facility. There can be no assurance, however, that the Company will be able to obtain or maintain all necessary regulatory approvals or clearances, including CE mark certification, for its products in foreign countries.

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

THIRD PARTY REIMBURSEMENT

     In the United States, healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, Medicaid, private health insurance plans and managed care organizations, to reimburse all or a portion of the cost of the devices. The Medicare program is funded and administered by the federal government, while the Medicaid program is jointly funded by the federal government and the states, which administer the program under general federal oversight. The Company believes its currently marketed products, including the RELEASE NF catheter, are generally eligible for coverage under these third party reimbursement programs. The Company is currently unable to fully assess eligibility of the FEMSOFT insert for reimbursement at this time. As a result, the competitive position of certain of the Company's products may be partially dependent upon the extent of reimbursement for its products.

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

     In foreign countries, the policies and procedures for obtaining third party payment of reimbursement for medical devices vary widely. Compliance with such procedures may delay or prevent the eligibility of the Company's branded and/or private label products for reimbursement, and have an adverse effect on the Company's ability to sell its branded or private label products in a particular foreign country.

PRIVATE LABEL DISTRIBUTION AGREEMENTS

     CONVATEC. In April 1998, the Company and ConvaTec entered into a Revised and Restated Distribution Agreement (the "Revised ConvaTec Agreement"), which grants ConvaTec, subject to obligations and limitations imposed by certain of the Company's other distribution agreements, certain rights to market the Company's Foley catheters and male external catheters under the ConvaTec brand. The Company retains worldwide rights to market its products under the Rochester Medical brand.

     The Revised ConvaTec Agreement provides that ConvaTec will purchase, and the Company will supply, all of ConvaTec's requirements of standard and "POP ON" versions of silicone male external catheters for sale in a "Coexclusive Territory;" that the Company will supply ConvaTec with such silicone male external catheters as it may order from time to time for sale outside of the Coexclusive Territory; and that the Company will supply ConvaTec with Foley catheters as it may order from time to time for sale worldwide. The Coexclusive Territory is defined to include all countries within the geographic boundaries of Central America, South America, Australia, Japan, New Zealand, South Africa, Israel, Iran, Iraq, Lebanon, Oman, Saudi Arabia, Syria, United Arab Emirates and Yemen. The Revised ConvaTec Agreement also provides, subject to the mentioned obligations and limitations, that the Company will not appoint any other private label distributor for silicone male external catheters within the Coexclusive Territory.

     The Revised ConvaTec Agreement does not include any minimum purchase requirements or require that ConvaTec market any or all of the Company's products. The Company will provide all manufacturing and packaging of the Company's products for ConvaTec. The ConvaTec Agreement provides, however, in the event that the Company is unable to supply ConvaTec's requirements for products for any reason other than a shortage of raw materials and the Company is unable to find a suitable replacement in a commercially reasonable time, ConvaTec will be deemed to have a license to the Company's technologies for purposes of manufacturing such products for ConvaTec.

     The Revised ConvaTec Agreement has an initial term expiring April 30, 2006, and is automatically renewable for successive annual extensions, subject to either party giving notice of intent not to renew. Either party may terminate the Revised ConvaTec Agreement only upon the other party's material breach of the Revised ConvaTec Agreement, bankruptcy or insolvency, or inability to perform under the Revised ConvaTec Agreement for a period of more than six months.

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

     Sales of products to ConvaTec represented 25% of the Company's revenues in fiscal 1998 and 24% of revenues in fiscal 1997.

     HOLLISTER. The Company is the exclusive supplier of Hollister's requirements of self-adhering non-latex male external catheters which Hollister resells under its own brand. As a part of its agreement with Hollister, the Company has agreed to restrict its ability to sell self-adhering non-silicone male external catheters on a private label basis to other manufacturers and distributors for distribution outside of the United States and Canada. The term of the agreement commenced May 1, 1998 and expires April 30, 2002. During that period, Hollister is subject to a minimum purchase requirement of four million non-silicone catheters at the rate of at least one million catheters per year. Sales of products to Hollister represented 7% of the Company's revenues in fiscal 1998 and 10% of revenues in fiscal 1997.

     MENTOR. The Company sells silicone male external catheters to Mentor pursuant to a Male External Catheter License, Sales and Distribution Agreement, as modified in September 1995 (the "MEC Agreement"). Additionally, the Company granted to Mentor a non-exclusive, paid-up, royalty free license to make, use and sell silicone male external catheters that the Company currently sells to Mentor. The Company also granted Mentor a non-exclusive, paid-up, royalty free license to use for any purpose all technical know-how and/or trade secrets disclosed by the Company to Mentor pursuant to or in connection with the MEC Agreement which relate to the manufacture of silicone male external catheters. In connection with such licenses, upon Mentor's request, the Company is required to assist, consult, and cooperate with Mentor in the assembly, design, engineering, manufacturing, inspection, and servicing of the catheters and components thereof, as well as assist in the selection of the necessary and proper plant layout, machinery, tools, equipment, and production flow for the economical manufacture of the catheters and their components by Mentor. Mentor must reimburse the Company for any costs incurred in providing such cooperation and assistance. Mentor has not requested the Company's assistance.

     The Company is aware that Mentor has recently built a catheter manufacturing facility for the production of silicone catheters such as it now purchases from the Company. Although Mentor continues to order product from the Company at levels reasonably consistent with past order patterns, there can be no assurance that Mentor will continue purchasing products from the Company at such levels, or at all, in the future.

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

     The MEC Agreement does not require Mentor to purchase any minimum amount of product from the Company. Mentor manufactures and sells products directly competitive to the male external catheters which it purchases from the Company, and Mentor continues to develop other directly competitive products. Mentor has recently introduced a new non-silicone, non-latex male external catheter which it manufacturers itself. The Company cannot now estimate the impact, if any, of this new device on Mentor's future purchases of silicone male external catheters from the Company.

     Sales of products to Mentor represented 21% of the Company's revenues in fiscal 1998 and 30% of revenues in fiscal 1997.

EMPLOYEES

     As of September 30, 1998, the Company employed 180 full-time employees, of whom 137 were in manufacturing, and the remainder in marketing and sales, research and development and administration. The labor market for medical device manufacturing personnel has tightened in Minnesota, and particularly in the Rochester area where the Company's manufacturing facilities are located. This has resulted in upward pressure on wages for production workers but has not, to date, adversely affected the Company's ability to hire and retain capable manufacturing personnel. The Company is not a party to any collective bargaining agreement and believes its employee relations are good.

ITEM 2. PROPERTIES

     The Company's administrative offices and liquid encapsulation manufacturing facilities occupy a 52,000 square foot manufacturing and office facility on a 28 acre site owned by the Company and located in an industrial park in Stewartville, Minnesota. The Company's male external and Foley catheter manufacturing facilities consists of a 34,000 square foot manufacturing and office building located on a nearby 3.5 acre site owned by the Company in the same industrial park.

     A part of the Company's properties is subject to certain financing arrangements. See Note 8 of Notes to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1998.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is quoted on the NASDAQ National Market under the symbol ROCM. The following table sets forth, for the periods indicated, the range of high and low last sale prices for the Common Stock as reported by the NASDAQ National Market.

                                                             HIGH          LOW
                                                           -------      -------

     FISCAL 1997
       First Quarter ..................................    $19.125      $15.250
       Second Quarter .................................     21.000       16.000
       Third Quarter ..................................     16.250       12.250
       Fourth Quarter .................................     18.000       12.750

     FISCAL 1998
       First Quarter ..................................    $17.875      $11.875
       Second Quarter .................................     16.000       13.125
       Third Quarter ..................................     15.375       14.000
       Fourth Quarter .................................     15.000        8.000

HOLDERS

     As of December 4, 1998, the Company had 111 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own Common Stock in nominee or street name.

     The Company has paid no cash dividends on its Common Stock, and it does not intend to pay cash dividends on its Common Stock in the future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company as of September 30, 1998 and 1997 and for the three fiscal years ended September 30, 1998, 1997 and 1996 are derived from, and are qualified by reference to, the financial statements of the Company audited by Ernst & Young LLP, independent auditors, included elsewhere in this Form 10-K. The following selected financial data as of September 30, 1996, 1995 and 1994 and for the fiscal years ended September 30, 1994 and 1995 are derived from audited financial statements not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

                                                         FISCAL YEARS ENDED SEPTEMBER 30,
                                           ------------------------------------------------------------
                                             1998         1997         1996         1995         1994
                                           --------     --------     --------     --------     --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statements of Operations Data:
 Net sales ............................    $  9,518     $  7,615     $  5,540     $  3,131     $  2,189
 Cost of sales ........................       6,604        4,869        3,788        2,448        1,716
                                           --------     --------     --------     --------     --------
  Gross profit ........................       2,914        2,746        1,752          683          473
Operating expenses:
 Marketing and selling ................       3,191        2,210        1,351          858          574
 Research and development .............       1,384        1,451        1,182          358          210
 General and administrative ...........       1,445        1,499        1,112          766          692
                                           --------     --------     --------     --------     --------
  Total operating expenses ............       6,020        5,160        3,645        1,982        1,476
                                           --------     --------     --------     --------     --------
 Loss from operations .................      (3,106)      (2,414)      (1,893)      (1,299)      (1,003)
 Interest income ......................         848          657          818           56           78
 Interest expense .....................          --         (342)        (285)         (68)         (39)
                                           --------     --------     --------     --------     --------
 Net loss .............................    $ (2,258)    $ (2,099)    $ (1,360)    $ (1,311)    $   (964)
                                           ========     ========     ========     ========     ========
 Net loss per common share -- basic
  and diluted .........................    $   (.44)    $   (.51)    $   (.35)    $   (.49)    $   (.36)
 Weighted average number of common
  shares outstanding ..................       5,141        4,132        3,867        2,682        2,660

                                                              AS OF SEPTEMBER 30,
                                           ------------------------------------------------------------
                                             1998         1997         1996         1995         1994
                                           --------     --------     --------     --------     --------
Balance Sheet Data:
 Cash, cash equivalents and
   marketable securities ..............    $ 16,410     $  4,639     $ 17,408     $  2,905     $  1,370
 Working capital ......................      19,245        7,081       18,861        4,348        2,822
 Total assets .........................      37,736       18,613       23,888        7,163        5,631
 Long-term debt .......................          --           --        3,321        3,036          395
 Accumulated deficit ..................      (9,774)      (7,516)      (5,418)      (4,058)      (2,747)
                                           --------     --------     --------     --------     --------
 Total shareholders' equity ...........    $ 30,918     $ 17,181     $ 19,231     $  3,672     $  4,815
                                           ========     ========     ========     ========     ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company designs, develops, manufactures and markets urinary continence care products for sale to the home care and hospital care markets. Through fiscal 1992, the Company was a development stage company, engaged primarily in the development of its products and manufacturing operations and systems. In fiscal 1992, the Company began commercial sales under a private label arrangement. In fiscal 1993, the Company also began marketing products under the ROCHESTER MEDICAL brand.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales:

                                                          FISCAL YEARS ENDED
                                                            SEPTEMBER 30,
                                                 ------------------------------------
                                                    1998         1997         1996
                                                 ----------   ----------   ----------
          Net sales:
           Private label .....................        75%          78%          82%
           Rochester Medical brand ...........        25           22           18
                                                      --           --           --
          Total net sales ....................       100%         100%         100%
          Cost of sales ......................        69           64           68
                                                     ---          ---          ---
          Gross margin .......................        31           36           32
          Operating expenses:
           Marketing and selling .............        34           29           25
           Research and development ..........        15           19           21
          General and administrative .........        15           20           20
                                                     ---          ---          ---
          Total operating expenses ...........        64           68           66
                                                     ---          ---          ---
          Loss from operations ...............       (33)         (32)         (34)
          Interest income, net ...............         9            4            9
                                                     ---          ---          ---
          Net loss ...........................       (24)%        (28)%        (25)%
                                                     ===          ===          ===

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED
  SEPTEMBER 30, 1997

     NET SALES. Net sales increased 25% to $9.5 million in fiscal 1998 from $7.6 million in the prior fiscal year. The increase results from sales growth in both ROCHESTER MEDICAL brand and private label products. Sales of ROCHESTER MEDICAL brand products increased 40% to $2.4 million in fiscal 1998 from $1.7 million in fiscal 1997, reflecting growth of 62% in domestic sales and 16% in international sales. Virtually all of the domestic growth in branded sales was from sales of the Company's standard products, for which marketing efforts have been progressively increased by the recently expanded field sales force. Sales to private label customers increased 20% to $7.1 million in fiscal 1998 from $6.0 million in fiscal 1997. Sales to Convatec, Mentor and Hollister accounted for 25%, 21% and 7%, respectively, of fiscal 1998 net sales compared to 24%, 30% and 10%, respectively, in fiscal 1997.

     GROSS MARGIN. The Company's gross margin was 31% in fiscal 1998 compared to 36% for fiscal 1997. The gross margin rate has been adversely impacted by expansion of production facilities and support operations, shift in product mix toward lower margin products and increases in production wage rates. The Company expects continued downward pressure on gross margins in future periods associated with additional depreciation and other capacity expansion and production scale-up costs. The trend of reduced margins is expected to continue until such time, if ever, the Company is able to increase utilization of the expanded manufacturing facilities, and increase sales levels of its higher margin RELEASE NF product line.

     MARKETING AND SELLING. Marketing and selling expense increased 44% to $3.2 million in fiscal 1998 from $2.2 million in fiscal 1997. The increased expense is due primarily to market introduction costs for the RELEASE NF catheter, expansion of the domestic field sales force and costs associated with the addition of two new sales and marketing management personnel.

     RESEARCH AND DEVELOPMENT. Research and development expense decreased 5% to $1.4 million in fiscal 1998 compared to $1.5 million in fiscal 1997. The primary activity affecting research and development expense levels is the ongoing clinical testing for the FEMSOFT insert.

     GENERAL AND ADMINISTRATIVE. General and administrative expense decreased
4% to $1.4 million in fiscal 1998 from $1.5 million in fiscal 1997. The decrease in administrative expense reflects efforts to contain costs, including deferral of planned business system development expenditures until fiscal 1999.

     INTEREST INCOME AND (EXPENSE), NET. Net interest income increased to $848,000 in fiscal 1998 compared to $316,000 in fiscal 1997. The increase in net interest income in fiscal 1998 is a result of investment of net proceeds from the Company's November 1997 public stock offering and repayment of a convertible note to ConvaTec (See Liquidity and Capital Resources).

FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED
  SEPTEMBER 30, 1996

     NET SALES. Net sales increased 37% to $7.6 million in fiscal 1997, from $5.5 million in the prior fiscal year. The increase was due primarily to growth in sales of both ROCHESTER MEDICAL brand and private label products. Sales of ROCHESTER MEDICAL brand products increased 68% to $1.7 million in fiscal 1997 from $1.0 million in fiscal 1996, reflecting 48% growth in domestic branded sales and 99% growth in international branded sales. Private label sales increased 33% to $6.0 million in fiscal 1997 from $4.5 million in fiscal 1996. Sales to ConvaTec, Hollister and Mentor accounted, respectively, for 24%, 10% and 30% of fiscal 1997 net sales compared, respectively, to 12%, 12% and 29% of fiscal 1996 net sales.

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

     INTEREST INCOME (EXPENSE), NET. Interest income decreased to $657,000 for fiscal 1997 from $818,000 for fiscal 1996, as a result of earnings on lower levels of cash available for investment. Interest expense in fiscal 1997 and fiscal 1996 related to the convertible note to ConvaTec that the Company repaid on September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through public offerings and private placements of its equity securities, and has raised approximately $40.7 million in net proceeds since its inception. In August 1995, the Company received proceeds of $3.0 million from issuance of a convertible note to ConvaTec. The Company repaid the ConvaTec note on September 30, 1997, with accrued interest, for a total amount of $3.7 million.

     As of September 30, 1998, the Company had total cash and marketable securities of $16.4 million, a net increase of $11.8 million compared to September 30, 1997. The Company used a net $1.9 million of cash to fund operating activities during fiscal 1998, primarily reflecting the net loss before non-cash depreciation charges, and a net increase in working capital assets of $0.4 million. Capital expenditures of $2.3 million were made during fiscal 1998, substantially all of which relate to completion of the Company's production facilities expansion. The Company completed a public stock offering in November, 1997 that raised net proceeds of $15.9 million.

     The Company intends to use approximately $1.4 million during the coming year for expansion of production infrastructure, primarily to increase RELEASE NF and Foley catheter production capacity and to upgrade business and manufacturing information systems. The Company also intends to expend substantial funds for product research and development, expansion of sales and marketing activities, product education efforts, advertising and other working capital and general corporate purposes. Although the Company believes that its existing resources and anticipated cash flows from operations, will be sufficient to satisfy its capital needs for approximately the next two years, there can be no assurance that the Company will not require additional financing before that time. The Company's actual liquidity and capital requirements will depend upon numerous factors, including the timing of regulatory approvals, if any, for the FEMSOFT insert; the costs and timing of expansion of sales and marketing activities; the amount of revenues from sales of the Company's existing and new products; changes in, termination of, and the success of, existing and new distribution arrangements; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; the cost and progress of the Company's research and development efforts; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to the Company, if at all.

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer programs which were written using two digits rather than four to determine the applicable year. The Year 2000 issue may also affect computer chips that process data-sensitive information which are embedded in computer hardware and machinery. Any computer programs and hardware or equipment that have date-sensitive software or chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions to operations, including temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company utilizes a variety of computer programs for its systems of manufacturing, distribution and administration. In addition, certain of the Company's plant and manufacturing equipment contains date-sensitive memory chips. The Company is presently conducting an assessment of its computer programs and equipment. The Company has made inquiries of its vendors who provide the Company with computer programs and equipment, including hardware and software used in the Company's automated manufacturing processes. The Company has also recently hired a consultant to assist the Company with its assessment. Based upon results of that assessment to date and upon certifications and assurances received from its software vendors, the Company has reviewed a majority of its computer programs and equipment and has not identified any programs or equipment that are not Year 2000 compliant. The Company anticipates that it will be able to complete the assessment and implement any necessary modifications during calendar 1999. During its assessment to date, the Company has not identified any material costs related to Year 2000 issues. If for any reason, however, the ongoing assessment discovers that the computer programs or equipment have a component that is not Year 2000 compliant and the Company is unable to implement necessary modifications on a cost-effective or timely basis, the Company could experience a significant operational issue that could have a material impact on the operations of the Company. Such impacts could include disruptions in one or more of the Company's manufacturing processes resulting in delays in production and the Company's inability to manufacture and deliver product to fulfill customer orders.

     In addition, each company with which the Company conducts business, such as banks, payroll processors, vendors and customers, must address their own Year 2000 issues. The failure of these companies to be Year 2000 compliant may affect the ability of the Company, among other things, to obtain critical supplies or receive payment on outstanding invoices. Depending on the extent of such issues, this could have a material adverse effect on the Company's results of operations and liquidity.

     The Company has used its own personnel to make inquiries to vendors and to begin the Year 2000 assessment process. Other than such personnel expenses, the Company estimates that it has spent to date less than $5,000 on Year 2000 compliance issues. The Company cannot now estimate the costs it may be required to incur in order to resolve any such compliance issues which may be disclosed as a result of its assessment procedures being undertaken by the Company. Specific factors that might cause such material expenditures not now anticipated by the Company include, but are not limited to, the availability and cost of trained personnel, the validity of certifications and assurances furnished by software vendors, the effectiveness of software upgrades received by the Company from its software vendors, the results of the ongoing assessment and similar uncertainties. The Company currently has no contingency plans in place in the event issues are encountered with Year 2000 compliance. The Company intends to further evaluate the status of Year 2000 compliance in March 1999 and determine at that time whether a contingency plan is necessary.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 130 "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The FASB also issued FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which significantly changes the way segment information is reported in annual financial statements and also requires selected segment information in interim financial reports to shareholders. Both statements are effective for fiscal years beginning after December 15, 1997 and, based on current circumstances, the Company does not believe the effect of adoption is material to the financial statements.

                                BUSINESS OUTLOOK

     The following discussion, as well as certain information presented elsewhere in this Form 10-K, including statements made in the sections captioned "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "predict," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the lack and uncertainty of regulatory approval for the Company's products in development, primarily the FEMSOFT insert; the uncertainty of market acceptance of the RELEASE NF catheter and FEMSOFT insert; the risks associated with the Company's expanded reliance on sales of Rochester Medical brand products and the Company's limited sales and marketing experience with Rochester Medical brand product sales; the Company's history of losses and uncertainty of profitability; the Company's dependence on a small number of private label distributors for the majority of its sales; the Company's dependence on limited or single sources of supply for critical raw materials; uncertainties associated with beginning production on the Company's new liquid encapsulation manufacturing line and expanded Foley catheter and male external catheter manufacturing lines; the Company's highly competitive industry and risks that advances in alternative treatments or products could make the Company's products obsolete; changes in, or failure to comply with, government regulations; the uncertainty of third party reimbursement for certain of the Company's products; the Company's dependence on and the uncertainty of patent and proprietary technology protection; possible product liability litigation;

potential fluctuations in the Company's quarterly results; the Company's dependence on key employees; general economic and business conditions; and other factors referenced in this Form 10-K.

     The Company believes that it has begun to benefit from the recent and growing market preference for non-latex products, particularly with increased demand for its silicone Foley catheters. New FDA labeling regulations that became mandatory in September, 1998 require that latex products contain a warning label as to the inherent risks associated with latex product use. In light of these inherent risks, many customers and medical institutions are now seeking non-latex alternatives such as those the Company offers.

     Since receiving FDA marketing approval for the RELEASE NF catheter in January, 1998, the Company has been engaged in market introduction activities domestically and in pursuing regulatory approvals, including CE mark, for introduction into overseas markets. Following initial presentation of the RELEASE NF catheter at a series of medical trade shows and conventions in May of this year, the Company has focused its selling efforts on negotiating contracts with group purchasing organizations (GPOs) and on securing product evaluations in medical institutions. These activities are generally considered prerequisites to obtaining order volumes of any significance when introducing a new medical product into the hospital market. Typically, the selling process includes (i) making the product available under group contract, (ii) introducing the product directly at medical institutions to secure an evaluation (iii) gaining acceptance of the product by institution's product review committee following successful trial and evaluation, and (iv) securing product orders. The Company believes the RELEASE NF catheter will be undergoing such product evaluations at a number of major medical institutions in the coming months, and that the results of such evaluations will be a principal consideration in decisions by such institutions whether or not to purchase the product. Such evaluations, moreover, do not necessarily conform to scientifically designed protocols and may yield results adversely affecting purchasing decisions. Market acceptance of the RELEASE NF catheter, and sales thereof, will depend in large part on the Company's ability to secure participation under GPO contracts, its ability to secure hospital trials of the product, and the results of such hospital trials, none of which can be predicted.

     The Company has increased Foley catheter production capacity during the current quarter with the addition of peripheral manufacturing equipment and the expansion of the production work force. The increase was undertaken in response to an increase in order volumes for the Company's silicone Foley catheters, as well as in anticipation of manufacturing capacity requirements for the RELEASE NF catheter. Aside from the Foley catheter production area, the Company expects to experience excess capacity costs, including depreciation charges, associated with its new manufacturing facilities, which will affect margins until such time as sales volumes provide a level of utilization to absorb these costs.

     The Company intends to continue expanding its domestic field force for branded products and to further develop its international branded product sales activities. Since revising its agreement with ConvaTec in May 1998, the Company has begun marketing efforts to expand its base of customers in major international markets now accessible under private label. Mentor Corporation, one of the Company's largest private label customers, has recently advised ROCHESTER MEDICAL of its intention to manufacture its own silicone male external catheters under a royalty-free license it holds from the Company. In light of its revised Agreement with ConvaTec and the potential for declines in sales to Mentor, the Company will seek to enter into private label agreements with new customers. The Company's expense levels are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term.

     The labor market for medical device manufacturing personnel has tightend in Minnesota, and paricularly in the Rochester area where the Company's manufacturing facilities are located. This has resulted in upward pressure on wages for production workers but has not, to date, adversely affected the Company's ability to hire and retain capable manufacturing personnel.

     The Company is satisfied with the progress of the FEMSOFT insert clinical trials and with the results of its PMA presubmission conference with the FDA. The Company believes that the interim clinical trial results derived to date are statistically significant and predictive of the results to be derived from the continuing study, and therefore the Company plans to submit a PMA application in the near future. The Company cannot estimate the time that will be required for FDA review following the submission, nor can the Company predict the FDA's response to that submission.


                                  RISK FACTORS

UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS

     Much of the Company's ability to increase revenues and to achieve profitability and positive cash flow will depend on the successful introduction of its products and products in development, including the RELEASE NF catheter which has recently been commercially introduced or the FEMSOFT insert which has not yet been commercially introduced. Both of these products represent new methods for urinary continence care. There can be no assurance that these products will gain any significant degree of market acceptance among physicians, healthcare payors and patients, even after all regulatory and reimbursement approvals have been obtained. The Company believes that recommendations by physicians and clinicians will be essential for the market acceptance of these products and there can be no assurance that any such recommendations will be obtained. Broad market acceptance of the Company's advanced products, including the RELEASE NF catheter and the FEMSOFT insert, may require lengthy hospital evaluations and/or the training of numerous physicians and clinicians. The time required to complete such evaluations and/or such training could result in a delay or dampening of such market acceptance. Moreover, health care payors' approval of reimbursement for the Company's products and products in development will be an important factor in establishing market acceptance. Patient acceptance of these products will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products or alternative medical treatments, lifestyle implications, available reimbursement and other considerations. In addition, the Company has not yet determined final pricing for all of these products, and the Company's pricing policies could adversely impact market acceptance of these products as compared to competing products and alternative treatments. Any of the foregoing factors, or other factors, could limit or detract from market acceptance of these products. Insufficient market acceptance of these products could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH MARKETING AND SALES OF ROCHESTER MEDICAL BRAND PRODUCTS

     To date, the Company has depended to a significant extent on marketing its continence care products under private label arrangements. A key element of the Company's business strategy is to pursue sales growth of its ROCHESTER MEDICAL brand products, and to develop market recognition for the brand to support the market introduction of the RELEASE NF catheter and the future market introduction of the FEMSOFT insert, as well as other products in development. The success of the Company's strategy will depend on its ability to overcome established market positions of competitors and to establish its own market presence. The Company is actively pursuing sales of its current Rochester Medical brand products through a dedicated domestic sales force, and is engaged in developing market strategies for its planned Rochester Medical brand products, particularly the FEMSOFT insert. One of the challenges facing the Company in this respect is the need to obtain inclusion under healthcare group purchase arrangements. Healthcare purchasing is becoming increasingly centralized, which may put the Company at a disadvantage compared to companies with a wider array of products. To date, the Company has obtained inclusion under two such contracts. In addition, many purchasers of urine drainage catheters prefer to purchase such catheters packaged in a tray, which is a single container including a catheter and related accessories, such as collection bags. The Company currently offers only the RELEASE NF catheter in trays. Not also offering its other urine drainage products in kits or trays can be a competitive disadvantage with potential customers who prefer such packaging. Although the Company may address this disadvantage in the future, the Company does not currently have a supply arrangement for tray components at prices which would permit its standard, lower margin products to be offered in trays. There can be no assurance that the Company will succeed in marketing its products under the ROCHESTER MEDICAL brand, will further develop its marketing and sales force to expand its sales activities, or obtain inclusion in additional group purchasing contracts. Moreover, the FEMSOFT insert, if approved by the FDA and introduced commercially, may require the Company to undertake extensive educational efforts directed to physicians and clinicians and significant media advertising directed to consumers. The Company has no previous experience with such educational efforts or consumer oriented media advertising, and there can be no assurance that the Company will be successful in such activities.

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

LACK OF REGULATORY APPROVAL

     The Company believes that regulatory approvals for its products in development, particularly the FEMSOFT insert, are materially important to the Company. The production and marketing of the Company's products in development, including FEMSOFT insert, and certain of the Company's ongoing research and development activities are subject to regulation by numerous government authorities in the United States and other countries. The FEMSOFT insert has not been authorized for commercial distribution in the United States or any foreign country, and will require FDA authorization before the Company may begin marketing it in the United States as well as similar authorization from appropriate regulatory bodies in foreign jurisdictions prior to commercialization in such jurisdictions. The process of obtaining FDA and other domestic and foreign regulatory authorization is unpredictable and often lengthy, and there can be no assurance that the FDA or any other regulatory body will grant authorization any product in a timely manner, if at all. The Company intends to submit a PMA for the FEMSOFT insert based on data derived from an ongoing multi-site clinical trial. There can be no assurance that such trials when completed will yield data that support the safety and efficacy of the FEMSOFT insert or that such clinical trials, FDA review or continued development efforts, will not identify technical, manufacturing, design or other obstacles that could delay submitting a PMA. If the FEMSOFT insert is not determined by the FDA to be safe and effective, or if the Company otherwise fails to obtain FDA approval of the FEMSOFT insert, or if the Company experiences a significant delay or unforeseen expenditure in the course of attempting to obtain such approval, scaling-up manufacturing, or marketing such product, if approved, the Company could be materially adversely affected. The Company is pursuing CE mark certification for the RELEASE NF catheter to permit the Company to market the catheter in member countries of the EU. Due to the drug release component of the RELEASE NF catheter, this certification procedure is a more complex, lengthy and uncertain procedure than the company has undergone to date in connection with CE certification of its other products. The Company cannot estimate the length of time that will be required to complete the CE certification procedure for the NF RELEASE catheter, and the Company cannot predict the outcome of that procedure. If the Company cannot obtain CE Mark certification for the RELEASE NF catheter, Company's results of operations will likely be affected.

LIMITED REVENUES; HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES

     The Company has generated only limited revenues to date and has experienced net losses since its inception. Net losses for the fiscal years ended September 30, 1996, 1997 and 1998 were $1.4 million, $2.1 million and $2.3 million, respectively. The Company had an accumulated deficit of approximately $9.8 million at September 30, 1998. The Company's ability to increase revenues and achieve profitability and positive cash flow will depend in part upon the Company's ability to complete development of, and/or successfully introduce, new products, particularly the RELEASE NF catheter and FEMSOFT insert, of which there can be no assurance. The Company expects to incur substantial expenses for commercialization of the RELEASE NF catheter, and for clinical testing, development and commercialization of the FEMSOFT insert, as well as for other new products and products in development. In addition, the Company anticipates increased operating expenses as it expands its sales and marketing organization and activities. The Company will also experience additional manufacturing expenses in connection with the ongoing expansion and scale-up of capacity at its manufacturing facilities. A substantial portion of the expenses associated with the expansion and scale-up of the Company's manufacturing facilities are fixed in nature (i.e. depreciation) and will reduce the Company's operating margin until such time, if ever, as the Company is able to increase utilization of such expanded capacity. As a result, the Company expects to incur substantial operating losses for the foreseeable future and there can be no assurance that the Company will ever generate substantial revenues or achieve or sustain profitability.

HIGHLY COMPETITIVE MARKETS; ALTERNATIVE TREATMENTS; TECHNOLOGICAL ADVANCEMENTS

     The medical products market in general is, and the markets for urinary continence care products in particular are, highly competitive. The Company's ability to compete in the urinary continence care market depends primarily on price, product quality and features, technical capability, breadth of product line and distribution capabilities. Many of the Company's competitors have greater name recognition than the Company and offer well known and established products, some of which are less expensive than the Company's products. As a result, even if the Company can demonstrate that its products provide greater ease of use, lifestyle improvement or beneficial effects on medical outcomes over the course of treatment, the Company may not be successful in capturing a significant share of the market. In addition, many of the Company's competitors offer broader product lines than the Company, which may be a competitive advantage in obtaining contracts with healthcare purchasing groups, and may adversely affect the Company's ability to obtain contracts with such purchasing groups. The Company relies to a large extent on distribution relationships that include the Company's products, both those sold under private label arrangements and those marketed under the ROCHESTER MEDICAL brand, as part of broader product offerings. There can be no assurance, however, that the Company will be able to maintain such relationships or that they will be successful in inducing significant purchasers to buy the Company's products. Additionally, many of the Company's competitors have substantially more marketing and sales experience than the Company and substantially greater resources to devote to such efforts. Finally, other factors within and outside the Company's control will also affect its ability to compete, including its product development and innovation capabilities, its ability to obtain required regulatory clearances, its ability to protect the proprietary technology included in its products and manufacturing processes, its manufacturing and marketing capabilities and its ability to attract and retain skilled employees. There can be no assurance that the Company will be able to compete against such competitors or against potential competitors, or that competition in the Company's markets will not result in pricing pressures that would adversely affect the Company's unit prices and sales levels any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON DISTRIBUTION ARRANGEMENTS

     A significant portion of the Company's net sales to date have depended on the Company's ability to provide products that meet the requirements of medical product companies with which the Company has private label or distribution arrangements, and on the sales and marketing efforts of such entities. These arrangements are likely to continue to be a significant portion of the Company's revenues in the future. Private label arrangements with medical products companies accounted for approximately 82%, 78% and 75% of the Company's net sales for fiscal years 1996, 1997 and 1998, respectively. The Company will also continue to establish additional distribution arrangements for private label sales and distribution arrangements for ROCHESTER MEDICAL brand products. There can be no assurance that the Company's private label purchasers and other distributors will be able to successfully market and sell the Company's products, that they will devote sufficient resources to support the marketing of any of the Company's products, or that they will market any of the Company's products at prices which will permit such products to develop, achieve, or sustain market acceptance. Furthermore, there can be no assurance that the Company's private label or other distributors will continue to purchase significant amounts of product from the Company. The Company cannot forecast with any reasonable degree of assurance the amount of future purchases, if any, by ConvaTec, which represented 25% of net sales during fiscal 1998, or by Mentor, which represented 21% of net sales during fiscal 1998. The failure of the Company's private label purchasers or other distributors to continue to purchase products from the Company at levels reasonably consistent with their prior purchases or to effectively market the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, in addition to the restrictions and obligations described below, the private label agreements impose certain obligations upon the Company relating to, among others, delivery of commercial quantities of its products, delivery of products in accordance with specifications, the maintenance of product liability insurance and certain indemnification obligations. The failure or inability of the Company to comply with the terms of these agreements could permit the Company's private label purchasers and other distributors to terminate their respective agreements. In addition, there can be no assurance that any of these private label purchasers or other distributors will perform its obligations under its respective agreement with the Company. Any such termination or abandonment could have a material adverse effect on the ability of the Company to market and sell its products.

     The Company's distribution agreement with ConvaTec generally precludes the Company from distributing male external catheters through any other private label purchaser in the territories of Central America, South America, Australia, Japan, New Zealand, South Africa, Israel, Iran, Iraq, Lebanon, Oman, Saudi Arabia, Syria, United Arab Emirates and Yemen; although the Company may market such products under its own brand in such territories.

     The Company is also party to a private label agreement with Mentor pursuant to which the Company granted Mentor a non-exclusive, paid-up, royalty free license to make, use and sell the silicone external catheters that Mentor now purchases from the Company. As a result, there can be no assurance that Mentor will not begin to manufacture the silicone external catheter itself and discontinue its purchase and marketing of the Company's product. Such discontinuation could have a material adverse effect on the Company's business, financial condition and results of operations. Mentor has recently introduced a new non-silicone, non-latex male external catheter which it manufactures itself. The Company cannot now estimate the impact, if any, of this new device on Mentor's future purchase of silicone male external catheters from the Company. The Company is also aware that Mentor has recently built a catheter manufacturing facility for the production of silicone catheters such as it now purchases from the Company. There can be no assurance that Mentor will continue purchasing products from the Company at such levels, or at all, in the future.

     In addition, sales of the Company's products under its private label arrangements compete with sales of the Company's ROCHESTER MEDICAL brand products. Such competition might have an adverse effect on the Company's ability to establish its Rochester Medical brand or on the Company's margins.

POSSIBLE NEED FOR ADDITIONAL CAPITAL

     The Company intends to expend substantial funds for expansion of sales and marketing activities, product education efforts, advertising and other working capital and general corporate purposes. Although the Company believes its existing resources and anticipated cash flows from operations will be sufficient to satisfy its capital needs for approximately the next two years, there can be no assurance that the Company will not require additional financing before that time. The Company's actual liquidity and capital requirements will depend on numerous factors, including the timing of regulatory approvals, if any, for the FEMSOFT insert; the costs and timing of expansion of sales and marketing activities; the amount of revenues from sales of the Company's existing and new products, including the RELEASE NF catheter; changes in, termination of, and the success of, existing and new distribution arrangements; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments relating to regulatory and third party reimbursement matters; the cost and progress of the Company's research and development efforts; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborate relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to the Company, if at all.

DEPENDENCE ON SINGLE OR LIMITED SOURCES OF SUPPLY

     The Company is dependent upon Dow Corning Corporation ("Dow Corning") and General Electric Corporation ("GE") for raw materials used in the manufacture of certain of its silicone products. Dow Corning is currently in bankruptcy proceedings and there can be no assurance that Dow Corning will continue to manufacture silicone or to supply silicone to medical device manufacturers, including the Company. To date, the Company has fulfilled its requirements for nitrofurazone and for catheter trays, which are each used for the RELEASE NF catheter, through a single distributor of each such component, and the Company has fulfilled its requirements for block co-polymers used in its non-silicone, non-latex catheters. Although the Company is aware of other distributors who are able to supply nitrofurazone, catheter trays or block co-polymers, the Company does not currently have arrangements for alternative supplies. If the Company were to lose its current suppliers of any of these materials or components, it would be required to identify a new supplier for that material, repeat biocompatibility testing of its products using the raw materials from the new supplier, might be required to seek additional regulatory clearance or might incur additional costs for such components. The loss of any such supplier or any significant decrease or interruption in supply could interrupt the manufacture of the Company's products and have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the significance of product liability litigation to suppliers of raw materials used in the manufacture of medical devices has caused such suppliers to carefully evaluate the use of those raw materials in certain medical devices. There can be no assurance that the Company's suppliers might not in the future change their policies regarding raw materials usage, or that such a change, if it occurred, might not adversely affect production of the Company's then-current products or its product development activities.

UNCERTAINTIES ASSOCIATED WITH MANUFACTURING FACILITIES

     The Company has completed installation of equipment and components necessary to equip its recently-constructed liquid encapsulation manufacturing facility for initial production requirements, and is presently refining process parameters and debugging and validating the manufacturing processes for the FEMSOFT insert in preparation for commercially scaled production. In connection with its PMA application for the FEMSOFT insert, the FDA will inspect the Company's new liquid encapsulation manufacturing facilities, processes and record keeping systems. In addition, those same facilities will be required to undergo a separate inspection by designated representatives of the European Union for CE mark certification for the FEMSOFT insert as a condition for selling that product in the EU. The Company may encounter delays and technical difficulties, along with associated cost over-runs while seeking to obtain regulatory approval for, and beginning commercial production on the new production lines, any of which could have a material adverse effect on the Company. Additionally, there can be no assurance that the new facilities will enable the Company to produce the quantities of products required for commercialization in the United States and abroad. The inability to produce products in such quantities or to utilize such new capacity fully could have a material adverse effect on the Company.

EFFECTS OF GOVERNMENT REGULATION

     The Company's products, product development activities and manufacturing processes are subject to extensive regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction of medical devices as well as manufacturing, labeling and record keeping procedures for such products. The process of obtaining marketing clearance for new medical products from the FDA can be costly and time consuming, and there can be no assurance that such clearance will be granted timely, if at all, for the Company's products in development, or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or to expand permitted uses of existing products. Even if regulatory clearance to market a product is obtained from the FDA, this clearance may entail limitations on the indicated uses of the product. Marketing clearance can also be withdrawn by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance. The Company may be required to make further filings with the FDA under certain circumstances, such as the addition of product claims or product reformulation. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretation made by the FDA or other regulatory bodies, which may have retroactive effect, will not adversely affect the Company. The FDA and various state agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations relating to medical device manufacturing companies, including regulations concerning manufacturing, testing, quality control and product labeling practices. A determination that the Company is in material violation of such regulations could lead to the imposition of civil penalties, including fines, product recalls, product seizures, or, in extreme cases, criminal sanctions.

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

DEPENDENCE ON THIRD PARTY REIMBURSEMENT

     The Company's products are purchased by hospitals and other users, which bill various third party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care products and services provided to their patients. Payors may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established payor protocols regarding cost-efficient treatment methods, was used for an unapproved indication or was not otherwise covered. Third party payors are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices. The Company is unable to predict what changes will be made in the reimbursement methods used by third party health care payors. There can be no assurance that treatments utilizing the Company's products will be considered cost effective by third party payors, that reimbursement for such treatments will be available or, if available, that payor reimbursement levels will not adversely affect the Company's ability to sell its products on a profitable basis. Moreover, Medicare, Medicaid and private third party payors may limit reimbursement for disposable devices such as those manufactured by the Company by implementing fee schedules or by allowing reimbursement for only a fixed number of devices per month. In addition, healthcare costs have risen significantly over the past decade, and there have been and may continue to be proposals by legislators, regulators and third party payors to curb these costs. The Company is currently unable to comprehensively assess the eligibility of the FEMSOFT insert for reimbursement. Failure by users of the Company's products to obtain reimbursement from third party payors, changes in third party payors' policies towards reimbursement for the Company's products or legislative action limiting reimbursement for certain procedures or products could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS

     The Company's success may depend in part on its ability to obtain patent protection for its products and manufacturing processes, to preserve its trade secrets, and to operate without infringing the proprietary rights of third parties. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the scope of any patent protection under the Company's current patents, or under any patent the Company might obtain in the future, will exclude competitors or provide competitive advantages to the Company; that any of the Company's patents will be held valid if subsequently challenged; or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. There can be no assurance that the Company's technology, current or future products or activities will not be deemed to infringe upon the rights of others. Furthermore, there can be no assurance that others have not developed or will not develop similar products or manufacturing processes, duplicate any of the Company's products or manufacturing processes, or design around the Company's patents. The Company also relies upon unpatented trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent technology or otherwise gain access to the Company's proprietary technology or disclose such technology or that the Company can ultimately protect meaningful rights to such unpatented proprietary technology.

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

POSSIBILITY OF PRODUCT LIABILITY LITIGATION; POSSIBLE INADEQUACY OF INSURANCE

     The medical products industry is subject to substantial product liability litigation, and the Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient. Although the Company has not experienced any product liability claims to date, any such claims could have a material adverse effect on the Company, including on market acceptance of its products. The

Company maintains general insurance policies that include coverage for product liability claims. The policies are limited to an aggregate maximum of $6 million per product liability claim, with an annual aggregate limit of $7 million under the policies. The Company may require increased product liability coverage as new products are developed and commercialized. There can be no assurance that liability claims will not exceed the coverage limits of the Company's policies or that adequate insurance will continue to be available on commercially reasonable terms, if at all. A product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent upon Anthony J. Conway, the Company's Chief Executive Officer and President, and upon Philip J. Conway and Richard D. Fryar, Vice Presidents of the Company, who together perform the substantial majority of the Company's research and development efforts as well as perform various management functions. Additionally, the Company is dependent on the services of Brian J. Wierzbinski, the Company's Chief Financial Officer, as well as on the services of Randy C. Dennis, the Company's principal marketing and sales officer. The Company also depends on its ability to attract and retain additional highly qualified management and technical personnel. Additionally, the Company's future success depends on its ability to attract and retain skilled and unskilled production personnel in accordance with future sales volumes. The Company faces intense competition for qualified personnel in all of the aforementioned areas, and there can be no assurance that the Company will be able to attract and retain such personnel. The loss of the services of one or more of the current management group or the inability to hire additional personnel as needed could impair the Company's ability to commercialize and manufacture its products or to develop new products and could have a material adverse effect on the Company's business, financial condition and results of operations.

FLUCTUATIONS IN QUARTERLY FINANCIAL PERFORMANCE

     The Company may experience significant fluctuations in revenues and results of operations on a quarter to quarter basis in the future. Quarterly operating results may fluctuate due to numerous factors, including the timing of regulatory approvals, if any, of the FEMSOFT insert, the timing and level of market acceptance, if any, of the RELEASE NF catheter and FEMSOFT insert, the timing and level of expenditures associated with new product development activities, the timing and level of expenditures associated with expansion of sales and marketing activities and overall operations, the Company's ability to maintain consistently acceptable yields in the manufacture of continence care products, the success of the activities conducted under private label arrangements, changes in demand for the Company's products based on changes in third party reimbursement, competition, changes in government regulation and other factors, the timing of significant orders from and shipments to customers, and general economic conditions. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. Fluctuations in quarterly demand for products and order cancellations may adversely affect the continuity of the Company's manufacturing operations, increase uncertainty in operational planning, disrupt cash flow from operations and contribute to the volatility of the Company's stock price. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If actual revenues do not meet expectations, the Company's business, financial condition and results of operations could be materially adversely affected.

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

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's operations are not currently subject to market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks.

ITEM 8. FINANCIAL STATEMENTS


                          ROCHESTER MEDICAL CORPORATION

                              FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                                            PAGE
                                                                           -----
      Report of Independent Auditors .....................................    35

      Audited Financial Statements ....................................... 36-46

       Balance Sheets ....................................................    36

       Statements of Operations ..........................................    37

       Statement of Shareholders' Equity .................................    38

       Statements of Cash Flows ..........................................    39

       Notes to Financial Statements .....................................    40

                         REPORT OF INDEPENDENT AUDITORS





Shareholders
Rochester Medical Corporation


     We have audited the accompanying balance sheets of Rochester Medical Corporation as of September 30, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rochester Medical Corporation at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.




                                            /s/ ERNST & YOUNG LLP
                                            ERNST & YOUNG LLP

Minneapolis, Minnesota
October 23, 1998

                          ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS

                                                                       SEPTEMBER 30,
                                                               -----------------------------
                                                                   1998             1997
                                                               ------------     ------------
ASSETS

Current assets:
 Cash and cash equivalents ................................    $  2,864,922     $  1,191,428
 Marketable securities ....................................      13,545,271        3,447,461
 Accounts receivable, less allowance for doubtful accounts
  ($50,000--1998; $62,000--1997) ..........................       1,955,048        1,967,194
 Inventories ..............................................       2,209,599        1,653,733
 Prepaid expenses and other current assets ................         489,001          253,785
                                                               ------------     ------------
Total current assets ......................................      21,063,841        8,513,601
Property, plant and equipment:
 Land .....................................................         169,707          161,001
 Buildings ................................................       5,220,078        2,277,825
 Construction in progress .................................       3,373,888        5,409,591
 Equipment and fixtures ...................................       5,167,000        3,776,997
                                                               ------------     ------------
                                                                 13,930,673       11,625,414
 Less accumulated depreciation ............................      (2,510,975)      (1,855,980)
                                                               ------------     ------------
Total property, plant and equipment .......................      11,419,697        9,769,434
Patents, less accumulated amortization ($550,441--1998;
 $428,736--1997) ..........................................         252,212          330,338
                                                               ------------     ------------
Total assets ..............................................    $ 32,735,750     $ 18,613,373
                                                               ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable .........................................    $    766,304     $    457,565
 Accrued compensation .....................................         523,612          382,744
 Accrued clinical costs ...................................         294,495          410,450
 Accrued expenses .........................................         233,610          181,641
                                                               ------------     ------------
Total current liabilities .................................       1,818,021        1,432,400
Shareholders' equity:
 Common Stock, no par value:
 Authorized shares -- 20,000,000
  Issued and outstanding shares; 5,269,500--1998;
 4,133,500--1997 ..........................................      40,692,202       24,697,199
 Accumulated deficit ......................................      (9,774,473)      (7,516,226)
                                                               ------------     ------------
Total shareholders' equity ................................      30,917,729       17,180,973
                                                               ------------     ------------
Total liabilities and shareholders' equity ................    $ 32,735,750     $ 18,613,373
                                                               ============     ============

                             SEE ACCOMPANYING NOTES.

                          ROCHESTER MEDICAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                 FISCAL YEARS ENDED SEPTEMBER 30,
                                                          -------------------------------------------
                                                              1998            1997            1996
                                                          -----------     -----------     -----------
Net sales ............................................    $ 9,518,311     $ 7,615,439     $ 5,540,408
Cost of sales ........................................      6,604,201       4,869,646       3,788,584
                                                          -----------     -----------     -----------
Gross profit .........................................      2,914,110       2,745,793       1,751,824
Operating expenses:
 Marketing and selling ...............................      3,190,642       2,209,747       1,351,443
 Research and development ............................      1,384,210       1,450,883       1,181,569
 General and administrative ..........................      1,445,167       1,499,696       1,111,905
                                                          -----------     -----------     -----------
Total operating expenses .............................      6,020,019       5,160,326       3,644,917
                                                          -----------     -----------     -----------
Loss from operations .................................     (3,105,909)     (2,414,533)     (1,893,093)
Other income (expense):
 Interest income .....................................        847,662         657,622         818,387
 Interest expense ....................................             --        (341,753)       (285,166)
                                                          -----------     -----------     -----------
Net loss .............................................    $(2,258,247)    $(2,098,664)    $(1,359,872)
                                                          ===========     ===========     ===========
Net loss per common share -- basic and diluted .......    $      (.44)    $      (.51)    $      (.35)
                                                          ===========     ===========     ===========
Weighted average number of common shares
 outstanding .........................................      5,140,670       4,131,600       3,866,764
                                                          ===========     ===========     ===========

                             SEE ACCOMPANYING NOTES.

                          ROCHESTER MEDICAL CORPORATION

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                      COMMON STOCK
                                               ----------------------------     ACCUMULATED
                                                   SHARES         AMOUNT          DEFICIT           TOTAL
                                               ------------    ------------    ------------     ------------
Balance September 30, 1995 ................       2,724,000    $  7,729,518    $ (4,057,690)    $  3,671,828
 Common Stock issued in public offering ...       1,323,500      16,199,395              --       16,199,395
 Exercise of common stock warrants ........          80,000         720,000              --          720,000
 Net loss for the year ....................              --              --      (1,359,872)      (1,359,872)
                                               ------------    ------------    ------------     ------------

Balance at September 30, 1996 .............       4,127,500      24,648,913      (5,417,562)      19,231,351
 Exercise of common stock options .........           6,000          48,286              --           48,286
 Net loss for the year ....................              --              --      (2,098,664)      (2,098,664)
                                               ------------    ------------    ------------     ------------

Balance at September 30, 1997 .............       4,133,500      24,697,199      (7,516,226)      17,180,973
 Common Stock issued in public offering ...       1,125,000      15,862,253              --       15,862,253
 Exercise of common stock options .........          11,000         132,750              --          132,750
 Net loss for the year ....................              --              --      (2,258,247)      (2,258,247)
                                               ------------    ------------    ------------     ------------
Balance at September 30, 1998 .............       5,269,500    $ 40,692,202    $ (9,774,473)    $ 30,917,729
                                               ============    ============    ============     ============

                             SEE ACCOMPANYING NOTES.

                          ROCHESTER MEDICAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                  FISCAL YEARS ENDED SEPTEMBER 30,
                                                         --------------------------------------------------
                                                             1998                1997               1996
                                                         -----------         -----------        -----------
OPERATING ACTIVITIES
Net loss .............................................   $(2,258,247)        $(2,098,664)       $(1,359,872)
Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization .......................       776,699             538,523            477,682
 Changes in operating assets and liabilities:
  Accounts receivable ................................        12,146            (453,617)          (761,353)
  Inventories ........................................      (555,866)           (462,450)          (425,139)
  Other current assets ...............................      (235,216)           (169,591)           295,272
  Accounts payable ...................................       308,740            (500,386)           753,622
  Other current liabilities ..........................        76,882             597,022            126,474
                                                         -----------         -----------        -----------
Net cash used in operating activities ................    (1,874,862)         (2,549,163)          (893,314)

INVESTING ACTIVITIES
Capital expenditures .................................    (2,305,258)         (6,880,833)        (1,725,841)
Patents ..............................................       (43,579)            (66,905)           (82,452)
Purchase of marketable securities ....................   (50,871,767)        (18,388,824)       (17,220,523)
Sales and maturities of marketable securities ........    40,773,957          23,954,885          9,815,605
                                                         -----------         -----------        -----------
Net cash used in investing activities ................   (12,446,647)         (1,381,677)        (9,213,211)

FINANCING ACTIVITIES
Interest expense added to note payable ...............            --             341,826            285,000
Proceeds from sale of Common Stock ...................    15,995,003              48,286         16,919,395
Payments on long-term debt ...........................                        (3,662,451)                --
Net cash provided by (used in) financing
 activities ..........................................    15,995,003          (3,272,339)        17,204,395
                                                         -----------         -----------        -----------
Increase (decrease) in cash and cash equivalents .....     1,673,494          (7,203,179)         7,097,870
Cash and cash equivalents at beginning of period......     1,191,428           8,394,607          1,296,737
                                                         -----------         -----------        -----------
Cash and cash equivalents at end of period ...........   $ 2,864,922         $ 1,191,428        $ 8,394,607
                                                         ===========         ===========        ===========

                             SEE ACCOMPANYING NOTES.

                          ROCHESTER MEDICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


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

     MARKETABLE SECURITIES

     Marketable securities are classified as available for sale and consist of U.S. Treasury Bills and certificates of deposit. At September 30, 1998 and 1997, the market value of marketable securities approximates cost.

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

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is based on estimated useful lives of 4 - 35 years computed using the straight-line method.

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

                          ROCHESTER MEDICAL CORPORATION

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation".

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

     NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and convertible debt are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board
(FASB) issued FASB Statement No. 128, "Earnings Per Share." This statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This statement was adopted in fiscal 1998. For the years ended September 30, 1998, 1997 and 1996 there is no difference between the basic loss per share under Statement No. 128 and net loss per share as reported.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 130 "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The FASB also issued FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which significantly changes the way segment information is reported in annual financial statements and also requires selected segment information in interim financial reports to shareholders. Both statements are effective for fiscal years beginning after December 15, 1997 and, based on current circumstances, the Company does not believe the effect of adoption is material to the financial statements.

 3. ADVERTISING COSTS

     The Company incurred advertising expenses of $414,000, $185,000, and $151,000 for the years ended September 30, 1998, 1997 and 1996, respectively. All advertising costs are charged to operations as incurred.

                          ROCHESTER MEDICAL CORPORATION

 4. INVENTORIES

     Inventories are summarized as follows:

                                                                SEPTEMBER 30,
                                                         --------------------------
                                                             1998            1997
                                                         ----------      ----------
Raw materials .......................................    $1,351,628      $1,019,021
Work-in-process .....................................       630,945         504,120
Finished goods ......................................       277,059         222,592
Reserve for inventory obsolescence ..................       (50,033)        (92,000)
                                                         ----------      ----------
                                                         $2,209,599      $1,653,733
                                                         ==========      ==========

 5. SHAREHOLDERS' EQUITY

     STOCK OPTIONS

     In August 1998, the 1991 Stock Option Plan (the Plan) was amended to increase by 300,000 shares the number of shares authorized for issuance to 1,000,000 shares, subject to shareholder ratification at the Company's 1999 Annual Meeting. Under terms of the Plan, the Board of Directors may grant employee incentive stock options equal to fair market value of the Company's Common Stock or employee non-qualified options at a price which cannot be less than 85% of the fair market value. Automatic non-employee director options are also covered under the Plan, under which 1,000 shares are granted at fair market value to non-employee directors on the date of each of the Company's Annual Meetings.

     The 1995 Non-Statutory Stock Option Plan authorizes the issuance of up to 50,000 shares of Common Stock. In September 1995, Medical Advisory Board members were granted options to purchase 12,000 shares of the Company's Common Stock at an exercise price of $15.75 per share.

     Option activity is summarized as follows:

                                                 SHARES                       WEIGHTED AVERAGE
                                                RESERVED        OPTIONS        EXERCISE PRICE
                                               FOR GRANT      OUTSTANDING        PER SHARE
                                               ---------      -----------     ----------------
Balance as of September 30, 1995 .........       133,500        216,500           $  8.35
Options granted ..........................      (253,000)       253,000             14.32
Increase in authorized shares ............       400,000             --                --
                                                --------        -------

Balance as of September 30, 1996 .........       280,500        469,500             11.57
Options granted ..........................       (79,000)        79,000             17.26
Options exercised ........................            --         (6,000)            11.42
Options canceled .........................         7,500         (7,500)            15.70
                                                --------        -------

Balance as of September 30, 1997 .........       209,000        535,000             12.35
Options granted ..........................      (226,000)       226,000             14.90
Options exercised ........................            --        (11,000)            12.07
Options canceled .........................        27,000        (27,000)            14.13
Increase in authorized shares ............       300,000             --                --
                                                --------        -------

Balance as of September 30, 1998 .........       310,000        723,000           $ 13.09
                                                ========        =======

     The weighted average fair value of options granted in 1998 and 1997 was $6.87 and $6.62 per share, respectively. The exercise price of options outstanding at September 30, 1998 ranged from $6.75 to $20.00 per share as summarized in the following table:

                          ROCHESTER MEDICAL CORPORATION

 5. SHAREHOLDERS' EQUITY (CONTINUED)

                                             WEIGHTED AVERAGE
                                 NUMBER          REMAINING           NUMBER       WEIGHTED AVERAGE
                              OUTSTANDING       CONTRACTUAL       EXERCISABLE      EXERCISE PRICE
RANGE OF EXERCISE PRICES       AT 9/30/98           LIFE           AT 9/30/98        PER SHARE
--------------------------    -----------    ----------------     -----------     ----------------
$6.75 - $10.75............     199,000           4.8 years          144,000          $  7.85
13.00 - 14.75 ............     323,000           8.2 years          126,500            13.77
15.38 - 20.00 ............     201,000           8.4 years           34,000            17.17
                               -------                              -------
                               723,000           7.1 years          304,500          $ 11.35
                               =======                              =======

     The number of stock options exercisable at September 30, 1998, 1997 and 1996 was 192,750, 105,625 and 32,750 at a weighted average exercise price of $10.60, $9.75 and $8.69 per share, respectively.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.5%; volatility factor of the expected market price of the Company's common stock of .342 and a weighted average expected life of the option of seven years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                YEAR ENDED SEPTEMBER 30,
                                                  ---------------------------------------------------
                                                       1998               1997               1996
                                                  -------------      -------------      -------------
Pro forma net loss ..........................     $ (2,408,949)      $ (2,209,749)      $ (1,429,168)
Pro forma net loss per common share .........     $       (.47)      $       (.53)      $       (.37)

     These pro forma amounts may not be indicative of future years' amounts since the statement provides for a phase in of option values beginning with those granted in fiscal 1996.

     WARRANTS

     In connection with the November 1995 public offering, the Company sold to the underwriters for a nominal purchase price five-year warrants to purchase 75,000 shares of Common Stock at $14.85 per share. The warrants can be exercised any time through November 2000.

                          ROCHESTER MEDICAL CORPORATION

 6. INCOME TAXES

     Deferred income taxes are due to temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred income taxes are as follows:

                                                            SEPTEMBER 30,
                                                   ------------------------------
                                                        1998             1997
                                                   ------------      ------------
Deferred assets:
 Net operating loss ...........................    $  3,496,000      $  2,710,000
 Allowance for uncollectible accounts .........          17,000            21,000
 Inventory reserves ...........................          17,000            31,000
 Inventory capitalization .....................          46,000                --
 Accrued expenses .............................          31,000            17,000
                                                   ------------      ------------
 Subtotal .....................................       3,607,000         2,779,000
Deferred liability:
 Depreciation and amortization ................         350,000           318,000
                                                   ------------      ------------
 Net deferred income tax assets ...............       3,257,000         2,461,000
 Valuation allowance ..........................      (3,257,000)       (2,461,000)
                                                   ------------      ------------
 Net deferred income taxes ....................    $         --      $         --
                                                   ============      ============

     The Company will be subject to federal income taxes when operations become profitable. The Company's tax operating loss carryforwards of approximately $10,283,000 can be carried forward to offset future taxable income, may be limited due to changes in ownership under the net operating loss limitation rules, and expire in years 2005 through 2013.

 7. LONG-TERM DEBT

     Long-term debt consisted of a $3,000,000 convertible loan and accrued interest with ConvaTec (see Note 10). The loan was unsecured and was due August 11, 2000. Interest on the loan was payable at a rate of 9.75% at maturity together with the principal amount. On September 30, 1997, the Company repaid the note and accrued interest in its entirety.

 8. LEASES

     Rent expense from operating leases for the years ended September 30, 1998, 1997, and 1996 was $7,000, $69,000, and $60,000, respectively.

 9. RELATED PARTY TRANSACTIONS

     The Company's corporate legal counsel is the brother-in-law of the CEO and President, the Vice President of Operations and of a member of the board of directors of the Company. During the years ended September 30, 1998, 1997, and 1996, the Company incurred legal fees and expenses of approximately $71,000, $90,000, and $83,000, respectively, to such counsel for services rendered in connection with litigation and for general legal services. Management believes the fees paid for the services rendered to the Company were on terms at least as favorable to the Company as could have been obtained from an unrelated party.

     The chairman and chief executive officer of Mentor Corporation is the brother of the CEO and President, the Vice President of Operations, and a member of the board of directors of the Company.

     The Company entered into an agreement with Halcon, Inc. to purchase office furniture valued at $406,000. During the years ended September 30, 1998, 1997 and 1996, payments made under this agreement were $4,000, $316,000 and $86,000, repectively. The chief executive officer of

                          ROCHESTER MEDICAL CORPORATION

 9. RELATED PARTY TRANSACTIONS (CONTINUED)

Halcon, Inc. is a director of the Company and the brother of the CEO and President and the Vice President of Operations of the Company. Management believes that the terms of the agreement are at least as favorable to the Company as could have been obtained from an unrelated party.

     The Company contracts with Petersen Blacksmith Company for the fabrication of customized, proprietary manufacturing equipment used in the Company's automated production lines. During 1998, 1997 and 1996, the Company paid Peterson Blacksmith Company the sum of $230,997, $252,161 and $12,199, respectively. Michael Petersen, the proprietor of Petersen Blacksmith Company, is the brother-in-law of a Director and Vice President, Research and Development of the Company. Management believes that the terms of the agreement are at least as favorable to the Company as could have been obtained from an unrelated party.

10. CONVATEC AGREEMENT

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

     In April 1998, the Company and ConvaTec entered into a Revised and Restated Distribution Agreement (the "Revised Agreement") which grants ConvaTec limited territorial rights to market certain of the Company's standard male external catheter and Foley catheter products under the Convatec name. In addition to retaining worldwide marketing rights for Rochester Medical brand products, the Revised Agreement provides the Company exclusive marketing rights for its advanced products and products in development.

11. SIGNIFICANT CUSTOMERS

     Significant customers, measured as a percentage of sales, are summarized as follows:

                                                       SEPTEMBER 30,
                                                -------------------------
                                                  1998     1997     1996
                                                 ------   ------   ------

          Significant customers:
            ConvaTec .......................       25%      24%     12%
            Hollister ......................        7       10      12
            Mentor .........................       21       30      29
                                                   --       --      --
          Total ............................       53%      64%     53%
                                                   ==       ==      ==

     In May 1998, Mentor advised the Company of its intention to manufacture its own silicone male external catheters under the royalty-free license it holds from the Company, but has not specified an effective date for terminating purchases from the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1998.


ITEM 10A. EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers and directors of the Company are as follows:

NAME                       AGE   POSITION
-------------------------  ---   -----------------------------------------------

Anthony J. Conway           54   Chairman of the Board, Chief Executive Officer,
                                 President and Secretary
Philip J. Conway            42   Vice President, Operations and Director
Richard D. Fryar            51   Vice President, Research and Development and
                                  Director
Brian J. Wierzbinski        40   Chief Financial Officer, Treasurer and Director
Randy C. Dennis             45   Vice President, Marketing and Sales
Darnell L. Boehm(1)(2)      50   Director
Peter R. Conway             44   Director
Roger W. Schnobrich(1)(2)   68   Director

------------------
(1)  Member of the Compensation Committee of the Board of Directors.

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

     BRIAN J. WIERZBINSKI has served as the Company's Chief Financial Officer since February 1996, with principal responsibility for management of the Company's financial and administrative affairs. From 1986 until joining the Company in 1996, Mr. Wierzbinski was employed in various financial management capacities by Ecolab Inc., most recently as Asia Pacific Vice President, planning and control. Prior to joining Ecolab Inc., Mr. Wierzbinski was employed for six years in various audit and audit management capacities by KPMG Peat Marwick. Mr. Wierzbinski is a certified public accountant.

     RANDY C. DENNIS has served as the Company's Vice President of Marketing and Sales since July 1998, with principal responsibility for management of the Company's marketing and sales activities. From 1989 until joining the Company in 1998, Mr. Dennis was employed by Lake Region Manufacturing, Inc., a medical device manufacturer, most recently as Vice President of Marketing and Sales. From 1979 to 1989, he was employed in various marketing and sales capacities with, respectively, Medtronic Inc., Mallinkrodt, Inc., and Penwalt Corporation.

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

ITEM 10B. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1998.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)  The following financial statements are filed herewith in Item 8.

            (i) Balance Sheets as of September 30, 1998 and 1997.

           (ii) Statements of Operations for the years ended September 30, 1998, 1997 and 1996.

          (iii) Statement of Shareholders' Equity for the years ended September 30, 1996 and 1995.

           (iv) Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996.

            (v) Notes to financial statements at September 30, 1998.

  (a)(2)  Financial Statement Schedule. None

     (b)  Exhibits

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

          4.3   Amendment to the Company's 1991 Stock Option Plan as amended.*

         10.1 Employment Agreement, dated August 31, 1990 between the Company and Anthony J. Conway. (Incorporated by reference to Exhibit
                10.13 of Registrant's Registration Statement on Form S-18, Registration Number 33-36362-C).

         10.2 Employment Agreement, dated August 31, 1990 between the Company and Philip J. Conway. (Incorporated by reference to Exhibit
                10.14 of Registrant's Registration Statement on Form S-18, Registration Number 33-36362-C).

         10.3 Change of Control Agreement dated December 4, 1998, between the Company and Philip J. Conway.*

         10.4 Employment Agreement, dated August 31, 1990 between the Company and Richard D. Fryar. (Incorporated by reference to Exhibit
                10.15 of Registrant's Registration Statement on Form S-18, Registration Number 33-36362-C).

         10.5 Change of Control Agreement dated December 4, 1998, between the Company and Richard D. Fryar.*

         10.6 Employment Agreement dated February 1, 1996 between the Company and Brian J. Wierzbinski. (Incorporated by reference to Exhibit
                10.10 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996).

         10.7 Change of Control Agreement dated December 4, 1998, between the Company and Brian J. Wierzbinski.*

         10.8 Employment Agreement dated July 6, 1998 between the Company and Randy C. Dennis.*

         10.9 Change of Control Agreement dated December 4, 1998, between the Company and Randy C. Dennis.*

         10.10 Male External Catheter License, Sales and Distribution Agreement dated April 24, 1991, between the Company and Mentor Corporation. (Incorporated by reference to Exhibit 10.7 of Registrants Registration Statement on Form S-1, Registration Number 33-40934).

         10.11 Amended UF Catheter Exclusive OEM/Private Label Agreement dated March 18, 1994, between the Company and Hollister Incorporated. (Incorporated by reference to Exhibit (a)(i) of Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31,
                1994).

         10.12 First Amendment to Amended UF Catheter Exclusive OEM/Private Label Agreement dated May 7, 1997, between the Company and Hollister Incorporated. (Incorporated by reference to Exhibit
                10.13 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

         10.13 Revised and Restated Distribution Agreement, dated as of May 6, 1998, between the Company and E. R. Squibb & Sons, Inc. (through its ConvaTec division). (Incorporated by reference to Exhibit
                10.17 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

         23     Consent of Ernst & Young LLP.*

         27     Financial Data Schedule.*

------------------
*  Filed herewith.

     (c) Registrant filed no Report on Form 8-K during its fourth fiscal quarter.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of December, 1998.


                                         ROCHESTER MEDICAL CORPORATION


                                         By:      /s/ ANTHONY J. CONWAY
                                            ------------------------------------
                                                    Anthony J. Conway
                                                       PRESIDENT

     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.


         /s/ ANTHONY J. CONWAY                      Dated December 17, 1998
   --------------------------------
            Anthony J. Conway
Chairman of the Board, President and Director
      (Principal Executive Officer)


        /s/ BRIAN J. WIERZBINSKI                    Dated December 17, 1998
   --------------------------------
          Brian J. Wierzbinski
Chief Financial Officer, Treasurer and Director
      (Principal Financial Officer)


         /s/ DARNELL L. BOEHM                       Dated December 17, 1998
   --------------------------------
      Darnell L. Boehm, a Director


          /s/ PETER R. CONWAY                       Dated December 17, 1998
   --------------------------------
     Peter R. Conway, a Director


         /s/ PHILIP J. CONWAY                       Dated December 17, 1998
   --------------------------------
     Philip J. Conway, a Director


         /s/ RICHARD D. FRYAR                       Dated December 17, 1998
   --------------------------------
     Richard D. Fryar, a Director


       /s/ ROGER W. SCHNOBRICH                      Dated December 17, 1998
   --------------------------------
   Roger W. Schnobrich, a Director

                                INDEX TO EXHIBITS


EXHIBIT                                                                     PAGE
-------                                                                     ----

 4.3  Amendment to Stock Option Plan .......................................

10.3  Change of Control Agreement dated December 4, 1998 between the Company and Philip J. Conway ................................................

10.5  Change of Control Agreement dated December 4, 1998 between the Company and Richard D. Fryar. ...............................................

10.7  Change of Control Agreement dated December 4, 1998 between the Company and Brian J. Wierzbinski. ...........................................

10.8  Employment Agreement dated July 6, 1998, between the Company and Randy
       C. Dennis ...........................................................

10.9  Change of Control Agreement dated December 4, 1998 between the Company and Randy C. Dennis .................................................

23    Consent of Ernst & Young LLP .........................................

27    Financial Data Schedule ..............................................