Form 10-Q
period 1998-12-31
ROCHESTER MEDICAL CORPORATION
filed 1999-02-12
CIK 868368

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                               -----------------


                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:



                5,349,500 Common Shares as of February 9, 1999.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS



                         ROCHESTER MEDICAL CORPORATION



                              REPORT ON FORM 10-Q
                               FOR QUARTER ENDED
                               DECEMBER 31, 1998




                                                                                   PAGE
                                                                                  -----
PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)
   Balance Sheets -- December 31, 1998 and September 30, 1998 .................     3
   Statements of Operations -- Three months ended December 31, 1998 and 1997 ..     4
   Statements of Cash Flows -- Three months ended December 31, 1998 and 1997 ..     5
   Notes to Financial Statements ..............................................     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations .......................................................     7

PART II. OTHER INFORMATION ....................................................    10

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)



                         ROCHESTER MEDICAL CORPORATION

                                BALANCE SHEETS


                                                           DECEMBER 31,      SEPTEMBER 30,
                                                               1998              1998
                                                         ----------------   --------------
                                            ASSETS
CURRENT ASSETS:
 Cash and Cash Equivalents ...........................    $     123,688      $  2,864,922
 Marketable Securities ...............................       15,547,747        13,545,271
 Accounts Receivable .................................        2,108,591         1,955,048
 Inventories .........................................        2,298,210         2,209,599
 Prepaid Expenses And Other Assets ...................          233,406           489,002
                                                          -------------      ------------
  TOTAL CURRENT ASSETS ...............................       20,311,642        21,063,841

PROPERTY AND EQUIPMENT
 Land and Buildings ..................................        5,390,785         5,389,785
 Equipment and Fixtures ..............................        8,836,489         8,540,888
                                                          -------------      ------------
                                                             14,227,273        13,930,672
 Less: Accumulated Depreciation ......................       (2,755,725)       (2,510,975)
                                                          -------------      ------------
  TOTAL PROPERTY AND EQUIPMENT .......................       11,471,549        11,419,697

INTANGIBLE ASSETS
 Patents, Less Accumulated Amortization ..............          245,968           252,212
                                                          -------------      ------------
TOTAL ASSETS .........................................    $  32,029,158      $ 32,735,750
                                                          =============      ============

                              LIABILITIES ANDSHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts Payable ....................................    $     606,198      $    766,304
 Accrued Expenses ....................................          698,961         1,051,717
                                                          -------------      ------------
  TOTAL CURRENT LIABILITIES ..........................        1,305,159         1,818,021

SHAREHOLDERS' EQUITY
 Common Stock, no par value:
  Authorized -- 20,000,000
  Issued and Outstanding Shares -- 5,334,500
  -- Dec., 1998 and 5,269,500 -- Sept., 1998 .........       41,228,452        40,692,202
 Accumulated Deficit .................................      (10,504,452)       (9,774,473)
                                                          -------------      ------------
  TOTAL SHAREHOLDERS' EQUITY .........................       30,724,000        30,917,729
                                                          -------------      ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY .............    $  32,029,158      $ 32,735,750
                                                          =============      ============

Note    -- The Balance Sheet at September 30, 1998 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

                         ROCHESTER MEDICAL CORPORATION

                     STATEMENTS OF OPERATIONS (UNAUDITED)


                                             THREE MONTHS ENDED
                                                DECEMBER 31,
                                        -----------------------------
                                             1998            1997
                                        -------------   -------------
NET SALES ...........................    $2,345,995      $1,855,287
COST OF SALES .......................     1,755,960       1,271,320
                                         ----------      ----------
GROSS PROFIT ........................       590,035         583,967

COSTS AND EXPENSES:
 Marketing and Selling ..............       830,323         632,611
 Research and Development ...........       220,643         298,155
 General and Administrative .........       444,951         326,871
                                         ----------      ----------
  TOTAL OPERATING EXPENSES ..........     1,495,917       1,257,637
                                         ----------      ----------
LOSS FROM OPERATIONS ................      (905,882)       (673,670)

OTHER INCOME (EXPENSE):
 Interest Income ....................       175,903         172,652
  TOTAL OTHER INCOME (EXP) ..........       175,903         172,652
                                         ----------      ----------
NET LOSS ............................    $ (729,979)     $ (501,018)
                                         ==========      ==========

NET LOSS PER COMMON SHARE
 (Basic and Diluted) ................    $    (0.14)     $    (0.11)
                                         ==========      ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING ..........     5,288,353       4,771,163
                                         ==========      ==========

See Notes to Financial Statements

                         ROCHESTER MEDICAL CORPORATION

                     STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                         ---------------------------------
                                                              1998              1997
                                                         --------------   ----------------
OPERATING ACTIVITIES
Net Loss ..............................................    $   (729,979)    $    (501,017)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization .......................         275,639           198,312
  Changes in assets and liabilities:
   Accounts Receivable ................................        (153,543)          498,302
   Inventories ........................................         (88,611)         (315,400)
   Other Current Assets ...............................         255,596          (139,703)
   Accounts Payable ...................................        (160,106)          (35,175)
   Other Current Liabilities ..........................        (352,757)          300,401
                                                           ------------     -------------
    NET CASH (USED IN) OPERATING ACTIVITIES ...........        (953,761)            5,720
INVESTING ACTIVITY
  Capital expenditures ................................        (296,601)         (725,400)
  Patents .............................................         (24,645)           (9,195)
  Marketable Securities ...............................      (2,002,477)      (16,039,290)
                                                           ------------     -------------
    NET CASH (USED IN) INVESTING ACTIVITIES ...........      (2,323,723)      (16,773,885)
FINANCING ACTIVITIES
  Proceeds from Sale of Common Stock ..................         536,250        15,887,003
                                                           ------------     -------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES .........         536,250        15,887,003
                                                           ------------     -------------
(DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS .....................................      (2,741,234)         (881,162)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD ..................................       2,864,922         1,191,428
                                                           ------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............    $    123,688     $     310,266
                                                           ============     =============

See Notes to Financial Statements

                         ROCHESTER MEDICAL CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31, 1998


NOTE A -- BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1998 Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.


NOTE B -- EARNINGS (LOSS) PER SHARE
     The Company has adopted Financial Accounting Standards Board Statement No. 128, Earnings Per Share. This Statement replaces previously reported primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible debt. Diluted EPS is very similar to the previously reported fully diluted EPS. For the three-month periods ended December 31, 1998 and 1997, there is no difference between basic and diluted net loss per share or between basic and net loss per share as previously reported. Common equivalent shares from stock options and convertible debt are excluded as their effects are antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company develops, manufactures and markets a broad line of innovative, technologically enhanced latex-free urinary continence care products to the home care and hospital care markets. The Company markets its products under its own ROCHESTER MEDICAL(R) brand and through private label arrangements.


RESULTS OF OPERATIONS
     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.


                                                THREE MONTHS ENDED
                                                   DECEMBER 31,
                                              -----------------------
                                                 1998         1997
                                              ----------   ----------
    Net Sales
     Private Label ........................        74%         73%
     Rochester Medical Brand ..............        26%         27%
                                                  ---         ---
      Total Net Sales .....................       100%        100%
    Cost of Sales .........................        75%         69%
                                                  ---         ---
    Gross Margin ..........................        25%         31%

    Operating Expenses:
     Marketing and Selling ................        35%         34%
     Research and Development .............         9%         16%
     General and Administrative ...........        19%         17%
                                                  ---         ---
      Total Operating Expenses ............        63%         67%
    Loss From Operations ..................       (38%)       (36%)
    Interest Income (Expense) Net .........         7%          9%
                                                  ---         ---
      Net Loss ............................       (31%)       (27%)
                                                  ===         ===

FISCAL QUARTERS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

     NET SALES. Net sales increased 26% to $2,346,000 for the first quarter of fiscal 1999 from $1,855,000 for the comparable quarter last year. Sales of Rochester Medical brand products increased 25%, with strong growth in domestic sales partly offset by lower sales in international markets. Sales to private label customers increased 28%. The Company anticipates lower private label sales in future quarters due primarily to the suspension of purchases by Mentor Corporation which has elected to manufacture silicone male external catheters. As a result of anticipated lower private label sales, the Company expects overall second fiscal quarter sales to be significantly lower than the second quarter of the prior fiscal year, and also expects some effect in future periods.

     GROSS MARGIN. The Company's gross margin was 25% for the first quarter of fiscal 1999 compared with 31% for the same period last year. The current quarter's gross margin reflects costs associated with increased production capacity, which are anticipated to continue until the Company achieves sufficient sales to absorb the additional capacity. The Company anticipates that marketing and selling expenses will continue to increase in future periods as the Company focuses on the sale of Rochester Medical brand products, including its Advanced products.

     MARKETING AND SELLING. Marketing and selling expense for the current quarter increased 31% to $830,000 from $633,000 for the comparable quarter last year due to expansion of the Company's direct sales force and addition of marketing and sales management personnel.

     RESEARCH AND DEVELOPMENT. Research and development expense decreased 26% to $221,000 in the first quarter of fiscal 1999 from $298,000 for the comparable quarter last year. The decrease reflects a reduction in accruals for costs for FemSoft(R) Insert clinical trials related to stage of completion.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased 36% to $445,000 in the first quarter of fiscal 1999 from $327,000 for the comparable quarter last year. The increase in expense primarily reflects the costs of new business systems.

     INTEREST INCOME AND (EXPENSE). Interest income remained relatively constant for the comparative first quarters due to the comparability of average invested cash balances throughout the quarters.


LIQUIDITY AND CAPITAL RESOURCES
     The Company's cash, cash equivalents and marketable securities were $15,671,000 at December 31, 1998 compared with $16,410,000 at September 30, 1998. The Company used a net $954,000 of cash from operating activities during the quarter, primarily reflecting the net loss before non-cash depreciation and $513,000 of reduction in current liabilities. The Company made $297,000 of capital expenditures, and received $536,000 of proceeds upon the exercise of stock options. Changes in other asset and liability balances relate to timing of expense recognition and reflect normal operating activities.

     The Company believes that its capital resources on hand at December 31, 1998, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 1998.


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

     The Company utilizes a variety of computer programs, primarily purchased software, for its systems of manufacturing, distribution and administration. In addition, certain of the Company's plant and manufacturing equipment contains date-sensitive memory chips. The Company is presently conducting an assessment of its computer programs and equipment. The Company has made inquiries of its vendors who provide the Company with computer programs and equipment, including hardware and software used in the Company's automated manufacturing processes. The Company is also utilizing the services of a consultant to assist the Company with its assessment. Based upon results of that assessment to date and upon certifications and assurances received from its software vendors, the Company has not identified any material Year 2000 compliance issues related to its core hardware and software systems, manufacturing systems, or communications systems, and has not identified any material costs that it will be required to incur to remedy any Year 2000 compliance issues. The Company anticipates that it will be able to complete the assessment and implement any necessary modifications during calendar 1999. If for any reason, however, the ongoing assessment discovers that any of the Company's computer programs or equipment have other components that are not Year 2000 compliant and the Company is unable to implement necessary modifications on a cost-effective or timely basis, the Company could experience a significant operational issue that could have a material impact on the operations of the Company. Such impacts could include disruptions in one or more of the Company's manufacturing processes resulting in delays in production and the Company's inability to manufacture and deliver product to fulfill customer orders.

     In addition, the Company has made inquiry to each of its material suppliers, such as banks, payroll processors and vendors who must address their own Year 2000 issues. To date, none of these inquiries has identified any Year 2000 issues. The failure of these companies to be Year 2000 compliant may affect the ability of the Company, among other things, to obtain critical supplies or receive payment on outstanding invoices. Depending on the extent of such issues, this could have a material adverse effect on the Company's results of operations and liquidity.

     The Company has used its own personnel to make inquiries to vendors and to conduct the Year 2000 assessment process. Other than such personnel expenses, the Company estimates that it has spent approximately $10,000, primarily for consulting services. The Company cannot now estimate the costs it may be required to incur in order to resolve any such compliance issues which may be disclosed as a result of its assessment procedures being conducted by the Company. Specific factors that might cause such material expenditures not now anticipated by the Company include, but are not limited to, the availability and cost of trained personnel, the validity of certifications and assurances furnished by software and hardware vendors, the effectiveness of software upgrades received by the Company from its software vendors, the results of the ongoing assessment and similar uncertainties. The Company currently has no contingency plans in place in the event issues are encountered with Year 2000 compliance. The Company intends to further evaluate the status of Year 2000 compliance in March 1999 and determine at that time whether a contingency plan is necessary.


BUSINESS OUTLOOK
     The following discussion contains forward looking statements that involve risks and uncertainties, including the Company's dependence on a small number of private label customers, the uncertainty of market acceptance of the Release NF
(TM) catheter and the FemSoft(R) Insert, the risks and uncertainties associated with the Company's increased emphasis on Rochester Medical brand products, and the uncertainty of obtaining regulatory approval for the FemSoft Insert, as well as other risk factors listed from time to time in the Company's SEC reports, including, without limitation, the sections entitled "Business Outlook" and "Risk Factors" in the Company's Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 1998.

     The Company anticipates continued growth in domestic sales of Rochester Medical(R) brand products, and is refining its marketing strategies for branded products in overseas markets. The Company intends to focus its principal marketing and sales efforts on the development of branded product sales, including its Release NF (TM) anti-infection catheter and, assuming receipt of FDA approval, its FemSoft(R) Insert. The Company intends to continue to fulfill all current private label contracts, but does not intend as part of its core business strategy to actively seek new private label customers. The Company anticipates a significant decline in private label sales for the immediate future due primarily to the suspension of purchases by Mentor Corporation.

     The RELEASE NF anti-infection catheter is currently undergoing testing and evaluation at a number of hospitals, and is scheduled to begin similar evaluations at a number of other hospitals. The Company also continues its efforts to secure Group Purchasing Organization (GPO) contracts under which the Company may offer the RELEASE NF catheter to a group's member hospitals. The timing and extent of RELEASE NF catheter sales will be significantly influenced by the results of such hospital evaluations and GPO coverage for the product. The Company continues to obtain favorable scientific data from in vitro tests of the RELEASE NF catheter against clinical isolates of both multi-drug resistant and antibiotic susceptible bacteria responsible for most catheter induced urinary tract infections, including a direct comparison with a competitive infection control latex catheter.

     In January 1999, the Company submitted its Premarket Approval Application
(PMA) for the FEMSOFT Insert. The PMA is based on clinical results from extensive in-patient testing of 150 women at eight clinical centers in the United States. The clinical study shows results for 50 women who have already completed the yearlong test protocol as well as for the remainder of the test group who continue in various stages of testing. Women using the FEMSOFT Insert reported a high level of satisfaction as measured by ease of its use, comfort, and desire to continue using the device. Side effects or complications were minimal, with an overall risk of urinary tract infection of about one infection in three years. Scientifically measured Quality of Life (QOL) was significantly improved for the study participants compared to their baseline evaluation. The Company believes its FEMSOFT PMA submission conforms to the protocols agreed to by the Company and the FDA in a pre-submission meeting held in November, 1998, but the Company cannot predict the timing or results of the FDA review process. Assuming FDA approval, the Company will begin marketing the FEMSOFT Insert under the Rochester Medical brand.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not involved in any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES

        Not Applicable. The Company has made no sales of unregistered securities during the period covered by this Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                        Rochester Medical Corporation



Date: February 11, 1999                 By:     /S/ ANTHONY J. CONWAY
                                           ------------------------------------
                                                  Anthony J. Conway
                                               CHIEF EXECUTIVE OFFICER



Date: February 11, 1999                 By:     /S/ BRIAN J. WIERZBINSKI
                                           ------------------------------------
                                                  Brian J. Wierzbinski
                                                 CHIEF FINANCIAL OFFICER