Form 10-Q
period 1999-03-31
ROCHESTER MEDICAL CORPORATION
filed 1999-05-12
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              ---------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ to _______

                         Commission File Number: 0-18933

                          ROCHESTER MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)


         MINNESOTA                                              41-1613227
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                          ONE ROCHESTER MEDICAL DRIVE,
                             STEWARTVILLE, MN 55976
                    (Address of principal executive offices)

                                 (507) 533-9600
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES __X__  NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   5,349,500 Common Shares as of May 10, 1999.

                                TABLE OF CONTENTS

                          ROCHESTER MEDICAL CORPORATION


                               REPORT ON FORM 10-Q
                                FOR QUARTER ENDED
                                 MARCH 31, 1999

                                                                                                         PAGE
                                                                                                         ----

PART I.   FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

           Balance Sheets-- March 31, 1999 and September 30, 1998 ..........................              3

           Statements of Operations -- Three months ended March 31, 1999 and
             1998; Six months ended March 31, 1999 and 1998 ................................              4

           Statements of Cash Flows-- Six months ended March 31, 1999 and 1998 .............              5

           Notes to Financial Statements ...................................................              6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...........................................................              7

PART II.  OTHER INFORMATION ................................................................             12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS

                                                            MARCH 31,      SEPTEMBER 30,
                                                               1999            1998
                                                          ------------     ------------
                                 ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents .........................    $  6,178,924     $  2,864,922
   Marketable Securities .............................       9,050,881       13,545,271
   Accounts Receivable ...............................         908,132        1,955,048
   Inventories .......................................       2,672,028        2,209,599
   Prepaid Expenses and Other Assets .................         503,558          489,001
                                                          ------------     ------------
            TOTAL CURRENT ASSETS .....................      19,340,523       21,063,841

PROPERTY AND EQUIPMENT
   Land and Buildings ................................       5,309,785        5,389,784
   Equipment and Fixtures ............................       9,001,495        8,540,888
                                                          ------------     ------------
                                                            14,392,280       13,930,672
   Less: Accumulated Depreciation ....................      (3,000,475)      (2,510,975)
                                                          ------------     ------------
         TOTAL PROPERTY AND EQUIPMENT ................      11,391,805       11,419,697

INTANGIBLE ASSETS
   Patents, Less Accumulated Amortization ............         229,224          252,212
                                                          ------------     ------------
TOTAL ASSETS .........................................    $ 30,961,552       32,735,750
                                                          ============     ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable ..................................    $    490,481          766,304
   Accrued Expenses ..................................         622,754        1,051,717
                                                          ------------     ------------
            TOTAL CURRENT LIABILITIES ................       1,113,235        1,818,021

SHAREHOLDERS' EQUITY
   Common Stock, no par value:
   Authorized -- 20,000,000
           Issued and Outstanding Shares-- 5,349,500
           -- Mar., 1999 and 5,260,500-- Sept., 1998 .      41,352,202       40,692,202
   Accumulated Deficit ...............................     (11,503,885)      (9,774,473)
                                                          ------------     ------------
            TOTAL SHAREHOLDERS' EQUITY ...............      29,848,317       30,917,729

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY .............    $ 30,961,552       32,735,750
                                                          ============     ============

Note -- The Balance Sheet at September 30, 1998 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     MARCH 31,                      MARCH 31,
                                            ---------------------------     ---------------------------
                                                1999            1998            1999            1998
                                            -----------     -----------     -----------     -----------
NET SALES ..............................    $ 1,381,318     $ 2,422,683     $ 3,727,312     $ 4,277,970
COST OF SALES ..........................      1,083,775       1,653,062       2,839,734       2,924,381
                                            -----------     -----------     -----------     -----------

GROSS PROFIT ...........................        297,543         769,621         887,578       1,353,589

COSTS AND EXPENSES:
   Marketing and Selling ...............        724,672         655,741       1,554,996       1,288,355
   Research and Development ............        288,475         424,314         509,117         722,469
   General and Administrative ..........        465,713         388,170         910,663         715,045
                                            -----------     -----------     -----------     -----------
            TOTAL OPERATING EXPENSES ...      1,478,860       1,468,225       2,974,776       2,725,869

                                            -----------     -----------     -----------     -----------
LOSS FROM OPERATIONS ...................     (1,181,317)       (698,604)     (2,087,198)     (1,372,280)

OTHER INCOME (EXPENSE):
   Interest Income .....................        181,884         231,791         357,786         404,442
                                            -----------     -----------     -----------     -----------

   TOTAL OTHER INCOME (EXP) ............        181,884         231,791         357,786         404,442

NET LOSS ...............................    $  (999,433)    $  (466,813)    $(1,729,412)    $  (967,838)
                                            ===========     ===========     ===========     ===========

NET LOSS PER COMMON SHARE
(Basic and Diluted) ....................    $     (0.19)    $     (0.09)    $     (0.33)    $     (0.19)
                                            ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING ............................      5,344,556       5,261,500       5,316,146       5,013,637
                                            ===========     ===========     ===========     ===========


See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                     SIX MONTHS ENDED
                                                                                         MARCH 31,
                                                                               -----------------------------
                                                                                   1999            1998
                                                                               -----------     -------------
OPERATING ACTIVITIES
   Net Loss ...............................................................    $(1,729,412)    $   (967,838)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................        551,277          355,476

   Changes in assets and liabilities:
   Accounts Receivable ....................................................      1,046,916          458,030
   Inventories ............................................................       (462,429)        (425,236)
   Other Current Assets ...................................................        (41,557)         (79,801)
   Accounts Payable .......................................................       (275,822)        (161,457)
   Other Current Liabilities ..............................................       (428,963)          (2,974)
                                                                               -----------     ------------

            NET CASH (USED IN) OPERATING ACTIVITIES .......................     (1,339,990)        (823,800)

INVESTING ACTIVITY
   Capital Expenditures ...................................................       (461,607)      (1,048,918)
   Patents ................................................................        (38,791)         (23,452)
   Marketable Securities ..................................................      4,494,390      (14,535,854)
                                                                               -----------     ------------

   NET CASH (USED IN) INVESTING ACTIVITIES ................................      3,993,992      (15,608,224)
                                                                               -----------     ------------
FINANCING ACTIVITIES
   Proceeds from Sale of Common Stock .....................................        660,000       15,887,003
                                                                               -----------     ------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES ..............................        660,000       15,887,003

(DECREASE) INCREASE IN CASH
         AND CASH EQUIVALENTS .............................................      3,314,002         (545,022)

CASH AND CASH EQUIVALENTS AT
         BEGINNING OF PERIOD ..............................................      2,864,922        1,191,428

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................    $ 6,178,924     $    646,406
                                                                               ===========     ============

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1998 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.


NOTE B -- EARNINGS (LOSS) PER SHARE

The Company has adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." This Statement replaces previously reported primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible debt. Diluted EPS is very similar to the previously reported fully diluted EPS. For the six-month periods ended March 31, 1999 and 1998, there is no difference between basic and diluted net loss per share or between basic and net loss per share as previously reported. Common equivalent shares from stock options and convertible debt are excluded as their effects are antidilutive.

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

                                                               Three Months              Six Months
                                                                  Ended                    Ended
                                                                 March 31,                March 31,
                                                               ------------             ------------
                                                               1999    1998             1999    1998
                                                               ----    ----             ----    ----

         Total Net Sales...............................        100%    100%             100%     100%
         Cost of Sales.................................         78%     68%              76%      68%
                                                               ----    ----             ----    ----
                  Gross Margin.........................         22%     32%              24%      32%

         Operating Expenses
                  Marketing and Selling................         52%     27%              42%      30%
                  Research and Development.............         21%     18%              14%      17%
                  General and Administrative...........         34%     16%              24%      17%
                                                               ----    ----             ----    ----
         Total Operating Expenses......................        107%     61%              80%      64%

         Loss From Operations..........................        (86%)   (29%)            (56%)    (32%)
         Interest Income (Expense) Net.................         13%     10%              10%       9%
                                                               ----    ----             ----    ----
         Net Loss......................................        (72%)   (19%)            (46%)    (23%)
                                                               ====    ====             ====    ====

  THREE MONTH AND SIX MONTH PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998

     NET SALES. Net sales for the second quarter of fiscal 1999 decreased 43% to $1,381,000 from $2,423,000 for the comparable quarter of last fiscal year. The sales decrease resulted from significantly lower private label sales, due primarily to the discontinuation of orders from Mentor Corporation. Sales of Rochester Medical brand products in the second quarter of fiscal 1999 were substantially the same versus the comparable quarter of last fiscal year, with increased domestic sales of Rochester Medical brand products offset by lower sales in international markets. The decrease in international sales is due primarily to lower sales to international distributors.

      Net sales for the six months ended March 31, 1999 decreased 13% to $3,727,000 from $4,278,000 for the comparable six-month period of last fiscal year. Primary factors leading to the decline in six-month sales results are the lower private label sales in the second quarter and comparably lower international sales throughout the current six-month period.

     Because of the decrease in net sales during the six-month period ended March 31, 1999 and the continuing effects of the discontinuation of Mentor sales, the Company expects that total net sales for fiscal 1999 will be lower than last year, and that its net loss for fiscal 1999 also will increase as a result of lower sales levels. This expectation does not take into account any significant sales contribution from the RELEASE NF(TM) catheter, the timing of which will depend in part on the timing and results of on-going product evaluations by potential customers.

     GROSS MARGIN. The Company's gross margin as a percentage of net sales for the second quarter of fiscal 1999 was 22% compared to 32% for the comparable quarter of last fiscal year. The current quarter's margin reflects costs associated with increased production capacity as well as the impact of decreased production rates related to lower sales in the current quarter. Costs associated with increased capacity are anticipated to continue until the Company achieves sufficient sales to absorb the additional capacity.

      The Company's gross margin as a percentage of net sales for the six months ended March 31, 1999 was 24% compared to 32% for the comparable six-month period of last fiscal year. Factors related to the decline in the six-month margin are generally consistent with those discussed above for the current quarter.

     MARKETING AND SELLING. Marketing and selling expense for the second quarter of fiscal 1999 increased 10% to $725,000 from $656,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is due to increased selling activities of the Company's domestic field sales force as part of the Company's sales campaign for the RELEASE NF(TM) catheter and the addition of marketing and sales management personnel. The Company anticipates that marketing and selling expenses will increase in future periods as the Company expands its promotional and market development activities related to Rochester Medical brand products, particularly the Company's RELEASE NF(TM) catheter and FEMSOFT(R) INSERT.

     Marketing and selling expense for the six months ended March 31, 1999 increased 21% to $1,555,000 from $1,289,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

     RESEARCH AND DEVELOPMENT. Research and development expense for the second quarter of fiscal 1999 decreased 32% to $288,000 from $424,000 for the comparable quarter of last fiscal year. The decrease in research and development expense primarily reflects a reduction in accruals for costs of the FEMSOFT(R) INSERT clinical trials related to stage of completion.

     Research and development expense for the six months ended March 31, 1999 decreased 30% to $509,000 from $722,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

     GENERAL AND ADMINISTRATIVE. General and administrative expense for the second quarter of fiscal 1999 increased 20% to $466,000 from $388,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is related to upgrading of business systems and general increases in administrative support costs.

     General and administrative expense for the six months ended March 31, 1999 increased 27% to $911,000 from $715,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

     INTEREST INCOME. Interest income for the second quarter of fiscal 1999 decreased 22% to $182,000 from $232,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current quarter due to the utilization of cash for operations and capital expenditures.

     Interest income for the six months ended March 31, 1999 decreased 11% to $358,000 from $404,000 for the comparable six-month period of last fiscal year. The decrease reflects a comparatively lower average level of invested cash balances for the current quarter as discussed above.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and marketable securities were $15,230,000 at March 31, 1999 compared with $16,410,000 at September 30, 1998.
  The Company used a net $1,339,000 of cash from operating activities during the quarter, primarily reflecting the net loss before non-cash depreciation.

     During the six-month period ended March 31, 1999, the Company's working capital position, excluding cash and marketable securities, decreased by a net $162,000. Accounts receivable balances decreased 54% or $1,047,000 during this period as a result of receivable collections and lower sales in the current quarter. Inventories increased 21% or $462,000 during the recent six-month period, which management expects will be absorbed by future customer orders. Current liabilities decreased 39% or $705,000 during the recent six-month period, reflecting a reduction in raw material purchase volumes related to lower sales levels and payment of clinical trial and accrued compensation obligations. Changes in other asset and liability balances during the recent six-month period related to timing of expense recognition.

     The Company believes that its capital resources on hand at March 31, 1999, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 1998.

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

     The Company utilizes a variety of computer programs, primarily purchased software, for its systems of manufacturing, distribution and administration. The Company has made inquiries of its vendors who provide the Company with computer programs and equipment, including hardware and software used in the Company's automated manufacturing processes. The Company has also utilized the services of an outside consultant to assist the Company with an inventory and assessment of its computer programs and equipment and the implementation of a Year 2000 remediation plan. The Company has completed the inventory and assessment phases of its Year 2000 review. Based upon results of this review to date and upon certifications and assurances received from its software vendors, the Company has not identified any material Year 2000 compliance issues related to its core hardware and software systems, manufacturing systems, or communications systems. The Company anticipates that it will be able to implement its Year 2000 remediation plan by July 1, 1999 at an estimated total cost of $100,000, including costs associated with the replacement of computer hardware and software and consulting services to implement the same. In addition, once its year 2000 remediation plan has been implemented, the Company intends to test its software programs to verify that these programs are Year 2000 compliant.

     If for any reason the Company's ongoing Year 2000 review discovers that any of the Company's computer programs or equipment have other components that are not Year 2000 compliant and the Company is unable to implement necessary modifications on a cost-effective or timely basis, the Company could experience a significant operational issue that could have a material impact on the operations of the Company. Such impacts could include disruptions in one or more of the Company's manufacturing processes resulting in delays in production and the Company's inability to manufacture and deliver product to fulfill customer orders.

     In addition, the Company has made inquiry to each of its material suppliers, such as banks, payroll processors and vendors who must address their own Year 2000 issues. To date, none of these inquiries has identified any definite Year 2000 issues. The failure of these companies to be Year 2000 compliant may affect the ability of the Company, among other things, to obtain critical supplies or receive payment on outstanding invoices. Depending on the extent of such issues, this could have a material adverse effect on the Company's results of operations and liquidity.

     The Company has used its own personnel to make inquiries to vendors and to conduct the Year 2000 assessment process. Other than such personnel expenses, the Company estimates that it has spent approximately $15,000, primarily for outside consulting services, which services included a general assessment of the Company's computer hardware and software needs, in addition to an assessment of Year 2000 issues. Although the Company estimates that the total cost of its Year 2000 review will not exceed $100,000, specific factors that might require material expenditures not now anticipated by the Company include, but are not limited to, the availability and cost of trained personnel, the validity of certifications and assurances furnished by software and hardware vendors, the effectiveness of software upgrades received by the Company from its software vendors, the results of the ongoing Year 2000 review and similar uncertainties.

     Based upon the results of the inventory and assessment phases of its year 2000 review, the Company believes that any Year 2000 issues will not have a material effect on the Company's business and a contingency plan is not necessary at this time. However, the Company intends to develop contingency plans, as appropriate, once it has completed testing of its software programs following implementation of the Company's Year 2000 remediation plan. Moreover, the Company intends to follow up with its material suppliers and establish contingency plans where Year 2000 compliance on the part of these suppliers cannot be assured.

  FORWARD-LOOKING STATEMENTS

     Statements other than historical information contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "predict," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the lack and uncertainty of regulatory approval or market acceptance for the Company's products in development, primarily the FEMSOFT(R) INSERT; the uncertainty of market acceptance of the RELEASE NF(TM) catheter and the FEMSOFT(R) INSERT; the risks associated with the Company's expanded reliance on sales of Rochester Medical brand products as well as other risk factors listed from time to time in the Company's SEC reports, including, without limitation, the sections entitled "Business Outlook" and "Risk Factors" in the Company's Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 1998.


                           PART II. OTHER INFORMATION


  ITEM 1.         LEGAL PROCEEDINGS

                  The Company is not a party to any material legal proceedings.


  ITEM 2.  CHANGES IN SECURITIES

                  Not Applicable.


  ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its annual meeting on February 4, 1999, in Minneapolis, Minnesota. The Company solicited proxies and filed its definitive proxy statement with the Commission pursuant to Regulation 14A. The matters voted upon at the meeting and the votes cast were as follows:

     (a)          ELECTION OF DIRECTORS

                                       For          Withhold Authority
                                       ---          ------------------

         Darnell L. Boehm           4,462,135              503,034

         Anthony J. Conway          4,462,235              502,934

         Peter R. Conway            4,462,135              503,034

         Philip J. Conway           4,462,235              502,934

         Richard D. Fryar           4,462,235              502,934

         Roger W. Schnobrich        4,462,135              503,034

         Brian J. Wierzbinski       4,462,235              502,934

         (b)      Approval of Amendment to Stock Option Plan

                  For: 2,660,300        Against: 873,611        Abstain: 14,503

                  Not Voted: 1,416,755

         (c)      Approval of Ernst & Young as Accountants

                  For: 4,936,431        Against: 2,300         Abstain: 26,438

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

                                       ROCHESTER MEDICAL CORPORATION


  Date:  May 12, 1999                  By:  /s/ Anthony J. Conway
                                            ------------------------
                                                Anthony J. Conway
                                                CHIEF EXECUTIVE OFFICER


  Date:  May 12, 1999                  By:  /s/ Brian J. Wierzbinski
                                            ------------------------------
                                                Brian J. Wierzbinski
                                                CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX
                                  -------------

                                                                     Page
                                                                     ----

  27     Financial Data Schedule