Form 10-Q
period 1999-06-30
ROCHESTER MEDICAL CORPORATION
filed 1999-08-13
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         ________________ to _______________

                         Commission File Number: 0-18933

                          ROCHESTER MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                    MINNESOTA                           41-1613227
         State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)


         ONE ROCHESTER MEDICAL DRIVE,
                STEWARTVILLE, MN                           55976
   (Address of principal executive offices)              (Zip Code)

                                 (507) 533-9600
              (Registrant's telephone number, including area code)


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

                  5,349,500 Common Shares as of August 9, 1999.

                                TABLE OF CONTENTS

                          ROCHESTER MEDICAL CORPORATION


                               REPORT ON FORM 10-Q
                                FOR QUARTER ENDED
                                  JUNE 30, 1999

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

       Balance Sheets -- June 30, 1999 and September 30, 1998 .................3

       Statements of Operations -- Three months ended June 30, 1999 and 1998;
         Nine months ended June 30, 1999 and 1998 .............................4

       Statements of Cash Flows -- Nine months ended June 30, 1999 and 1998 ...5

       Notes to Financial Statements ..........................................6

     Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations ..............................................7

     Item 3. Quantitative and Qualitative Disclosures about Market Risk ......11

PART II. OTHER INFORMATION ...................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS

                                                                          JUNE 30,       SEPTEMBER 30,
                                                                            1999             1998
                                                                       -------------     -------------
                                 ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents ......................................    $   6,243,545     $   2,864,922
   Marketable Securities ..........................................        8,077,002        13,545,271
   Accounts Receivable ............................................        1,096,358         1,955,048
   Inventories ....................................................        2,358,306         2,209,599
   Prepaid Expenses and Other Assets ..............................          234,663           489,001
                                                                       -------------     -------------
            TOTAL CURRENT ASSETS ..................................       18,009,874        21,063,841

PROPERTY AND EQUIPMENT
   Land and Buildings .............................................        5,390,785         5,389,784
   Equipment and Fixtures .........................................        9,117,500         8,540,888
                                                                       -------------     -------------
                                                                          14,508,285        13,930,672
   Less: Accumulated Depreciation .................................       (3,116,966)       (2,510,975)
                                                                       -------------     -------------
             TOTAL PROPERTY AND EQUIPMENT .........................       11,391,319        11,419,697

INTANGIBLE ASSETS
   Patents, Less Accumulated Amortization .........................          205,945           252,212
                                                                       -------------     -------------
TOTAL ASSETS ......................................................    $  29,607,138        32,735,750
                                                                       =============     =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable ...............................................    $     406,863           766,304
   Accrued Expenses ...............................................          584,823         1,051,717
                                                                       -------------     -------------
                TOTAL CURRENT LIABILITIES .........................          991,686         1,818,021

SHAREHOLDERS' EQUITY
   Common Stock, no par value:
   Authorized -- 20,000,000
                Issued and Outstanding Shares -- 5,349,500
                -- Jun., 1999 and 5,269,500 -- Sept., 1998 ........       41,352,202        40,692,202
   Accumulated Deficit ............................................      (12,736,750)       (9,774,473)
                                                                       -------------     -------------
                TOTAL SHAREHOLDERS' EQUITY ........................       28,615,452        30,917,729

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ..........................    $  29,607,138        32,735,750
                                                                       =============     =============

Note -- The Balance Sheet at September 30, 1998 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                       JUNE 30,                 NINE MONTHS ENDED JUNE 30,
                                             -----------------------------     -----------------------------
                                                 1999             1998             1999             1998
                                             ------------     ------------     ------------     ------------
NET SALES ...............................    $  1,733,368     $  2,488,842     $  5,460,680     $  6,766,812
COST OF SALES ...........................       1,375,701        1,744,229        4,215,435        4,668,609
                                             ------------     ------------     ------------     ------------

GROSS PROFIT ............................         357,667          744,613        1,245,245        2,098,203

COSTS AND EXPENSES:
   Marketing and Selling ................       1,068,347          951,475        2,623,344        2,239,826
   Research and Development .............         238,877          339,370          747,994        1,061,840
   General and Administrative ...........         458,084          407,613        1,368,746        1,122,658
                                             ------------     ------------     ------------     ------------
         TOTAL OPERATING EXPENSES .......       1,765,308        1,698,458        4,740,084        4,424,324

                                             ------------     ------------     ------------     ------------
LOSS FROM OPERATIONS ....................      (1,407,641)        (953,845)      (3,494,839)      (2,326,121)

OTHER INCOME (EXPENSE):
   Interest Income ......................         174,776          226,344          532,562          630,786
                                             ------------     ------------     ------------     ------------

   TOTAL OTHER INCOME (EXP) .............         174,776          226,344          532,562          630,786
                                             ------------     ------------     ------------     ------------

NET LOSS ................................    $ (1,232,865)    $   (727,501)    $ (2,962,277)    $ (1,695,335)
                                             ============     ============     ============     ============
NET LOSS PER COMMON SHARE
(Basic and Diluted) .....................    $      (0.23)    $      (0.14)    $      (0.56)    $      (0.33)
                                             ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING ...............       5,349,500        5,264,489        5,327,264        5,097,255
                                             ============     ============     ============     ============


See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                                JUNE 30,
                                                                     -----------------------------
                                                                         1999             1998
                                                                     ------------     ------------
OPERATING ACTIVITIES
   Net Loss .....................................................    $ (2,962,277)    $ (1,695,335)

Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization ................................         698,656          587,293

   Changes in assets and liabilities:
   Accounts Receivable ..........................................         858,689          212,646
   Inventories ..................................................        (148,707)        (368,616)
   Other Current Assets .........................................         254,339          (36,543)
   Accounts Payable .............................................        (359,439)         120,003
   Other Current Liabilities ....................................        (466,894)           4,797
                                                                     ------------     ------------

         NET CASH (USED IN) OPERATING ACTIVITIES ................      (2,125,633)      (1,175,755)

INVESTING ACTIVITY
   Capital Expenditures .........................................        (577,612)      (1,772,069)
   Patents ......................................................         (46,401)         (33,991)
   Sales (Purchases) of Marketable Securities, Net ..............       5,468,269      (10,390,025)
                                                                     ------------     ------------

   NET CASH (USED IN) INVESTING ACTIVITIES ......................       4,844,256      (12,196,085)

                                                                     ------------     ------------
FINANCING ACTIVITIES
   Proceeds from Sale of Common Stock ...........................         660,000       15,995,003
                                                                     ------------     ------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES ....................         660,000       15,995,003

(DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS ........................................       3,378,623        2,623,163

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD .........................................       2,864,922        1,191,428

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................    $  6,243,545     $  3,814,591
                                                                     ============     ============


See Notes to Financial Statement

                          ROCHESTER MEDICAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1999


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1998 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30,1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.


NOTE B -- EARNINGS (LOSS) PER SHARE

The Company has adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." This Statement replaces previously reported primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible debt. Diluted EPS is very similar to the previously reported fully diluted EPS. For the nine-month periods ended June 30, 1999 and 1998, there is no difference between basic and diluted net loss per share or between basic and net loss per share as previously reported. Common equivalent shares from stock options and convertible debt are excluded as their effects are antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

                                          Three Months         Nine Months
                                             Ended                Ended
                                            June 30,             June 30,
                                        ----------------     ---------------
                                        1999       1998      1999      1998
                                        -----      -----     -----     -----

Total Net Sales ..................      100%       100%      100%       100%
Cost of Sales ....................       79%        70%       77%        69%
                                        -----      -----     -----     -----
    Gross Margin .................       21%        30%       23%        31%

Operating Expenses
    Marketing and Selling ........       62%        38%       48%        33%
    Research and Development .....       14%        14%       14%        16%
    General and Administrative ...       26%        16%       25%        17%
                                        -----      -----     -----     -----
Total Operating Expenses .........      102%        68%       87%        66%

Loss From Operations .............      (81%)      (38%)     (64%)      (34%)
Interest Income (Expense) Net ....       10%         9%       10%         9%
                                        -----      -----     -----     -----
Net Loss .........................      (71%)      (29%)     (54%)      (25%)
                                        =====      =====     =====     =====

THREE MONTH AND NINE MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     NET SALES. Net sales for the third quarter of fiscal 1999 decreased 30% to $1,733,000 from $2,489,000 for the comparable quarter of last fiscal year. The sales decrease resulted from significantly lower private label sales, due primarily to the discontinuation of orders from Mentor Corporation and lower sales to ConvaTec. Sales of Rochester Medical brand products in the third quarter of fiscal 1999 were higher than the comparable quarter of last fiscal year, with increases in both domestic and international sales.

     Net sales for the nine months ended June 30, 1999 decreased 19% to $5,460,680 from $6,766,812 for the comparable nine-month period of last fiscal year. Primary factors leading to the decline in nine-month sales results are the lower private label sales and comparably lower international sales during the first half of the current fiscal year.

     Because of the decrease in net sales during the nine-month period ended June 30, 1999 and the continuing effects of the discontinuation of Mentor sales, the Company expects that total net sales for fiscal 1999 will be lower than last year, and that its net loss for fiscal 1999 also will increase as a result of lower sales levels.

     GROSS MARGIN. The Company's gross margin as a percentage of net sales for the third quarter of fiscal 1999 was 21% compared to 30% for the comparable quarter of last fiscal year. The current quarter's margin reflects costs associated with underutilized production capacity due to lower sales. Costs associated with increased capacity are anticipated to continue until the Company achieves sufficient sales to absorb the additional capacity.

     The Company's gross margin as a percentage of net sales for the nine months ended June 30, 1999 was 23% compared to 31% for the comparable nine-month period of last fiscal year. Factors related to the decline in the nine-month margin are generally consistent with those discussed above for the current quarter.

     MARKETING AND SELLING. Marketing and selling expense for the third quarter of fiscal 1999 increased 12% to $1,068,000 from $951,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is due to promotional activities as part of the Company's sales campaign for the RELEASE NF(TM) catheter. The Company anticipates that marketing and selling expenses will increase in future periods as the Company expands its promotional and market development activities related to Rochester Medical brand products, particularly the Company's RELEASE NF(TM) catheter and FEMSOFT(R) INSERT.

     Marketing and selling expense for the nine months ended June 30, 1999 increased 17% to $2,623,000 from $2,240,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.

     RESEARCH AND DEVELOPMENT. Research and development expense for the third quarter of fiscal 1999 decreased 30% to $239,000 from $339,000 for the comparable quarter of last fiscal year. The decrease in research and development expense primarily reflects a reduction in accruals for costs of the FemSoft(R) Insert clinical trials related to stage of completion.

     Research and development expense for the nine months ended June 30, 1999 decreased 30% to $748,000 from $1,062,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.

     GENERAL AND ADMINISTRATIVE. General and administrative expense for the third quarter of fiscal 1999 increased 12% to $458,000 from $408,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is related to upgrading of business systems and general increases in administrative support costs.

     General and administrative expense for the nine months ended June 30, 1999 increased 22% to $1,369,000 from $1,123,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.

     INTEREST INCOME. Interest income for the third quarter of fiscal 1999 decreased 23% to $175,000 from $226,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current quarter due to the utilization of cash for operations and capital expenditures.

     Interest income for the nine months ended June 30, 1999 decreased 16% to $533,000 from $631,000 for the comparable nine-month period of last fiscal year. The decrease reflects a comparatively lower average level of invested cash balances for the current quarter as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and marketable securities were $14,321,000 at June 30, 1999 compared with $16,410,000 at September 30, 1998.
The Company used a net $2,126,000 of cash from operating activities during the quarter, primarily reflecting the net loss before non-cash depreciation.

     During the nine-month period ended June 30, 1999, the Company's working capital position, excluding cash and marketable securities, decreased by a net $138,000. Accounts receivable balances decreased 44% or $859,000 during this period as a result of receivable collections and lower sales in the current quarter. Inventories increased 7% or $149,000 during the recent nine-month period, which management expects will be absorbed by future customer orders. Other current assets decreased 52% or $254,000 during the recent nine-month period as a result of the collection of miscellaneous receivables. Current liabilities decreased 45% or $826,000 during the recent nine-month period, reflecting a reduction in raw material purchase volumes related to lower sales levels and payment of clinical trial and accrued compensation obligations. Changes in other asset and liability balances during the recent nine-month period related to timing of expense recognition.

     The Company believes that its capital resources on hand at June 30, 1999, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 1998.

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer programs which were written using two digits rather than four to determine the applicable year. The Year 2000 issue may also affect computer chips embedded in computer hardware and machinery, which process data-sensitive information. Any computer programs and hardware or equipment that have date-sensitive software or chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions to operations, including temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company utilizes a variety of computer programs, primarily purchased software, for its systems of manufacturing, distribution and administration. The Company has made inquiries of its vendors who provide the Company with computer programs and equipment, including hardware and software used in the Company's automated manufacturing processes. The Company has also utilized the services of an outside consultant to assist the Company with an inventory and assessment of its computer programs and equipment and the implementation of a Year 2000 remediation plan. The Company has completed the inventory, assessment and implementation phases of its Year 2000 review. Based upon results of this review to date and upon certifications and assurances received from its software vendors, the Company has not identified any material Year 2000 compliance issues related to its core hardware and software systems, manufacturing systems, or communications systems. The Company has implemented its Year 2000 remediation plan at a total cost of approximately $75,000, including costs associated with the replacement of computer hardware and software and consulting services to implement the same. Now that the year 2000 remediation plan has been implemented, the Company intends to test its software programs to verify that these programs are Year 2000 compliant.

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

     Based upon the results of the inventory, assessment and implementation phases of its year 2000 review, the Company believes that any Year 2000 issues will not have a material effect on the Company's business and a contingency plan is not necessary at this time. However, the Company intends to develop contingency plans, as appropriate, once it has completed testing of its software programs. Moreover, the Company intends to follow up with its material suppliers and establish contingency plans where Year 2000 compliance on the part of these suppliers cannot be assured.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceedings.


ITEM 2. CHANGES IN SECURITIES

        Not Applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             27     Financial Data Schedule


        (b)   Reports on Form 8-K:

                  None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ROCHESTER MEDICAL CORPORATION


Date: August 12, 1999                  By: /s/ Anthony J. Conway
                                           ---------------------------
                                           Anthony J. Conway
                                           CHIEF EXECUTIVE OFFICER


Date: August 12, 1999                  By: /s/ Brian J. Wierzbinski
                                           ---------------------------
                                           Brian J. Wierzbinski
                                           CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

                                                                           Page
                                                                           ----

27    Financial Data Schedule