Form 10-K
period 1999-09-30
ROCHESTER MEDICAL CORPORATION
filed 1999-12-17
CIK 868368

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

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

                         COMMON STOCK WITHOUT PAR VALUE

                                -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The issuer's revenues for its most recent fiscal year were $7,340,870.

The aggregate market value of voting stock held by non-affiliates based upon the closing Nasdaq sale price on November 8, 1999 was $36,482,000.

Number of shares outstanding on December 10, 1999 was 5,349,500 Common Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for its February 2, 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

                                     PART I


ITEM 1. BUSINESS

OVERVIEW

     Rochester Medical Corporation (the "Company") develops, manufactures and markets a broad line of innovative, technologically enhanced latex-free urinary continence and urine drainage management care products to the home care and acute/extended care markets. The Company's home care products include its FEMSOFT(R) INSERT, a soft, liquid-filled, conformable urethral insert for managing female stress urinary incontinence in adult females, a line of male external catheters for managing male urinary incontinence and a line of intermittent catheters for managing male and female urinary retention. The Company's acute/extended care products include a line of standard Foley catheters and the advanced RELEASE-NF (TM) CATHETER, an antibacterial Foley catheter for the prevention of hospital acquired urinary tract infection ("UTI").

     The Company markets its products under its own ROCHESTER MEDICAL(R) brand through a direct field sales force in the United States and independent distributors in international markets. The Company also supplies its products to several large medical product companies for sale under brands owned by these companies.

THE CONTINENCE CARE MARKET

     Urinary dysfunction affects approximately 11 million women and two million men in the United States. Urinary dysfunction can be characterized as either incontinence or retention. Urinary incontinence is the inability to control one's urinary function, leading to involuntary and frequent urine leakage from the bladder. Urinary retention is the inability to voluntarily, spontaneously and completely empty one's bladder.

     Approximately $15 billion is spent annually in the United States for the medical treatment and management of urinary dysfunction. Of this amount, the Company estimates that $3 billion is spent annually on management products and devices and the remainder is spent on institutionalization and medical treatments, including surgery, pharmaceuticals and behavior therapies.

     In hospitals and certain other acute care settings, it is often necessary for medical professionals to monitor and manage the urinary functions of patients using a Foley catheter. The Company estimates that sales of Foley catheters and related accessories in the United States are currently approximately $240 million per year. The regular use of Foley catheterization is associated with hospital acquired UTI, which is primarily caused by bacteria that migrate through the urethra along the outside of Foley catheters into the bladder. Hospital acquired UTI has been shown to have a significant impact on increasing morbidity and mortality of hospitalized patients. The cost of treating these infections is estimated at approximately $1 billion annually in the United States.

     The Company believes that approximately 90% of the Foley catheters sold worldwide are made of latex. Although latex has certain attractive physical characteristics and cost advantages, latex contains natural proteins and allergens that may irritate and damage the surrounding tissue. Healthcare providers now recognize that latex can also cause allergic reactions that may be life-threatening for some patients. Concerns about latex allergies among healthcare workers and the general population have also increased in recent years. As a result, healthcare institutions are increasingly attempting to limit their workers' and patients' exposure to latex, and some are establishing entirely latex-free operating rooms. New FDA rules now require labeling of latex medical devices to warn of possible allergic reactions. The rules require that all medical devices containing natural rubber latex be labeled with the warning, "Caution: This Product Contains Natural Rubber Latex Which May Cause Allergic Reactions." The new rules also require deletion of labeling claims stating that latex medical devices are hypoallergenic.

HOME CARE PRODUCTS

     MALE EXTERNAL CATHETERS. The Company's male external catheters are self-care, disposable devices for managing male urinary incontinence. The Company manufactures and markets three models of silicone male external catheters: the ULTRAFLEX(R), "POP-ON"(R) and WIDE BAND(R) catheters. The UltraFlex catheter has adhesive positioned midway down the catheter sheath. The "POP-ON" catheter has a sheath that is shorter than that of a standard male external catheter and has adhesive applied to the full length of the sheath. It is designed to accommodate patients who require shorter-length external catheters. The Company's WIDE BAND self-adhering male external catheter has an adhesive band which extends over the full length of the sheath, providing approximately 70% more adhesive coverage than other male external catheters currently marketed. The WIDE BAND catheter is designed to reduce adhesive failure and the resulting leakage, which is a common complaint among users of male external catheters.

     All models of the Company's male external catheters are produced in five sizes for better patient fit. The Company's male external catheters are made from silicone, a non-toxic and biocompatible material that eliminates the risks of latex-related skin irritation. Silicone catheters are also odor free and have greater air permeability than catheters made from other materials, including latex. Air permeability reduces skin irritation and damage from catheter use and thereby increases patient comfort. The Company's silicone catheters are transparent, permitting visual skin inspection without removal of the catheters and aiding proper placement of the catheters. The Company's catheters also have a kink-proof funnel design to ensure uninterrupted urine flow. The self-adhering technology of the Company's catheters simplifies application of the catheters and provides a strong bond to the skin for greater patient confidence and improved wear.

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

     PERSONAL CATHETER(TM). The Company's PERSONAL CATHETER is a disposable intermittent catheter manufactured from two different silicones, with a stiff core catheter tube and a softer outer cover. This construction provides sufficient stiffness for ease of insertion, while the softer cover is designed to reduce tissue irritation during insertion. The Company produces the PERSONAL CATHETER in three lengths for male, female and pediatric use and multiple diameters.

     FEMSOFT INSERT. The FEMSOFT INSERT is a disposable device for the management of stress urinary incontinence in active women. It is a soft, conformable urethral insert that assists the female urethra and bladder neck to control the involuntary loss of urine. The device can be simply inserted, worn and removed for voiding by most women. It requires no inflation, deflation, syringes or valving mechanisms.

     The Company believes the FEMSOFT INSERT will provide significant advantages in the management of female stress incontinence. The FEMSOFT INSERT is a minimally invasive device that provides a patient with effective control of her urinary function and eliminates the need for collection bags and pads or liners that can cause embarrassment, restrict mobility and compromise lifestyle. In addition, the soft, liquid-filled silicone membrane of the FEMSOFT INSERT has been designed to conform to the irregular shape of the urethra and follow the movements of the urethra during normal activities, thereby reducing leakage without chafing or abrasion of the delicate tissues of the urethra.

     The FEMSOFT INSERT is a prescription device that requires a woman to visit her physician. The physician will fit the patient with the proper size and instruct the patient on proper application of the FEMSOFT INSERT.

     The Company received U.S. Food and Drug Administration ("FDA") approval of the FEMSOFT INSERT Premarket Approval ("PMA") application on September 30, 1999. The Company expects to begin commercial introduction of the FEMSOFT INSERT during the second quarter of fiscal 2000.

ACUTE/EXTENDED CARE PRODUCTS

     RELEASE-NF CATHETER. The Company's RELEASE-NF CATHETER is a silicone Foley catheter that has been designed to reduce the incidence of hospital acquired UTI. Using patented technology, the RELEASE-NF CATHETER incorporates nitrofurazone, an effective broad-spectrum antibacterial agent, into the structure of the catheter permitting sustained release of a controlled dosage directly into the urinary tract to prevent the onset of infection. The RELEASE-NF CATHETER received marketing authorization from the FDA in January 1998 pursuant to a 510(k) premarket notification submission. Clinical trials, funded by the Company, have demonstrated that use of the RELEASE-NF CATHETER yielded a six-fold reduction in the incidence of hospital acquired UTI compared to use of a silicone, non-medicated Foley catheter. Study patients were catheterized for one to five days, a period that is typical of approximately 90% of all hospital Foley catheterizations. The RELEASE-NF CATHETER was well-tolerated by the patients using it, and no complications or attributable side-effects were observed.

     FOLEY CATHETERS. The Company offers Foley catheters in a standard two lumen version for urinary drainage management and in a three lumen version for irrigation of the urinary tract. These Foley catheters are available in all standard adult and pediatric sizes. All of the Company's silicone Foley catheters eliminate the risk of the allergic reactions and tissue irritation and damage associated with latex Foley catheters. The Company's Foley catheters are transparent which enables healthcare professionals to observe urine flow. Unlike the manufacturing processes used by producers of competing silicone Foley catheters, in which the balloon is made separately and attached by hand in a separate process involving gluing, the Company's automated manufacturing processes allow the Company to integrate the balloon into the structure of the Foley catheter, resulting in a smoother, more uniform exterior that may help reduce irritation to urinary tissue.

     The Company's standard Foley catheters are packaged sterile in single catheter strips and sold under the ROCHESTER MEDICAL brand and under private label arrangements. In addition, the Company sells its standard Foley catheters in bulk under private label arrangements for packaging in kits with tubing, collection bags and other associated materials.

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

MARKETING AND SALES

     To date, the majority of the Company's revenues have been derived from sales of its male external catheters and standard Foley catheters to medical products companies for resale under brands owned by such companies. In fiscal 1999, the Company experienced a significant reduction in sales under these arrangements due to one customer that switched to its own production of silicone male external catheter and another customer that significantly reduced its order volume. These private label arrangements, however, are likely to continue to account for a significant portion of the Company's revenues in the foreseeable future, particularly in international markets where the Company does not maintain a direct sales presence.

     The Company sells its products in the United States under the ROCHESTER MEDICAL brand name through a nine-person direct sales force. This sales force is organized into six regions across the country and is primarily responsible for sales of the Company's products other than the FEMSOFT INSERT. The primary markets for the Company's products are individual hospitals and healthcare institutions, distributors and extended care facilities.

     The Company is planning a phased introduction of FEMSOFT INSERT in three metropolitan areas, Denver, Detroit and Iowa City, including the Quad-Cities of Iowa and Illinois, which were among the primary clinical study locations for the insert. The nine-person sales force will be expanded to include a staff dedicated to marketing and selling the FEMSOFT INSERT. The marketing of the FEMSOFT INSERT will require significant physician and clinician education efforts and substantial media advertising to consumers. The Company has formed a distribution and customer service program for the FEMSOFT INSERT with Healthcare Delivery Systems ("HDS"), a business unit of McKesson Corporation. Under this program, HDS will administer a centralized resource center for customer service, product information and nationwide distribution of the FEMSOFT INSERT.

     The Company relies on arrangements with medical product companies and independent distributors to sell the Company's products in Europe and other international markets. These arrangements are conducted under the ROCHESTER MEDICAL brand name and under brands controlled by the medical product companies.

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

     The Company maintains a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance and quality control test methods. The Company has obtained ISO 9001 certification and CE mark quality system certification for its Foley catheter, male external catheter, and FEMSOFT INSERT production lines.

     The Company's manufacturing facility has been designed to accommodate the specialized requirements for the manufacture of medical devices, including the FDA's requirements for Quality System Regulation ("QSR").

SOURCES OF SUPPLY

     The Company obtains certain raw materials and components for a number of its products from a sole supplier or limited number of suppliers. The loss of such a supplier or suppliers, or a material interruption of deliveries from such a supplier or suppliers, could have a material adverse effect on the Company. The Company believes that in most, if not all, cases the Company has identified other potential suppliers. In the event that the Company had to replace a supplier, however, the Company may be required to repeat biocompatibility and other testing of its products using the material from the new supplier and may be required to obtain additional regulatory clearances.

RESEARCH AND DEVELOPMENT

     The Company believes that its ability to add new products to its existing continence care product lines is important to the Company's future success. Accordingly, the Company is engaged in ongoing research and development to develop and introduce new products which provide additional features and functionality. In the future, consistent with market opportunities and the Company's financial and personnel resources, the Company intends to perform clinical studies for other of its products in development.

     Research and development expense for fiscal years 1999, 1998 and 1997, was $1,052,000, $1,384,000 and $1,451,000, respectively.

COMPETITION

     The continence care market is highly competitive. The Company believes that the primary competitive factors include price, product quality, technical capability, breadth of product line and distribution capabilities. The Company's ability to compete is affected by its product development and innovation capabilities, its ability to obtain regulatory clearances, its ability to protect the proprietary technology of its products and manufacturing processes, its marketing capabilities, its ability to attract and retain skilled employees, and, for products sold in managed care environments, its ability to maintain current distribution relationships, to establish new distribution relationships and to secure participation in purchase contracts with group purchasing organizations. The Company believes that it will be important for the Company to differentiate its products in order to attract large customers, such as distributors, dealers, institutions and home care organizations.

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

     The Company competes directly for sales of continence care devices under the Company's own brand with larger, multi-product medical device manufacturers and distributors such as ConvaTec, C.R. Bard, Inc., Maersk Medical, Kendall Healthcare Products Company, Hollister and Mentor. Many of the competitive alternative products or therapies to the Company's products are distributed by larger competitors including Johnson & Johnson Personal Products Company, Kimberly-Clark Corporation and Proctor & Gamble Company (for adult diapers and absorbent pads), and C.R. Bard, Inc. (for injectable materials). Many of the Company's competitors, potential competitors and providers of alternative products or therapies have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than the Company. It is possible that other large healthcare and consumer products companies may enter this market in the future. Furthermore, academic institutions, governmental agencies and other public and private research organizations will continue to conduct research, seek patent protection and establish arrangements for commercializing products in this market. Such products may compete directly with products which may be offered by the Company.

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

     The Company owns 17 United States patents and a number of corresponding foreign patents that generally relate to certain of the Company's catheters and devices and certain of the

Company's production processes. In addition, the Company owns a number of pending United States and corresponding foreign patent applications. The Company may file additional patent applications for certain of the Company's current and proposed products and processes in the future.

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

     The Company received FDA marketing authorization for its FEMSOFT INSERT on September 30, 1999 pursuant to a PMA. As a condition of FDA approval of the Company's PMA filing based on interim clinical study results, the Company will be required to complete the current clinical study of the FEMSOFT INSERT and submit the additional data to the FDA for its further consideration to determine whether such approval should be continued. There can be no assurance that these additional data will be sufficient in the FDA's opinion to permit continued marketing of the device even though the PMA filing for the FEMSOFT INSERT was initially approved by the FDA. All of the Company's other marketed products have received FDA marketing authorization pursuant to 510(k) notifications.

     The Company is also required to register with the FDA as a medical device manufacturer. As such, the Company's manufacturing facilities are inspected on a routine basis for compliance with QSR. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to design, manufacturing, testing and quality control activities. As a medical device manufacturer, the Company is further required to comply with FDA requirements regarding the reporting of adverse events associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. FDA regulations also govern product labeling and can prohibit a manufacturer from marketing an approved device for unapproved applications. If the FDA believes that a manufacturer is not in compliance with the law, it can institute enforcement proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the manufacturer, its officers and employees.

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

     Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences may affect the efficiency and timeliness of international market introduction of the Company's products. For countries in the European Union ("EU"), medical devices must display a CE mark before they may be imported or sold. In order to obtain and maintain the CE mark, the Company must comply with the Medical Device Directive and pass an initial and annual facilities audit inspections to ISO 9001 by an EU inspection agency. The Company has obtained ISO 9001 quality system certification for the CE mark for its currently marketed standard products and the FEMSOFT INSERT. The Company is pursuing CE mark certification for the RELEASE-NF CATHETER. In order to maintain certification, if granted, the Company will be required to pass annual facilities audit inspections conducted by EU inspectors. There can be no assurance, however, that the Company will be able to obtain or maintain all necessary regulatory approvals or clearances, including CE mark certification, for its products in foreign countries.

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

THIRD PARTY REIMBURSEMENT

     In the United States, healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, Medicaid, private health insurance plans and managed care organizations, to reimburse all or a portion of the cost of the devices. The Medicare program is funded and administered by the federal government, while the Medicaid program is jointly funded by the federal government and the states, which administer the program under general federal oversight. The Company believes its currently marketed products, including the RELEASE-NF CATHETER, are generally eligible for coverage under these third party reimbursement programs. The Company is currently in the process of assessing eligibility of the FEMSOFT INSERT for reimbursement. The competitive position of certain of the Company's products may be partially dependent upon the extent of reimbursement for its products.

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

PRIVATE LABEL DISTRIBUTION AGREEMENTS

     CONVATEC. In April 1998, the Company and ConvaTec entered into a Revised and Restated Distribution Agreement (the "Revised ConvaTec Agreement"), which grants ConvaTec certain rights to market the Company's Foley catheters and male external catheters under the ConvaTec brand. The Revised ConvaTec Agreement provides, subject to certain existing obligations and limitations, that the Company will not appoint any other private label distributor for silicone male external catheters in Central America, South America, Australia, Japan, New Zealand, South Africa, Israel, Iran, Iraq, Lebanon, Oman, Saudi Arabia, Syria, United Arab Emirates and Yemen. ConvaTec has non-exclusive rights to distribute the Company's products in other markets.

     The Revised ConvaTec Agreement does not include any minimum purchase requirements or require that ConvaTec market any or all of the Company's products. The ConvaTec Agreement also provides in the event that the Company is unable to supply ConvaTec's requirements for products under certain circumstances, ConvaTec will have a license to the Company's technologies for purposes of manufacturing such products for ConvaTec.

     The Revised ConvaTec Agreement has an initial term expiring April 30, 2006, and may be renewed for successive annual extensions thereafter. Either party may terminate the Revised ConvaTec Agreement upon the other party's material breach of the Revised ConvaTec Agreement, bankruptcy or insolvency, or inability to perform under the Revised ConvaTec Agreement for a period of more than six months.

     Sales of products to ConvaTec represented 16% of the Company's revenues in fiscal 1999 and 25% of revenues in fiscal 1998.

     HOLLISTER. The Company is the exclusive supplier of Hollister's requirements of self-adhering non-latex male external catheters which Hollister resells under its own brand. As a part of its agreement with Hollister, the Company has agreed to restrict its ability to sell self-adhering non-silicone male external catheters on a private label basis to other manufacturers and distributors for distribution outside of the United States and Canada. The term of the agreement commenced May 1, 1998 and expires April 30, 2002. During that period, Hollister is subject to a minimum purchase requirement of four million non-silicone catheters at the rate of at least one million catheters per year. Sales of products to Hollister represented 7% of the Company's revenues in fiscal 1999 and 7% of revenues in fiscal 1998.

     MENTOR. The Company has sold silicone male external catheters to Mentor pursuant to a Male External Catheter License, Sales and Distribution Agreement, as modified in September 1995 (the "MEC Agreement"). In fiscal 1999, Mentor discontinued purchases of male external catheters from the Company under the MEC Agreement after it began to manufacture its own silicone male external catheters. The Company does not anticipate that Mentor will resume any material purchases under the MEC Agreement in fiscal 2000. Sales of products to Mentor represented 10% of the Company's revenues in fiscal 1999 and 21% of revenues in fiscal 1998.

EMPLOYEES

     As of September 30, 1999, the Company employed 135 full-time employees, of whom 98 were in manufacturing, and the remainder in marketing and sales, research and development and administration. The labor market for medical device manufacturing personnel has tightened in Minnesota, and particularly in the Rochester area where the Company's manufacturing facilities are located. This has resulted in upward pressure on wages for production workers but has not, to date, adversely affected the Company's ability to hire and retain capable manufacturing personnel. The Company is not a party to any collective bargaining agreement and believes its employee relations are good.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of December 20, 1999 are as follows:

NAME                    AGE   POSITION
----                    ---   --------
Anthony J. Conway       55    Chairman of the Board, Chief Executive Officer,
                              President and Secretary
Brian J. Wierzbinski    41    Executive Vice President, Chief Financial Officer,
                              and Treasurer
Philip J. Conway        43    Vice President, Production Technologies
Richard D. Fryar        52    Vice President, Research and Development
Dara Lynn Horner        41    Vice President, Marketing

     ANTHONY J. CONWAY, a founder of the Company, has served as Chairman of the Board, Chief Executive Officer, President and Secretary of the Company since May 1988. In addition to his duties as Chief Executive Officer, Mr. Anthony Conway actively contributes to the Company's research and development and design activities. From 1979 to March 1988, he was President, Secretary and Treasurer of Arcon Corporation ("Arcon"), a company that he co-founded in 1979 to develop, manufacture and sell latex-based male external catheters and related medical devices. Prior to founding Arcon, Mr. Anthony Conway worked for twelve years for International Business Machines Corporation ("IBM") in various research and development capacities. Mr. Anthony Conway is one of the named inventors on numerous patent applications that have been assigned to the Company, of which to date 17 have resulted in issued United States patents.

     BRIAN J. WIERZBINSKI has served as the Company's Chief Financial Officer since February 1996, as its Treasurer since September 1997, as a Director since February 1998 and as its

Executive Vice President since August 1999. Since February 1996, Mr. Wierzbinski has had principal responsibility for management of the Company's financial and administrative activities, and since August 1999, Mr. Wierzbinski has also had primary functional responsibility for the Company's sales and production activities. From 1986 until joining the Company in 1996, Mr. Wierzbinski was employed in various financial and financial management capacities by Ecolab, Inc., most recently as Asia Pacific Vice President, planning and control. Prior to joining Ecolab, Mr. Wierzbinski was employed for six years in various audit and audit management capacities by KPMG Peat Marwick. Mr. Wierzbinski is a certified public accountant.

     PHILIP J. CONWAY, a founder of the Company, has served as Vice President of Production Technologies of the Company since August 1999 and as a Director of the Company since May 1988. From 1988 to July 1999, Mr. Philip Conway served as Vice President of Operations of the Company. Mr. Philip Conway is responsible for plant design as well as new product and production processes, research, design and development activities. From 1979 to March 1988, Mr. Philip Conway served as Plant and Production Manager of Arcon, a company that he co-founded. Prior to joining Arcon, Mr. Philip Conway was employed in a production supervisory capacity by AFC Corp., a manufacturer and fabricator of fiberglass, plastics and other composite materials. He is one of the named inventors on numerous patent applications that have been assigned to the Company, of which to date 17 have resulted in issued United States patents.

     RICHARD D. FRYAR, a founder of the Company, has served as Vice President, Research and Development and as a director of the Company since May 1988. Mr. Fryar is responsible for overseeing the Company's research and development and regulatory affairs activities. From 1984 to March 1988, Mr. Fryar was employed by Arcon, a company that he co-founded, in research and development capacities. From 1969 to 1984, he was employed by IBM in various research and development capacities. He is one of the named inventors on numerous patent applications that have been assigned to the Company, of which to date 17 have resulted in issued United States patents.

     DARA LYNN HORNER has served as Marketing Director for the Company's FEMSOFT INSERT product line since November 1998, and as Vice President of Marketing of the Company since November 1999. Ms. Horner has principal responsibility for management of the Company's marketing activities. From 1990 until joining the Company in 1998, Ms. Horner was employed by Lake Region Manufacturing, Inc., a medical device manufacturer, most recently as Marketing Director. From 1980 to 1998, she was employed in various marketing and sales capacities with, respectively, Medtronic, Inc., West Central Tribune, and Blue Cross-Blue Shield of Minnesota.

     Messrs. Anthony J. Conway, Philip J. Conway and Peter R. Conway, a director of the Company, are brothers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is quoted on the Nasdaq National Market under the symbol ROCM. The following table sets forth, for the periods indicated, the range of high and low last sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                    HIGH           LOW
                                                  --------       -------
     FISCAL 1998
        First Quarter ..........................  $ 17.875      $ 11.875
        Second Quarter .........................    16.000        13.125
        Third Quarter ..........................    15.375        14.000
        Fourth Quarter .........................    15.000         8.000

     FISCAL 1999
        First Quarter ..........................  $ 15.250      $  9.625
        Second Quarter .........................    15.500         9.250
        Third Quarter ..........................    12.250         9.500
        Fourth Quarter .........................    12.313         8.375

HOLDERS

     As of December 10, 1999, the Company had 121 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own Common Stock in nominee or street name.

     The Company has paid no cash dividends on its Common Stock, and it does not intend to pay cash dividends on its Common Stock in the future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company as of September 30, 1999 and 1998 and for the three fiscal years ended September 30, 1999, 1998 and 1997 are derived from, and should be read together with, the financial statements of the Company audited by Ernst & Young LLP, independent auditors, included elsewhere in this Form 10-K. The following selected financial data as of September 30, 1997, 1996 and 1995 and for the fiscal years ended September 30, 1996 and 1995 are derived from audited financial statements not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

                                                            FISCAL YEARS ENDED SEPTEMBER 30,
                                           -----------------------------------------------------------------
                                              1999          1998          1997          1996          1995
                                           ---------     ---------     ---------     ---------     ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statements of Operations Data:
 Net sales ............................    $   7,341     $   9,518     $   7,615     $   5,540     $   3,131
 Cost of sales ........................        5,602         6,604         4,869         3,788         2,448
                                           ---------     ---------     ---------     ---------     ---------
  Gross profit ........................        1,739         2,914         2,746         1,752           683
Operating expenses:
 Marketing and selling ................        3,944         3,191         2,210         1,351           858
 Research and development .............        1,052         1,384         1,451         1,182           358
 General and administrative ...........        1,863         1,445         1,499         1,112           766
                                           ---------     ---------     ---------     ---------     ---------
  Total operating expenses ............        6,859         6,020         5,160         3,645         1,982
                                           ---------     ---------     ---------     ---------     ---------
Loss from operations ..................       (5,120)       (3,106)       (2,414)       (1,893)       (1,299)
Interest income .......................          719           848           657           818            56
Interest expense ......................           --            --          (342)         (285)          (68)
                                           ---------     ---------     ---------     ---------     ---------
Net loss ..............................    $  (4,401)    $  (2,258)    $  (2,099)    $  (1,360)    $  (1,311)
                                           =========     =========     =========     =========     =========
Net loss per common share --
 basic and diluted ....................    $    (.83)    $    (.44)    $    (.51)    $    (.35)    $    (.49)
Weighted average number of
 common shares outstanding ............        5,333         5,141         4,132         3,867         2,682

                                                                   AS OF SEPTEMBER 30,
                                           -----------------------------------------------------------------
                                              1999          1998          1997          1996          1995
                                           ---------     ---------     ---------     ---------     ---------
                                                                     (IN THOUSANDS)
Balance Sheet Data:
 Cash, cash equivalents and
  Marketable securities ...............    $  13,246     $  16,410     $   4,639     $  17,408     $   2,905
 Working capital ......................       15,486        19,245         7,081        18,861         4,348
 Total assets .........................       28,702        32,736        18,613        23,888         7,163
 Long-term debt .......................           --            --            --         3,321         3,036
 Accumulated deficit ..................      (14,175)       (9,774)       (7,516)       (5,418)       (4,058)
                                           ---------     ---------     ---------     ---------     ---------
 Total shareholders' equity ...........    $  27,177     $  30,918     $  17,181     $  19,231     $   3,672


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements other than historical information contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "predict," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. The forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" below.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales:

                                                 FISCAL YEARS ENDED
                                                    SEPTEMBER 30,
                                              ------------------------
                                              1999      1998      1997
                                              ----      ----      ----
       Total net sales .....................   100%      100%      100%
       Cost of sales .......................    76        69        64
                                               ---       ---       ---
       Gross margin ........................    24        31        36
       Operating expenses:
        Marketing and selling ..............    54        34        29
        Research and development ...........    14        15        19
        General and administrative .........    26        15        20
                                               ---       ---       ---
       Total operating expenses ............    94        64        68
       Loss from operations ................   (70)      (33)      (32)
       Interest income, net ................    10         9         4
                                               ---       ---       ---
       Net loss ............................   (60)%     (24)%     (28)%
                                               ===       ===       ===

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED
  SEPTEMBER 30, 1998

     NET SALES. Net sales decreased 23% to $7.3 million in fiscal 1999 from $9.5 million in the prior fiscal year. Domestic sales decreased 31% in fiscal 1999 from the prior fiscal year, with growth of 41% in ROCHESTER MEDICAL brand product sales offset by a 50% decline in sales to domestic private label customers, primarily Mentor and ConvaTec. International sales decreased 6% in fiscal 1999 from the prior fiscal year compared with the prior year, with 45% growth in European markets offset by a 25% decline in all other international markets.

     GROSS MARGIN. The Company's gross margin was 24% in fiscal 1999 compared to 31% in fiscal 1998. The fiscal 1999 margin primarily reflects costs associated with continuing underutilized production capacity due to lower sales. Costs associated with increased capacity are anticipated to continue until such time as, if ever, the Company achieves sufficient sales to absorb the additional capacity.

     MARKETING AND SELLING. Marketing and selling expense increased 24% to $3.9 million in fiscal 1999 from $3.2 million in fiscal 1998. The increase in expense is due to promotional activities for the RELEASE-NF CATHETER and market introduction preparation for the FEMSOFT INSERT. The Company anticipates that marketing and selling expenses will increase in future periods as the Company expands its promotional and market development activities related to Rochester Medical brand products, particularly the Company's FEMSOFT INSERT.

     RESEARCH AND DEVELOPMENT. Research and development expense decreased 24% to $1.1 million in fiscal 1999 from $1.4 million in fiscal 1998. The decrease in research and development expense primarily reflects a reduction in accruals for costs of the FEMSOFT INSERT clinical trials related to stage of completion.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased 29% to $1.9 million in fiscal 1999 from $1.4 million in fiscal 1998. The increase in general and administrative expense is related to upgrading of business systems, including the Year 2000 compliance program, and general increases in administrative support costs.

     INTEREST INCOME. Interest income decreased 15% to $719,000 in fiscal 1999 from $848,000 in fiscal 1998. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current quarter due to the utilization of cash for operations and capital expenditures.

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

     GROSS MARGIN. The Company's gross margin was 31% in fiscal 1998 compared to 36% for fiscal 1997. The gross margin rate has been adversely impacted by expansion of production facilities and support operations, shift in product mix toward lower margin products and increases in production wage rates. The Company expects continued downward pressure on gross margins in future periods associated with additional depreciation and other capacity expansion and production scale-up costs. The trend of reduced margins is expected to continue until such time, if ever, the Company is able to increase utilization of the expanded manufacturing facilities, and increase sales levels of its higher margin RELEASE-NF CATHETER product line.

     MARKETING AND SELLING. Marketing and selling expense increased 44% to $3.2 million in fiscal 1998 from $2.2 million in fiscal 1997. The increased expense is due primarily to market introduction costs for the RELEASE-NF CATHETER, expansion of the domestic field sales force and costs associated with the addition of two new sales and marketing management personnel.

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

     INTEREST INCOME (EXPENSE), NET. Net interest income increased to $848,000 in fiscal 1998 compared to $316,000 in fiscal 1997. The increase in net interest income in fiscal 1998 is a result of investment of net proceeds from the Company's November 1997 public stock offering and repayment of a convertible note to ConvaTec (See "Liquidity and Capital Resources").

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

     The Company's cash, cash equivalents and marketable securities were $13.2 million at September 30, 1999 compared with $16.4 million at September 30, 1998. The Company used a net $3.0 million of cash from operating activities during the year, primarily reflecting the net loss before non-cash depreciation.

     During fiscal 1999, the Company's working capital position, excluding cash and marketable securities, decreased by a net $596,000. Accounts receivable balances decreased 30% or $585,000 during the fiscal year as a result of receivable collections and lower sales. Inventories decreased by 7% or $162,000 during the year, which management expects will be temporarily offset by increased stocking under the Year 2000 contingency plan. Other current assets decreased 29% or $141,000 as a result of the collection of miscellaneous receivables. Current liabilities decreased 16% or $293,000 during the year, reflecting a reduction in raw material purchase volumes related to lower sales levels and payment of clinical trial obligations. Changes in other asset and liability balances related to timing of expense recognition.

     In December 1999, the Board of Directors authorized a stock repurchase program. Up to one million shares of the Company's outstanding common stock may be repurchased under the program. Purchases may be made from time to time at prevailing prices in the open market and through other customary means. No time limit has been placed on the duration of the stock repurchase program and it may be conducted over an extended period of time as business and market conditions warrant. The Company also may discontinue the stock repurchase program at any time. The repurchased shares will be available for reissuance pursuant to employee stock option plans and for other corporate purposes. The Company intends to fund such repurchases with currently available funds.

     Although the Company believes that its existing resources and anticipated cash flows from operations will be sufficient to satisfy its capital needs for approximately the next two years, there can be no assurance that the Company will not require additional financing before that time. The Company's actual liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of sales and marketing activities; the amount of revenues from sales of the Company's existing and new products; changes in, termination of, and the success of, existing and new distribution arrangements; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; the cost and progress of the Company's research and development efforts; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to the Company, if at all.

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer programs which were written using two digits rather than four to determine the applicable year. The Year 2000 issue may also affect computer chips embedded in computer hardware and machinery, which process date-sensitive information. Any computer programs and hardware or equipment that have date-sensitive software or chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions to operations, including temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company utilizes a variety of computer programs, primarily purchased software, for its systems of manufacturing, distribution and administration. The Company has made inquiries of its vendors who provide the Company with computer programs and equipment, including hardware and software used in the Company's automated manufacturing processes. The Company has also utilized the services of an outside consultant to assist the Company with an inventory and assessment of its computer programs and equipment and the implementation of a Year 2000 remediation plan. The Company has completed the inventory, assessment, implementation and testing phases of its Year 2000 review. Based upon results of this review to date and upon certifications and assurances received from its software and other vendors, the Company has not identified any material Year 2000 compliance issues related to its core hardware and software systems, manufacturing systems, or communications systems. The Company has implemented its Year 2000 remediation plan at a total cost of approximately $85,000, including costs associated with the replacement of PC computer hardware and software and consulting services to implement the same.

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

     The Company has used its own personnel to make inquiries to vendors and to conduct the Year 2000 assessment process. While the Company's Year 2000 compliance program is essentially completed, and although the Company estimates that the total cost of its Year 2000 review will not exceed $100,000, specific factors that might require material expenditures not now anticipated by the Company include, but are not limited to, the availability and cost of trained personnel, the validity of certifications and assurances furnished by software and hardware vendors, the effectiveness of software upgrades received by the Company from its software vendors, the results of the ongoing Year 2000 review and similar uncertainties. The Company has made contingency plans to provide reasonable assurance as to continued supply of key materials and services, where appropriate, from its key vendors.


                                  RISK FACTORS

UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS

     Much of the Company's ability to increase revenues and to achieve profitability and positive cash flow will depend on the successful introduction of new products, primarily the RELEASE-NF CATHETER and the FEMSOFT INSERT. Both of these products represent new methods for urinary continence care. There can be no assurance that these products will gain any significant degree of market acceptance among physicians, healthcare payors and patients. Market acceptance of these products, if it occurs, may require lengthy hospital evaluations and/or the training of numerous physicians and clinicians, which could delay or dampen any such market acceptance. Moreover, approval of reimbursement for the Company's products, competing products or alternative medical treatments, and the Company's pricing policies will be important factors in determining market acceptance of these products. Any of the foregoing factors, or other factors, could limit or detract from market acceptance of these products. Insufficient market acceptance of these products could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH MARKETING AND SALES OF ROCHESTER MEDICAL BRAND PRODUCTS

     The Company's success will depend on its ability to overcome established market positions of competitors and to establish its own market presence under the ROCHESTER MEDICAL brand name. One of the challenges facing the Company in this respect is the Company's ability to compete with companies that offer a wider array of products to hospitals and medical care institutions, distributors and end users. The Company may also find it difficult to sell its products due to the limited recognition of its brand name.

LIMITED REVENUES; HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES

     The Company has generated only limited revenues to date and has experienced net losses since its inception. Net losses for the fiscal years ended September 30, 1997, 1998 and 1999 were $2.1 million, $2.3 million and $4.4 million, respectively. The Company had an accumulated deficit of approximately $14.2 million at September 30, 1999. The Company's ability to increase revenues and achieve profitability and positive cash flow will depend in part upon the Company's ability to complete development of, and/or successfully introduce, new products, particularly the RELEASE-NF CATHETER and FEMSOFT INSERT, of which there can be no assurance. The Company expects to incur substantial expenses for commercialization of the RELEASE-NF CATHETER, and for clinical testing, development and commercialization of the FEMSOFT INSERT, as well as for other new products and products in development. In addition, the Company anticipates increased operating expenses as it expands its sales and marketing organization and activities. A substantial portion of the expenses associated with the Company's manufacturing facilities are fixed in nature (i.e. depreciation) and will reduce the Company's operating margin until such time, if ever, as the Company is able to increase utilization of its capacity. As a result, the Company expects to incur substantial operating losses for the foreseeable future and there can be no assurance that the Company will ever generate substantial revenues or achieve or sustain profitability.

HIGHLY COMPETITIVE MARKETS; ALTERNATIVE TREATMENTS; TECHNOLOGICAL ADVANCEMENTS

     The medical products market in general is, and the markets for urinary continence care products in particular are, highly competitive. Many of the Company's competitors have greater name recognition than the Company and offer well known and established products, some of which are less expensive than the Company's products. As a result, even if the Company can demonstrate that its products provide greater ease of use, lifestyle improvement or beneficial effects on medical outcomes over the course of treatment, the Company may not be successful in capturing a significant share of the market. In addition, many of the Company's competitors offer broader product lines than the Company, which may be a competitive advantage in obtaining contracts with healthcare purchasing groups, and may adversely affect the Company's ability to obtain contracts with such purchasing groups. Additionally, many of the Company's competitors have substantially more marketing and sales experience than the Company and substantially greater resources to devote to such efforts. There can be no assurance that the Company will be able to compete successfully against such competitors.

     Urinary continence care can be managed with a variety of alternative medical treatments and management products or techniques, including adult diapers and absorbent pads, surgery, behavior therapy, pelvic muscle exercise, implantable devices, injectable materials and other medical devices. Manufacturers of these products or techniques are engaged in research to develop more advanced versions of current products and techniques. Many of the companies that are engaged in such development work have substantially greater capital resources than the Company and greater expertise than the Company in research, development and regulatory matters. There can be no assurance that the Company's products will be able to compete with existing or future alternative products, techniques or therapies, or that advancements in existing products, techniques or therapies will not render the Company's products obsolete.

DEPENDENCE ON DISTRIBUTION ARRANGEMENTS

     A significant portion of the Company's net sales to date have depended on the Company's ability to provide products that meet the requirements of medical product companies that resell or distribute the Company's products, and on the sales and marketing efforts of such entities. Arrangements with these entities are likely to continue to be a significant portion of the Company's revenues in the future. There can be no assurance that the Company's purchasers and distributors will be able to successfully market and sell the Company's products, that they will devote sufficient resources to support the marketing of any of the Company's products, that they will market any of the Company's products at prices which will permit such products to develop, achieve, or sustain market acceptance, or that they will not develop alternative sources of supply. The failure of the Company's purchasers and distributors to continue to purchase products from the Company at levels reasonably consistent with their prior purchases or to effectively market the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

POSSIBLE NEED FOR ADDITIONAL CAPITAL

     The Company intends to expend substantial funds for expansion of sales and marketing activities, product education efforts, advertising and other working capital and general corporate purposes. Although the Company believes its existing resources and anticipated cash flows from operations will be sufficient to satisfy its capital needs for approximately the next two years, there can be no assurance that the Company will not require additional financing before that time. The Company's actual liquidity and capital requirements will depend on numerous factors, including the costs and timing of expansion of sales and marketing activities; the amount of revenues from sales of the Company's existing and new products, including the RELEASE-NF CATHETER and FEMSOFT INSERT; changes in, termination of, and the success of, existing and new distribution arrangements; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments relating to regulatory and third party reimbursement matters; the cost and progress of the Company's research and development efforts; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborate relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to the Company, if at all.

EFFECTS OF GOVERNMENT REGULATION

     The Company's products, product development activities and manufacturing processes are subject to extensive regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction of medical devices as well as manufacturing, labeling and record keeping procedures for such products. The process of obtaining marketing clearance for new medical products from the FDA can be costly and time consuming, and there can be no assurance that such clearance will be granted timely, if at all, for the Company's products in development, or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or to expand permitted uses of existing products. Even if regulatory clearance to market a product is obtained from the FDA, this clearance may entail limitations on the indicated uses of the product. Marketing clearance can also be withdrawn by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance. The Company may be required to make further filings with the FDA under certain circumstances, such as the addition of product claims or product reformulation. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretation made by the FDA or other regulatory bodies, which may have retroactive effect, will not adversely affect the Company. The FDA and various state agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations relating to medical device manufacturing companies, including regulations concerning design, manufacturing, testing, quality control and product labeling practices. A determination that the Company is in material violation of such regulations could lead to the imposition of civil penalties, including fines, product recalls, product seizures, or, in extreme cases, criminal sanctions.

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

DEPENDENCE ON THIRD PARTY REIMBURSEMENT

     The Company's products are purchased by medical care institutions and other users, which bill various third party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care products and services provided to their patients. Payors may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established payor protocols regarding cost-efficient treatment methods, was used for an unapproved indication or was not otherwise covered. Third party payors are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices. The Company is unable to predict what changes will be made in the reimbursement methods used by third party health care payors. There can be no assurance that treatments utilizing the Company's products will be considered cost effective by third party payors, that reimbursement for such treatments will be available or, if available, that payor reimbursement levels will not adversely affect the Company's ability to sell its products on a profitable basis. Moreover, Medicare, Medicaid and private third party payors may limit reimbursement for disposable devices such as those manufactured by the Company by implementing fee schedules or by allowing reimbursement for only a fixed number of devices per month. In addition, healthcare costs have risen significantly over the past decade, and there have been and may continue to be proposals by legislators, regulators and third party payors to curb these costs. The Company is currently in the process of assessing the eligibility of the FEMSOFT INSERT for reimbursement. Failure by users of the Company's products to obtain reimbursement from third party payors, changes in third party payors' policies towards reimbursement for the Company's products or legislative action limiting reimbursement for certain procedures or products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's operations are not currently subject to market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.

ITEM 8. FINANCIAL STATEMENTS


                          ROCHESTER MEDICAL CORPORATION

                              FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                          PAGE
                                                                         -----
      Report of Independent Auditors ...................................    23

      Audited Financial Statements ..................................... 24-34

       Balance Sheets ..................................................    24

       Statements of Operations ........................................    25

       Statement of Shareholders' Equity ...............................    26

       Statements of Cash Flows ........................................    27

       Notes to Financial Statements ...................................    28

                         REPORT OF INDEPENDENT AUDITORS



Shareholders
Rochester Medical Corporation


     We have audited the accompanying balance sheets of Rochester Medical Corporation as of September 30, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rochester Medical Corporation at September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.


                                        /s/ Ernst & Young LLP


                                        ERNST & YOUNG LLP

Minneapolis, Minnesota
October 22, 1999

                         ROCHESTER MEDICAL CORPORATION

                                BALANCE SHEETS

                                                                             SEPTEMBER 30,
                                                                     -----------------------------
                                                                         1999             1998
                                                                     ------------     ------------
ASSETS

Current assets:
 Cash and cash equivalents ......................................    $  4,216,814     $  2,864,922
 Marketable securities ..........................................       9,029,296       13,545,271
 Accounts receivable, less allowance for doubtful accounts
  ($59,466 -- 1999; $50,000 -- 1998) ............................       1,369,662        1,955,048
 Inventories, net ...............................................       2,047,820        2,209,599
 Prepaid expenses and other current assets ......................         347,860          489,001
                                                                     ------------     ------------
Total current assets ............................................      17,011,452       21,063,841
Property, plant and equipment:
 Land ...........................................................         169,707          169,707
 Buildings ......................................................       5,221,078        5,220,078
 Construction in progress .......................................       1,699,440        3,373,888
 Equipment and fixtures .........................................       7,638,733        5,167,000
                                                                     ------------     ------------
                                                                       14,728,958       13,930,673
 Less accumulated depreciation ..................................      (3,257,233)      (2,510,975)
                                                                     ------------     ------------
Total property, plant and equipment .............................      11,471,725       11,419,697
Patents, less accumulated amortization ($641,516 -- 1999;
 $550,441 -- 1998) ..............................................         219,218          252,212
                                                                     ------------     ------------
Total assets ....................................................    $ 28,702,395     $ 32,735,750
                                                                     ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable ...............................................    $    689,475     $    766,304
 Accrued compensation ...........................................         556,329          523,612
 Accrued clinical costs .........................................          45,214          294,495
 Accrued expenses ...............................................         234,371          233,610
                                                                     ------------     ------------
Total current liabilities .......................................    $  1,525,389     $  1,818,021
                                                                     ============     ============
Shareholders' equity:
 Common Stock, no par value:
 Authorized shares -- 20,000,000
  Issued and outstanding shares; (5,349,500 -- 1999;
  5,269,500 -- 1998) ............................................    $ 41,352,202     $ 40,692,202
Accumulated deficit .............................................     (14,175,196)      (9,774,473)
                                                                     ------------     ------------
Total shareholders' equity ......................................      27,177,006       30,917,729
                                                                     ------------     ------------
Total liabilities and shareholders' equity ......................    $ 28,702,395     $ 32,735,750
                                                                     ============     ============


                             SEE ACCOMPANYING NOTES.

                          ROCHESTER MEDICAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                              FISCAL YEARS ENDED SEPTEMBER 30,
                                                        -------------------------------------------
                                                            1999            1998            1997
                                                        -----------     -----------     -----------
Net sales ..........................................    $ 7,340,870     $ 9,518,311     $ 7,615,439
Cost of sales ......................................      5,602,042       6,604,201       4,869,646
                                                        -----------     -----------     -----------
Gross profit .......................................      1,738,828       2,914,110       2,745,793

Operating expenses:
 Marketing and selling .............................      3,943,589       3,190,642       2,209,747
 Research and development ..........................      1,052,090       1,384,210       1,450,883
 General and administrative ........................      1,863,194       1,445,167       1,499,696
                                                        -----------     -----------     -----------
Total operating expenses ...........................      6,858,873       6,020,019       5,160,326
Loss from operations ...............................     (5,120,045)     (3,105,909)     (2,414,533)

Other income (expense):
 Interest income ...................................        719,322         847,662         657,622
 Interest expense ..................................             --              --        (341,753)
                                                        -----------     -----------     -----------
Net loss ...........................................    $(4,400,723)    $(2,258,247)    $(2,098,664)
                                                        ===========     ===========     ===========
Net loss per common share -- basic and diluted .....    $      (.83)    $      (.44)    $      (.51)
                                                        ===========     ===========     ===========
Weighted average number of common shares
 outstanding .......................................      5,332,868       5,140,670       4,131,600
                                                        ===========     ===========     ===========


                             SEE ACCOMPANYING NOTES.

                          ROCHESTER MEDICAL CORPORATION

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                    COMMON STOCK
                                            ----------------------------    ACCUMULATED
                                               SHARES          AMOUNT         DEFICIT           TOTAL
                                            ------------    ------------    ------------     ------------
Balance at September 30, 1997 ..........       4,133,500    $ 24,697,199    $ (7,516,226)    $ 17,180,973
 Common Stock issued in public
  offering .............................       1,125,000      15,862,253              --       15,862,253
 Exercise of common stock options ......          11,000         132,750              --          132,750
 Net loss for the year .................              --              --      (2,258,247)      (2,258,247)
                                            ------------    ------------    ------------     ------------

Balance at September 30, 1998 ..........       5,269,500      40,692,202      (9,774,473)      30,917,729
 Exercise of common stock options ......          80,000         660,000              --          660,000
 Net loss for the year .................              --              --      (4,400,723)      (4,400,723)
                                            ------------    ------------    ------------     ------------

Balance at September 30, 1999 ..........       5,349,500    $ 41,352,202    $(14,175,196)    $ 27,177,006
                                            ============    ============    ============     ============


                             SEE ACCOMPANYING NOTES.

                          ROCHESTER MEDICAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                  FISCAL YEARS ENDED SEPTEMBER 30,
                                                           ----------------------------------------------
                                                               1999             1998             1997
                                                           ------------     ------------     ------------
OPERATING ACTIVITIES
Net loss ..............................................    $ (4,400,723)    $ (2,258,247)    $ (2,098,664)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization .......................         837,331          776,699          538,523
  Changes in operating assets and liabilities:
   Accounts receivable ................................         585,386           12,146         (453,617)
   Inventories ........................................         161,779         (555,866)        (462,450)
   Other current assets ...............................         141,141         (235,216)        (169,591)
   Accounts payable ...................................         (76,829)         308,740         (500,386)
   Other current liabilities ..........................        (215,803)          76,882          597,022
                                                           ------------     ------------     ------------
Net cash used in operating activities .................      (2,967,718)      (1,874,862)      (2,549,163)

INVESTING ACTIVITIES
Capital expenditures ..................................        (798,285)      (2,305,258)      (6,880,833)
Patents ...............................................         (58,081)         (43,579)         (66,905)
Purchase of marketable securities .....................     (54,892,037)     (50,871,767)     (18,388,824)
Sales and maturities of marketable securities .........      59,408,013       40,773,957       23,954,885
                                                           ------------     ------------     ------------
Net cash provided by (used in) investing activities ...       3,659,610      (12,446,647)      (1,381,677)

FINANCING ACTIVITIES
Interest expense added to note payable ................                               --          341,826
Proceeds from sale of Common Stock ....................         660,000       15,995,003           48,286
Payments on long-term debt ............................              --               --       (3,662,451)
                                                           ------------     ------------     ------------
Net cash provided by (used in) financing
 activities ...........................................         660,000       15,995,003       (3,272,339)
                                                           ------------     ------------     ------------
Increase (decrease) in cash and cash
 equivalents ..........................................       1,351,892        1,673,494       (7,203,179)
Cash and cash equivalents at beginning of  period .....       2,864,922        1,191,428        8,394,607
                                                           ------------     ------------     ------------
Cash and cash equivalents at end of period ............    $  4,216,814     $  2,864,922     $  1,191,428
                                                           ============     ============     ============


                             SEE ACCOMPANYING NOTES.

                          ROCHESTER MEDICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


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

     MARKETABLE SECURITIES

     Marketable securities are classified as available for sale and are carried at cost which approximates fair value as determined by published market data. The balance at September 30, 1999 consists of $8,000,000 of bonds maturing from 2000 to 2001 and $1,000,000 of commercial paper. At September 30, 1998, the balance consisted entirely of U.S. Treasury Bills and certificates of deposit.

     MANUFACTURING AND SALES

     The Company manufactures and sells its products to a full range of companies in the medical industry on a worldwide basis. There is a concentration of sales to larger medical wholesalers and distributors. Sales of products are recorded upon shipment. The Company performs periodic credit evaluations of its customers' financial condition. The Company requires irrevocable letters of credit on sales to certain foreign customers. Receivables generally are due within 30 days. Credit losses relating to customers consistently have been within management expectations.

     INVENTORIES

     Inventories, consisting of material, labor and manufacturing overhead, are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is based on estimated useful lives of 4 -- 35 years computed using the straight-line method.

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

     INCOME TAXES

     Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

                          ROCHESTER MEDICAL CORPORATION

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK-BASED COMPENSATION

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation."

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

     NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Fully diluted and basic net loss per share are the same because the effect of common equivalent shares from stock options and convertible debt are excluded from the computation as their effect is antidilutive.

3.   ADVERTISING COSTS

     The Company incurred advertising expenses of $779,000, $414,000 and $185,000 for the years ended September 30, 1999, 1998 and 1997, respectively. All advertising costs are charged to operations as incurred.

4.   INVENTORIES

     Inventories are summarized as follows:

                                                            SEPTEMBER 30,
                                                     --------------------------
                                                        1999            1998
                                                     ----------      ----------
Raw materials ...................................    $  652,229      $1,351,628
Work-in-process .................................     1,058,716         630,945
Finished goods ..................................       445,605         277,059
Reserve for inventory obsolescence ..............      (108,730)        (50,033)
                                                     ----------      ----------
                                                     $2,047,820      $2,209,599
                                                     ==========      ==========

5.   SHAREHOLDERS' EQUITY

     STOCK OPTIONS

     In August 1998, the 1991 Stock Option Plan (the Plan) was amended to increase by 300,000 shares the number of shares authorized for issuance to 1,000,000 shares. Under terms of the Plan, the Board of Directors may grant employee incentive stock options equal to fair market value of the Company's Common Stock or employee non-qualified options at a price which cannot be less than 85% of the fair market value. Automatic non-employee director options are also covered

                          ROCHESTER MEDICAL CORPORATION

5.   SHAREHOLDERS' EQUITY (CONTINUED)

under the Plan, under which 1,000 shares are granted at fair market value to non-employee directors on the date of each of the Company's Annual Meetings.

     The 1995 Non-Statutory Stock Option Plan authorizes the issuance of up to 50,000 shares of Common Stock. In September 1995, Medical Advisory Board members were granted options to purchase 12,000 shares of the Company's Common Stock at an exercise price of $15.75 per share. In April 1999, one member of the Medical Advisory Board was granted options to purchase 6,000 shares of the Company's Common Stock at an exercise price of $10.125 per share.

     Option activity is summarized as follows:

                                                                         AVERAGE
                                                           SHARES        WEIGHTED      EXERCISE
                                                          RESERVED       OPTIONS      PRICE PER
                                                          FOR GRANT    OUTSTANDING      SHARE
                                                          ---------    -----------    ---------
Balance as of September 30, 1996 ....................      280,500       469,500         11.57
Options granted .....................................      (79,000)       79,000         17.26
Options exercised ...................................           --        (6,000)        11.42
Options canceled ....................................        7,500        (7,500)        15.70
                                                          --------      --------      --------

Balance as of September 30, 1997 ....................      209,000       535,000         12.35
Options granted .....................................     (226,000)      226,000         14.90
Options exercised ...................................           --       (11,000)        12.07
Options canceled ....................................       27,000       (27,000)        14.13
Increase in authorized shares .......................      300,000            --            --
                                                          --------      --------      --------

Balance as of September 30, 1998 ....................      310,000       723,000      $  13.09
Options granted .....................................     (173,500)      173,500         11.40
Options exercised ...................................           --       (80,000)         8.25
Options canceled ....................................       70,000       (70,000)        13.80
                                                          --------      --------      --------

Balance as of September 30, 1999 ....................      206,500       746,500      $  13.15
                                                          ========      ========      ========

     The weighted average fair value of options granted in 1999 and 1998 was $11.40 and $14.90 per share, respectively. The exercise price of options outstanding at September 30, 1999 ranged from $6.75 to $20.00 per share as summarized in the following table:

                                NUMBER      WEIGHTED AVERAGE       NUMBER      WEIGHTED AVERAGE
                             OUTSTANDING        REMAINING       EXERCISABLE     EXERCISE PRICE
RANGE OF EXERCISE PRICES      AT 9/30/99    CONTRACTUAL LIFE     AT 9/30/99       PER SHARE
------------------------     -----------    ----------------    -----------    ----------------
$6.75 -- $10.75 ..........     203,500          6.7 years         101,000          $  7.71
10.76 -- 14.75 ...........     387,750          5.6 years         192,750            13.99
14.76 -- 20.00 ...........     155,250          7.3 years          73,250            16.66
                               -------                            -------
                               746,500          6.3 years         367,000          $ 12.80
                               =======                            =======

     The number of stock options exercisable at September 30, 1999, 1998 and 1997 was 367,000, 307,500 and 192,750 at a weighted average exercise price of $12.80, $9.68 and $11.19 per share, respectively.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock

                          ROCHESTER MEDICAL CORPORATION

5.   SHAREHOLDERS' EQUITY (CONTINUED)

options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.08%; volatility factor of the expected market price of the Company's common stock of .524 and a weighted average expected life of the option of seven years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                            YEAR ENDED SEPTEMBER 30,
                                                ----------------------------------------------
                                                    1999             1998              1997
                                                ------------     ------------     ------------
Pro forma net loss ..........................   $ (5,934,181)    $ (3,796,025)    $ (3,102,702)
Pro forma net loss per common share .........   $      (1.11)    $       (.74)    $       (.75)

     These pro forma amounts may not be indicative of future years' amounts since the statement provides for a phase in of option values beginning with those granted in fiscal 1997.

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

                          ROCHESTER MEDICAL CORPORATION

6.   INCOME TAXES

     Deferred income taxes are due to temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred income taxes are as follows:

                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                        1999           1998
                                                    -----------     -----------
Deferred assets:
 Net operating loss ............................    $ 5,466,000     $ 3,496,000
 Research and development credits ..............        143,000         123,000
 Allowance for uncollectible accounts ..........         22,000          17,000
 Inventory reserves ............................         40,000          17,000
 Inventory capitalization ......................         37,000          46,000
 Accrued expenses ..............................         61,000          31,000
                                                    -----------     -----------
 Subtotal ......................................      5,769,000       3,750,000

Deferred liability:
 Depreciation and amortization .................        386,000         350,000
                                                    -----------     -----------
 Net deferred income tax assets ................      5,383,000       3,380,000
 Valuation allowance ...........................     (5,383,000)     (3,380,000)
                                                    -----------     -----------
 Net deferred income taxes .....................    $        --     $        --
                                                    ===========     ===========

     The Company will be subject to federal income taxes when operations become profitable. The Company's tax operating loss carryforwards of approximately $14,925,000 can be carried forward to offset future taxable income, may be limited due to changes in ownership under the net operating loss limitation rules, and expire in years 2005 through 2019.

7.   LEASES

     Rent expense from operating leases for the years ended September 30, 1999, 1998, and 1997 was $5,000, $7,000 and $69,000, respectively.

8.   RELATED PARTY TRANSACTIONS

     The brother-in-law of the CEO and President, the Vice President of Production Technologies and a member of the board of directors of the Company has performed legal services for the Company. During the years ended September 30, 1999, 1998, and 1997, the Company incurred legal fees and expenses of approximately $46,000, $71,000 and $90,000, respectively, to such counsel for services rendered in connection with litigation and for general legal services. Management believes the fees paid for the services rendered to the Company were on terms at least as favorable to the Company as could have been obtained from an unrelated party.

     The Company entered into an agreement with Halcon, Inc. to purchase office furniture valued at $406,000. During the years ended September 30, 1999, 1998 and 1997, payments made under this agreement were $2,500, $4,000 and $316,000, respectively. The chief executive officer of Halcon, Inc. is a director of the Company and the brother of the CEO and President and the Vice President of Production Technologies of the Company. Management believes that the terms of the agreement are at least as favorable to the Company as could have been obtained from an unrelated party.

     The Company contracts with Petersen Blacksmith Company for the fabrication of customized, proprietary manufacturing equipment used in the Company's automated production lines. During 1999, 1998 and 1997, the Company paid Petersen Blacksmith Company the sum of $46,000, $231,000 and $252,000, respectively. Michael Petersen, the proprietor of Petersen Blacksmith

                          ROCHESTER MEDICAL CORPORATION

8.   RELATED PARTY TRANSACTIONS (CONTINUED)

Company, is the brother-in-law of a Director and Vice President, Research and Development of the Company. Management believes that the terms of the agreement are at least as favorable to the Company as could have been obtained from an unrelated party.

9.   CONVATEC AGREEMENT

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

10.  SIGNIFICANT CUSTOMERS

     Significant customers, measured as a percentage of sales, are summarized as follows:

                                                        SEPTEMBER 30,
                                                   -----------------------
                                                   1999     1998      1997
                                                   ----     ----      ----
   Significant customers:
     ConvaTec ...................................   16%      25%       24%
     Hollister ..................................    7        7        10
     Maersk .....................................   18       15*        4*
     Mentor .....................................   10       21        30
                                                    --       --        --
   Total ........................................   51       68%       68%
                                                    ==       ==        ==

------------------
* 1998 and 1997 includes sales to Euromedical Industries SdN., which was acquired by Maersk in July of 1998.

     In May 1998, Mentor advised the Company of its intention to manufacture its own silicone male external catheters under the royalty-free license it holds from the Company. There have been no sales of male external catheters to Mentor since the first quarter of fiscal 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1999, and "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 1999.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements are filed herewith in Item 8.

            (i)   Balance Sheets as of September 30, 1999 and 1998.

            (ii) Statements of Operations for the years ended September 30, 1999, 1998 and 1997.

            (iii) Statement of Shareholders' Equity for the years ended
                  September 30, 1999 and 1998.

            (iv) Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997.

            (v)   Notes to financial statements at September 30, 1999.

     (a)(2) Financial Statement Schedules. None

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

            4.1 Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.4 of Registrant's Annual Report on Form 10-KSB for fiscal year ended September 30, 1995).

            4.2 The Company's 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.5 of Registrant's Registration Statement on Form S-8, Registration Number 333-10261).

            4.3 Amendment to the Company's 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.3 of Registrant's Annual Report on Form 10-K for fiscal year ended September 30,
                  1998).

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

            10.3 Change of Control Agreement dated December 4, 1998, between the Company and Philip J. Conway (Incorporated by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1998).

            10.4 Employment Agreement, dated August 31, 1990 between the Company and Richard D. Fryar. (Incorporated by reference to
                  Exhibit 10.15 of Registrant's Registration Statement on Form S-18, Registration Number 33-36362-C).

            10.5 Change of Control Agreement dated December 4, 1998, between the Company and Richard D. Fryar (Incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1998).

            10.6 Employment Agreement dated February 1, 1996 between the Company and Brian J. Wierzbinski. (Incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996).

            10.7 Change of Control Agreement dated December 4, 1998, between the Company and Brian J. Wierzbinski (Incorporated by reference to Exhibit 10.7 of Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1998).

            10.8 Employment Agreement, dated November 16, 1998 between the Company and Dara Lynn Horner.*

            10.9 Male External Catheter License, Sales and Distribution Agreement dated April 24, 1991, between the Company and Mentor Corporation. (Incorporated by reference to Exhibit 10.7 of Registrants Registration Statement on Form S-1, Registration Number 33-40934).

            10.10 Amended UF Catheter Exclusive OEM/Private Label Agreement
                  dated March 18, 1994, between the Company and Hollister Incorporated. (Incorporated by reference to Exhibit (a)(i) of Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994).

            10.11 First Amendment to Amended UF Catheter Exclusive OEM/Private
                  Label Agreement dated May 7, 1997, between the Company and Hollister Incorporated. (Incorporated by reference to Exhibit
                  10.13 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

            10.12 Revised and Restated Distribution Agreement, dated as of May
                  6, 1998, between the Company and E. R. Squibb & Sons, Inc. (through its ConvaTec division). (Incorporated by reference to Exhibit 10.17 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

            23    Consent of Ernst & Young LLP.*

            24    Power of Attorney.*

            27    Financial Data Schedule.*

---------------------
* Filed herewith.

(c)  Registrant filed no Report on Form 8-K during its fourth fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ROCHESTER MEDICAL CORPORATION


Dated: December 17, 1999                By:        /s/ ANTHONY J. CONWAY
                                           -------------------------------------
                                                     Anthony J. Conway
                                             CHAIRMAN OF THE BOARD, PRESIDENT,
                                           CHIEF EXECUTIVE OFFICER AND SECRETARY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

          SIGNATURE                 TITLE
          ---------                 -----

    /s/ ANTHONY J. CONWAY           Chairman of the Board, President,
------------------------------      Chief Executive Officer, and Secretary
      Anthony J. Conway             (PRINCIPAL EXECUTIVE OFFICER)

   /s/ BRIAN J. WIERZBINSKI         Executive Vice President, Chief Financial
------------------------------      Officer, Treasurer and Director
     Brian J. Wierzbinski           (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

              *                     Vice President, Production Technologies
------------------------------      and Director
       Philip J. Conway

              *                     Vice President, Research and Development
------------------------------      and Director
       Richard D. Fryar

              *                     Director
------------------------------
       Darnell L. Boehm

              *                     Director
------------------------------
       Peter R. Conway

              *                     Director
------------------------------
     Roger W. Schnobrich

*By  /s/ BRIAN J. WIERZBINSKI       Dated: December 17, 1999
    --------------------------
       Brian J. Wierzbinski
         ATTORNEY-IN-FACT

                                INDEX TO EXHIBITS

EXHIBIT                                                                     PAGE
-------                                                                     ----
 10.8    Employment Agreement, dated November 16, 1998 between the Company and Dara Lynn Horner ...........................................

 23      Consent of Ernst & Young LLP ....................................

 24      Power of Attorney ...............................................

 27      Financial Data Schedule .........................................