Form 10-Q
period 1999-12-31
ROCHESTER MEDICAL CORPORATION
filed 2000-02-11
CIK 868368

DRAFT, 2/9/00
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         Commission File Number: 0-18933

                          ROCHESTER MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)


            MINNESOTA                                            41-1613227
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)


   ONE ROCHESTER MEDICAL DRIVE,
        STEWARTVILLE, MN                                        55976
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
YES    X      NO
     ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 5,338,900 Common Shares as of February 8, 2000.

                                TABLE OF CONTENTS

                          ROCHESTER MEDICAL CORPORATION


                               REPORT ON FORM 10-Q
                                FOR QUARTER ENDED
                                DECEMBER 31, 1999

                                                                                                               PAGE
                                                                                                               ----


PART I.   FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

           Balance Sheets-- December 31, 1999 and September 30, 1999 .............................................3

           Statements of Operations-- Three months ended December 31, 1999 and 1998 ..............................4

           Statements of Cash Flows-- Three months ended December 31, 1999 and 1998 ..............................5

           Notes to Financial Statements .........................................................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations .................................................................................7

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk ....................................11

PART II.  OTHER INFORMATION .....................................................................................12


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS


                                                                           DECEMBER 31,           SEPTEMBER 30,
                                                                               1999                   1999
                                                                        ---------------------   ------------------
                                 ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents ...........................................  $      2,769,130      $     4,216,814
   Marketable Securities ...............................................         9,016,117            9,029,296
   Accounts Receivable .................................................         1,356,216            1,369,662
   Inventories .........................................................         2,030,036            2,047,820
   Prepaid Expenses and Other Assets ...................................           275,895              347,860
                                                                        ---------------------   ------------------
            TOTAL CURRENT ASSETS .......................................        15,447,394           17,011,452

PROPERTY AND EQUIPMENT
   Land and Buildings ..................................................         5,390,785            5,390,785
   Equipment and Fixtures ..............................................         9,677,840            9,338,173
                                                                        ---------------------   ------------------
                                                                                15,068,625           14,728,958
   Less: Accumulated Depreciation ......................................        (3,509,565)          (3,257,233)
                                                                        ---------------------   ------------------
            TOTAL PROPERTY AND EQUIPMENT ...............................        11,559,060           11,471,725

INTANGIBLE ASSETS
   Patents, Less Accumulated Amortization ..............................           213,350              219,218
                                                                        ---------------------   ------------------
TOTAL ASSETS ...........................................................  $     27,219,804           28,702,395
                                                                        =====================   ==================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable ....................................................  $      1,018,530              689,475
   Accrued Expenses ....................................................           431,141              835,914
                                                                        ---------------------   ------------------
            TOTAL CURRENT LIABILITIES ..................................         1,449,671            1,525,389

SHAREHOLDERS' EQUITY
   Common Stock, no par value:
   Authorized -- 20,000,000
                Issued and Outstanding Shares -- 5,338,900
               -- Dec., 1999 and 5,349,500 -- Sept., 1999 ..............        41,279,359           41,352,202
   Accumulated Deficit .................................................       (15,509,226)         (14,175,196)
                                                                        ---------------------   ------------------
                TOTAL SHAREHOLDERS' EQUITY .............................        25,770,133           27,177,006

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ...............................  $     27,219,804           28,702,395
                                                                        =====================   ==================


Note -- The Balance Sheet at September 30, 1999 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

                             ROCHESTER MEDICAL CORPORATION

                         STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                 -----------------------------------
                                                       1999               1998
                                                 -----------------   ---------------
NET SALES ....................................   $    2,007,783      $   2,345,995
COST OF SALES ................................        1,525,100          1,755,960
                                                 -----------------   ---------------

GROSS PROFIT .................................          482,683            590,035

COSTS AND EXPENSES:
   Marketing and Selling .....................        1,298,718            830,323
   Research and Development ..................          223,176            220,643
   General and Administrative ................          459,939            444,951
                                                 -----------------   ---------------
         TOTAL OPERATING EXPENSES                     1,981,833          1,495,917

                                                 -----------------   ---------------
LOSS FROM OPERATIONS .........................       (1,499,150)          (905,882)

OTHER INCOME (EXPENSE):
   Interest Income ...........................          165,121            175,903
                                                 --------------      -------------

   TOTAL OTHER INCOME (EXP)                             165,121            175,903
                                                 --------------      -------------

NET LOSS .....................................   $   (1,334,029)     $    (729,979)
                                                 =================   ===============

NET LOSS PER COMMON SHARE
(Basic and Diluted) ..........................   $        (0.25)     $       (0.14)
                                                 =================   ===============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                             5,348,221          5,288,353
                                                 =================   ===============


See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                     THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                              ------------------------------------
                                                                                     1999               1998
                                                                              ------------------  ----------------
OPERATING ACTIVITIES
   Net Loss ..................................................................  $  (1,334,029)    $    (729,979)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .............................................        268,980           275,639

   Changes in assets and liabilities:
   Accounts Receivable .......................................................         13,447          (153,543)
   Inventories ...............................................................         17,785           (88,611)
   Other Current Assets ......................................................         71,965           255,596
   Accounts Payable ..........................................................        329,056          (160,106)
   Other Current Liabilities .................................................       (404,773)         (352,757)
                                                                              ------------------  ----------------

         NET CASH (USED IN) OPERATING ACTIVITIES .............................     (1,037,569)         (953,761)

INVESTING ACTIVITY
   Capital Expenditures ......................................................       (339,671)         (296,601)
   Patents ...................................................................        (10,781)          (24,645)
   Sales (Purchases) of Marketable Securities, Net                                     13,180        (2,002,477)
                                                                              ------------------  ----------------

   NET CASH (USED IN) INVESTING ACTIVITIES ...................................       (337,272)       (2,323,723)

                                                                              ------------------  ----------------
FINANCING ACTIVITIES
   Proceeds from Sales (Purchases) of Common Stock ...........................        (72,843)          536,250
                                                                              ------------------  ----------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES .................................        (72,843)          536,250

(DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS .....................................................     (1,447,684)       (2,741,234)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD ......................................................      4,216,814         2,864,922

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   2,769,130     $     123,688
                                                                              ==================  ================


See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 1999


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1999 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.


NOTE B -- EARNINGS (LOSS) PER SHARE

The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." For the three-month periods ended December 31, 1999 and 1998, there is no difference between basic and diluted net loss per share or between basic and net loss per share as previously reported. Common equivalent shares from stock options and convertible debt are excluded as their effects are antidilutive.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

                                                           Three Months
                                                               Ended
                                                            December 31,
                                                            ------------
                                                         1999          1998
                                                         -----         -----

         Total Net Sales...............................  100%          100%
         Cost of Sales.................................   76%           75%
                                                         -----         -----
                  Gross Margin.........................   24%           25%

         Operating Expenses
                  Marketing and Selling...............    64%           35%
                  Research and Development............    11%            9%
                  General and Administrative..........    23%           19%
                                                         -----         -----
         Total Operating Expenses.....................    98%           63%

         Loss From Operations.........................   (74%)         (38%)
         Interest Income (Expense) Net................     8%            7%
                                                         -----         -----
         Net Loss....................................    (66%)         (31%)
                                                         =====         =====

  THREE MONTH PERIODS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

    NET SALES. Net sales for the first quarter of fiscal 2000 decreased 14% to $2,008,000 from $2,346,000 for the comparable quarter of last fiscal year. The sales decrease resulted from significantly lower private label sales, partially offset by a 20% increase in domestic sales of ROCHESTER MEDICAL brand products and a 117% increase in international sales. Currently, the Company is experiencing a shortage of production workers due to competitive conditions in the local labor market, which may temporarily affect the timing for filling customer orders in upcoming quarters. The Company recently implemented a benefits program, including wage increases, designed to address these competitive conditions.

    GROSS MARGIN. The Company's gross margin as a percentage of net sales for the first quarter of fiscal 2000 was 24% compared to 25% for the comparable quarter of last fiscal year. The current quarter's margin reflects costs associated with underutilized production capacity due to lower sales. Costs associated with increased capacity are anticipated to continue until the Company achieves sufficient sales to absorb the additional capacity. In addition, the Company's recent implementation of the benefits program described above could impact gross margins in future periods.

    MARKETING AND SELLING. Marketing and selling expense for the first quarter of fiscal 2000 increased 56% to $1,299,000 from $830,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to promotional activities as part of the Company's phased rollout of the FEMSOFT(R) INSERT. The Company anticipates that marketing and selling expenses will increase in future periods as the Company expands its promotional and market development activities related to ROCHESTER MEDICAL brand products, particularly the FEMSOFT INSERT.

    RESEARCH AND DEVELOPMENT. Research and development expense for the first quarter of fiscal 2000 increased 1% to $223,000 from $221,000 for the comparable quarter of last fiscal year. The increase in research and development expense primarily reflects an increase in costs relating to the development and testing of new FEMSOFT INSERT manufacturing and packaging equipment offset by a decrease in FEMSOFT INSERT clinical testing costs.

    GENERAL AND ADMINISTRATIVE. General and administrative expense for the first quarter of fiscal 2000 increased 3% to $460,000 from $445,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is primarily related to general increases in personnel and other miscellaneous support costs.

    INTEREST INCOME. Interest income for the first quarter of fiscal 2000 decreased 6% to $165,000 from $176,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current quarter due to the utilization of cash for operations and capital expenditures.

  LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and marketable securities were $11,785,000 at December 31, 1999 compared with $13,246,000 at September 30, 1999. The Company used a net $1,038,000 of cash from operating activities during the quarter, primarily reflecting the net loss before non-cash depreciation.

    During the three-month period ended December 31, 1999, the Company's working capital position, excluding cash and marketable securities, decreased by a net $28,000. Accounts receivable balances and inventories were virtually unchanged during this period, at approximately $1,400,000 and $2,000,000, respectively. Other current assets decreased 21% or $72,000 during the recent three-month period as a result of the timing of receipt of interest earnings on investments. Current liabilities decreased 5% or $75,000 during the recent three-month period, reflecting a temporary increase in raw material purchase volumes related to Year 2000 preparations, offset by a reduction in accrued expenses from payment of clinical trial and accrued compensation obligations. Changes in other asset and liability balances during the recent three-month period related to timing of expense recognition.

         In December 1999, the Board of Directors authorized a stock repurchase program. Up to one million shares of the Company's outstanding common stock may be repurchased under the program. Purchases may be made from time to time at prevailing prices in the open market and through other customary means. No time limit has been placed on the duration of the stock repurchase program and it may be conducted over an extended period of time as business and market conditions warrant. The Company also may discontinue the stock repurchase program at any time. The repurchased shares will be available for reissuance pursuant to employee stock option plans and for other corporate purposes. The Company intends to fund such repurchases with currently available funds. During the first quarter of fiscal 2000, the Company repurchased 10,600 shares of common stock for $73,000.

         The Company believes that its capital resources on hand at December 31, 1999, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 1999.

  IMPACT OF YEAR 2000

         As described in the Form 10-K for the year ended September 30, 1999, the Company had developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Since entering the year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000-related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on overall inventory levels at calendar year end. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impacts due to Year 2000 exposures from its internal systems as well as from the activities of its suppliers and customers.

         Costs incurred to achieve Year 2000 readiness, which include contractor costs to modify existing systems and costs of internal resources dedicated to achieving Year 2000 compliance, were charged to expense as incurred. Such costs totaled approximately $85,000 and were essentially incurred prior to the current fiscal year.

  FORWARD-LOOKING STATEMENTS

         Statements other than historical information contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "predict," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the uncertainty of market acceptance of the RELEASE NF catheter and the FEMSOFT INSERT; the risks associated with the Company's expanded reliance on sales of ROCHESTER MEDICAL brand products as well as other risk factors listed from time to time in the Company's SEC reports, including, without limitation, the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 1999.


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


                                                  ROCHESTER MEDICAL CORPORATION


  Date: February 11, 2000                         By:  /s/ Anthony J. Conway
                                                      --------------------------
                                                       Anthony J. Conway
                                                       CHIEF EXECUTIVE OFFICER


  Date: February 11, 2000                         By: /s/ Brian J. Wierzbinski
                                                      --------------------------
                                                       Brian J. Wierzbinski
                                                       CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

                                                                            Page
                                                                            ----

  27    Financial Data Schedule