Form 10-Q
period 2000-03-31
ROCHESTER MEDICAL CORPORATION
filed 2000-05-15
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         ___________________ to ___________________

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

                   5,338,900 Common Shares as of May 10, 2000.

                                TABLE OF CONTENTS

                          ROCHESTER MEDICAL CORPORATION


                               REPORT ON FORM 10-Q
                                FOR QUARTER ENDED
                                 MARCH 31, 2000

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

        Balance Sheets -- March 31, 2000 and September 30, 1999 ...............3

        Statements of Operations -- Three months ended March 31, 2000 and
              1999; Six months ended March 31, 2000 and 1999 ..................4

        Statements of Cash Flows -- Six months ended March 31, 2000 and
              1999 ............................................................5

        Notes to Financial Statements .........................................6

      Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .................................................7

      Item 3. Quantitative and Qualitative Disclosures about Market Risk .....11

PART II. OTHER INFORMATION ...................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS

                                                                         MARCH 31,       SEPTEMBER 30,
                                                                           2000               1999
                                                                       -------------     -------------
                                 ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents ......................................    $   7,329,742     $   4,216,814
   Marketable Securities ..........................................        3,008,752         9,029,296
   Accounts Receivable ............................................        1,616,527         1,369,662
   Inventories ....................................................        1,922,349         2,047,820
   Prepaid Expenses and Other Assets ..............................          270,835           347,860
                                                                       -------------     -------------
            TOTAL CURRENT ASSETS ..................................       14,148,205        17,011,452

PROPERTY AND EQUIPMENT
   Land and Buildings .............................................        5,416,768         5,390,785
   Equipment and Fixtures .........................................        9,843,364         9,338,173
                                                                       -------------     -------------
                                                                          15,260,132        14,728,958
   Less: Accumulated Depreciation .................................       (3,791,962)       (3,257,233)
                                                                       -------------     -------------
            TOTAL PROPERTY AND EQUIPMENT .........................        11,468,170        11,471,725

INTANGIBLE ASSETS
   Patents, Less Accumulated Amortization .........................          205,994           219,218
                                                                       -------------     -------------
TOTAL ASSETS ......................................................    $  25,822,369        28,702,395
                                                                       =============     =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable ...............................................    $     741,442           689,475
   Accrued Expenses ...............................................          576,840           835,914
                                                                       -------------     -------------
            TOTAL CURRENT LIABILITIES .........................            1,318,282         1,525,389

SHAREHOLDERS' EQUITY
   Common Stock, no par value:
   Authorized -- 20,000,000
               Issued and Outstanding Shares -- 5,338,900
               -- March, 2000 and 5,349,500 -- Sept., 1999 ........       41,279,359        41,352,202
   Accumulated Deficit ............................................      (16,775,272)      (14,175,196)
                                                                       -------------     -------------
            TOTAL SHAREHOLDERS' EQUITY ........................           24,504,087        27,177,006

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ..........................    $  25,822,369        28,702,395
                                                                       =============     =============

Note -- The Balance Sheet at September 30, 1999 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            MARCH 31,                        MARCH 31,
                                                 -----------------------------     -----------------------------
                                                     2000             1999             2000             1999
                                                 ------------     ------------     ------------     ------------
NET SALES ...................................    $  2,046,551     $  1,381,318     $  4,054,334     $  3,727,312
COST OF SALES ...............................       1,600,208        1,083,775        3,125,308        2,839,734
                                                 ------------     ------------     ------------     ------------

GROSS PROFIT ................................         446,343          297,543          929,026          887,578

COSTS AND EXPENSES:
   Marketing and Selling ....................       1,134,208          724,672        2,432,926        1,554,996
   Research and Development .................         200,719          288,475          423,895          509,117
   General and Administrative ...............         524,309          465,713          984,249          910,663
                                                 ------------     ------------     ------------     ------------
         TOTAL OPERATING EXPENSES ...........       1,859,236        1,478,860        3,841,070        2,974,776

                                                 ------------     ------------     ------------     ------------
LOSS FROM OPERATIONS ........................      (1,412,893)      (1,181,317)      (2,912,044)      (2,087,198)

OTHER INCOME (EXPENSE):
   Interest Income ..........................         146,847          181,884          311,968          357,786
                                                 ------------     ------------     ------------     ------------
   TOTAL OTHER INCOME (EXP) .................         146,847          181,884          311,968          357,786

NET LOSS ....................................    $ (1,266,046)    $   (999,433)    $ (2,600,076)    $ (1,729,412)
                                                 ============     ============     ============     ============

NET LOSS PER COMMON SHARE
(Basic and Diluted) .........................    $      (0.24)    $      (0.19)    $      (0.49)    $      (0.33)
                                                 ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING ...................       5,338,900        5,344,556        5,343,586        5,316,146
                                                 ============     ============     ============     ============

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                             MARCH 31,
                                                                  -----------------------------
                                                                      2000             1999
                                                                  ------------     ------------
OPERATING ACTIVITIES
   Net Loss ..................................................    $ (2,600,076)    $ (1,729,412)

Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization .............................         568,024          551,277

   Changes in assets and liabilities:
   Accounts Receivable .......................................        (246,864)       1,046,916
   Inventories ...............................................         125,471         (462,429)
   Other Current Assets ......................................          77,026          (41,557)
   Accounts Payable ..........................................          51,968         (275,822)
   Accrued Expenses ..........................................        (259,075)        (428,963)
                                                                  ------------     ------------

         NET CASH (USED IN) OPERATING ACTIVITIES .............      (2,283,526)      (1,339,990)

INVESTING ACTIVITY
   Capital Expenditures ......................................        (531,175)        (461,607)
   Patents ...................................................         (20,073)         (38,791)
   Maturities (Purchases) of Marketable Securities, Net ......       6,020,545        4,494,390
                                                                  ------------     ------------

   NET CASH PROVIDED BY INVESTING ACTIVITIES .................       5,469,297        3,993,992

                                                                  ------------     ------------
FINANCING ACTIVITIES
   Sales (Purchases) of Common Stock .........................         (72,843)         660,000
                                                                  ------------     ------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES .................         (72,843)         660,000

(DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS .....................................       3,112,928        3,314,002

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD ......................................       4,216,814        2,864,922

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................    $  7,329,742     $  6,178,924
                                                                  ============     ============

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1999 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.


NOTE B -- EARNINGS (LOSS) PER SHARE

The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." For the three-month periods ended March 31, 2000 and 1999, there is no difference between basic and diluted net loss per share. Common equivalent shares from stock options are excluded as their effects are antidilutive.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENT

    On April 11, 2000, the Company announced that it had executed a Letter of Intent to sell its standard silicone Foley catheter manufacturing operations and standard Foley catheter private label business to Maersk Medical. The Company continues to have discussions regarding a proposed transaction with Maersk Medical involving the sale of the Company's standard silicone Foley catheter private label business.

RESULTS OF OPERATIONS

    The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

                                               Three Months       Six Months
                                                   Ended             Ended
                                                 March 31,         March 31,
                                               -------------     -------------
                                               2000     1999     2000     1999
                                               ----     ----     ----     ----

       Total Net Sales ......................   100%     100%     100%     100%
       Cost of Sales ........................    78%      78%      77%      76%
                                               ----     ----     ----     ----
                Gross Margin ................    22%      22%      23%      24%


       Operating Expenses
                Marketing and Selling .......    55%      52%      60%      42%
                Research and Development ....    10%      21%      11%      14%
                General and Administrative ..    26%      34%      24%      24%
                                               ----     ----     ----     ----
       Total Operating Expenses .............    91%     107%      95%      80%

       Loss From Operations .................   (69%)    (85%)    (72%)    (56%)
       Interest Income (Expense) Net ........     7%      13%       8%      10%
                                               ----     ----     ----     ----
       Net Loss .............................   (62%)    (72%)    (64%)    (46%)
                                               ====     ====     ====     ====

THREE MONTH AND SIX MONTH PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999

    NET SALES. Net sales for the second quarter of fiscal 2000 increased 48% to $2,047,000 from $1,381,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from increased order volumes for domestic private label products and increases in international sales, primarily in Europe.

    Net sales for the six months ended March 31, 2000 increased 9% to $4,054,000 from $3,727,000 for the comparable six-month period of last fiscal year. Factors leading to the increase in six-month sales results primarily include an increase in international branded and private label sales, as well as an increase in domestic branded sales, offset by previously disclosed lower domestic private label sales.

    GROSS MARGIN. The Company's gross margin as a percentage of net sales for the second quarter of fiscal 2000 was 22% compared to 22% for the comparable quarter of last fiscal year. The current quarter's margin reflects costs associated with underutilized production capacity. Costs associated with increased capacity are anticipated to continue until the Company achieves sufficient sales to absorb the additional capacity.

    The Company's gross margin as a percentage of net sales for the six months ended March 31, 2000 was 23% compared to 24% for the comparable six-month period of last fiscal year. Factors related to the six-month margin are generally consistent with those discussed above for the current quarter.

    The local labor market continues to experience high demand. During the second quarter of fiscal 2000, the Company implemented a benefits program, including wage increases, designed to address these competitive conditions and the Company's need for workers. The Company continues to work to address these competitive conditions in the local labor market. The recent implementation of the benefits program could impact gross margins in future periods. In addition, production manpower expenses incurred in connection with the pending transaction with Maersk Medical also could impact gross margins in future periods until the transaction is completed.

    MARKETING AND SELLING. Marketing and selling expense for the second quarter of fiscal 2000 increased 57% to $1,134,000 from $725,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to promotional activities as part of the Company's phased rollout of the FEMSOFT(R) INSERT. The Company anticipates that marketing and selling expenses will increase in future periods as the Company expands its promotional and market development activities related to ROCHESTER MEDICAL brand products, particularly the FEMSOFT INSERT.

    Marketing and selling expense for the six months ended March 31, 2000 increased 56% to $2,433,000 from $1,555,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

    RESEARCH AND DEVELOPMENT. Research and development expense for the second quarter of fiscal 2000 decreased 30% to $201,000 from $288,000 for the comparable quarter of last fiscal year. The decrease in research and development expense primarily reflects a decrease in FEMSOFT INSERT clinical testing costs offset by an increase in new product development expenses.

    Research and development expense for the six months ended March 31, 2000 decreased 17% to $424,000 from $509,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

    GENERAL AND ADMINISTRATIVE. General and administrative expense for the second quarter of fiscal 2000 increased 13% to $524,000 from $466,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is primarily related to increases in personnel costs and other miscellaneous support costs.

    General and administrative expense for the six months ended March 31, 2000 increased 8% to $984,000 from $911,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

    INTEREST INCOME. Interest income for the second quarter of fiscal 2000 decreased 19% to $147,000 from $182,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current quarter due to the utilization of cash for operations and capital expenditures.

    Interest income for the six months ended March 31, 2000 decreased 13% to $312,000 from $358,000 for the comparable six-month period of last fiscal year. The decrease reflects a comparatively lower average level of invested cash balances for the current quarter as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and marketable securities were $10,338,000 at March 31, 2000 compared with $13,246,000 at September 30, 1999.
The Company used a net $2,032,000 of cash from operating activities during the six months ended March 31, 2000, primarily reflecting the net loss before non-cash depreciation.

    During the six-month period ended March 31, 2000, the Company's working capital position, excluding cash and marketable securities, decreased by a net $252,000. Accounts receivable balances increased 18% or $247,000 as a result of increased sales and the timing of customer orders. Inventories decreased 6% or $125,000 as a result of the utilization of raw materials purchased in connection with Year 2000 preparations. Other current assets decreased 22% or $77,000 during the recent six-month period as a result of the timing of receipt of interest earnings on investments. Current liabilities decreased 14% or $207,000 during the recent six-month period, reflecting a temporary increase in raw material purchase volumes related to Year 2000 preparations, offset by a reduction in accrued expenses from payment of clinical trial and accrued compensation obligations. Changes in other asset and liability balances during the recent six-month period related to timing of expense recognition.

    In December 1999, the Board of Directors authorized a stock repurchase program. Up to one million shares of the Company's outstanding common stock may be repurchased under the program. Purchases may be made from time to time at prevailing prices in the open market and through other customary means. No time limit has been placed on the duration of the stock repurchase program and it may be conducted over an extended period of time as business and market conditions warrant. The Company also may discontinue the stock repurchase program at any time. The repurchased shares are available for reissuance pursuant to employee stock option plans and for other corporate purposes. The Company intends to fund such repurchases with currently available funds. To date, the Company has repurchased 10,600 shares of common stock for $73,000.

    The Company believes that its capital resources on hand at March 31, 2000, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 1999.

FORWARD-LOOKING STATEMENTS

    Statements other than historical information contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will,"

"expect," "anticipate," "predict," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the uncertainty of market acceptance of the RELEASE NF catheter and the FEMSOFT INSERT; the risks associated with the Company's expanded reliance on sales of ROCHESTER MEDICAL brand products; the uncertainty that the Company will reach a definitive agreement with Maersk Medical regarding the sale of the Company's standard silicone Foley catheter private label business; the risk that the transaction and severance costs related to such sale will be greater than expected; the uncertainty that the Company will realize the anticipated strategic benefits from such sale; the uncertainty that the Company will enter into an international distribution relationship with Maersk Medical; and other risk factors listed from time to time in the Company's SEC reports, including, without limitation, the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 1999.


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

         Not Applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2000 Annual Meeting of Shareholders of Rochester Medical Corporation was held on Wednesday, February 2, 2000, at the Minneapolis Hilton and Towers Hotel in Minneapolis, Minnesota.

         The holders of 5,037,543 shares of common stock, representing 94.17% of the 5,349,500 outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. Management's entire slate of seven directors listed in the proxy statement was elected to serve until the next Annual Meeting of Shareholders by the following vote tallies:

                                       For       Authority Withheld
                                       ---       ------------------

         Darnell L. Boehm           4,763,543         274,000

         Anthony J. Conway          4,762,890         274,653

         Peter R. Conway            4,762,890         274,653

         Philip J. Conway           4,762,890         274,653

         Richard D. Fryar           4,762,890         274,653

         Roger W. Schnobrich        4,763,543         274,000

         Brian J. Wierzbinski       4,763,543         274,000

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


                                       ROCHESTER MEDICAL CORPORATION


Date: May 15, 2000                     By: /s/ Anthony J. Conway
                                           -----------------------------
                                           Anthony J. Conway
                                           CHIEF EXECUTIVE OFFICER


Date: May 15, 2000                     By: /s/ Brian J. Wierzbinski
                                           -----------------------------
                                           Brian J. Wierzbinski
                                           CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

                                                                         Page
                                                                         ----

27    Financial Data Schedule