Form 10-Q
period 2000-06-30
ROCHESTER MEDICAL CORPORATION
filed 2000-08-14
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         ___________________________to___________________________

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

                 5,338,900 Common Shares as of August 10, 2000.

                                TABLE OF CONTENTS

                          ROCHESTER MEDICAL CORPORATION


                               REPORT ON FORM 10-Q
                                FOR QUARTER ENDED
                                  JUNE 30, 2000

                                                                                                               PAGE
                                                                                                               ----


PART I.   FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

           Balance Sheets -- June 30, 2000 and September 30, 1999 ................................................3

           Statements of Operations -- Three months ended June 30, 2000 and 1999;
             Nine months ended June 30, 2000 and 1999 ............................................................4

           Statements of Cash Flows -- Nine months ended June 30, 2000 and 1999 ..................................5

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

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk ....................................11

PART II.  OTHER INFORMATION .....................................................................................12



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS

                                                                       JUNE 30,      SEPTEMBER 30,
                                                                         2000             1999
                                                                     ------------     ------------
                                 ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents ....................................    $  2,648,010     $  4,216,814
   Marketable Securities ........................................       6,628,334        9,029,296
   Accounts Receivable ..........................................       1,496,980        1,369,662
   Inventories ..................................................       2,089,089        2,047,820
   Prepaid Expenses and Other Assets ............................         160,051          347,860
                                                                     ------------     ------------
            TOTAL CURRENT ASSETS ................................      13,022,464       17,011,452

PROPERTY AND EQUIPMENT
   Land and Buildings ...........................................       5,416,768        5,390,785
   Equipment and Fixtures .......................................       9,916,975        9,338,173
                                                                     ------------     ------------
                                                                       15,333,743       14,728,958
   Less: Accumulated Depreciation ...............................      (4,075,134)      (3,257,233)
                                                                     ------------     ------------
            TOTAL PROPERTY AND EQUIPMENT ........................      11,258,609       11,471,725

INTANGIBLE ASSETS
   Patents, Less Accumulated Amortization .......................         203,809          219,218
                                                                     ------------     ------------
TOTAL ASSETS ....................................................    $ 24,484,882       28,702,395
                                                                     ============     ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable .............................................    $    847,559          689,475
   Accrued Expenses .............................................         485,712          835,914
                                                                     ------------     ------------
            TOTAL CURRENT LIABILITIES ...........................       1,333,271        1,525,389

SHAREHOLDERS' EQUITY
   Common Stock, no par value:
   Authorized -- 20,000,000
                Issued and Outstanding Shares -- 5,338,900
                -- Jun., 2000 and 5,349,500 -- Sept., 1999 ......      41,279,359       41,352,202
   Accumulated Deficit ..........................................     (18,127,748)     (14,175,196)
                                                                     ------------     ------------
            TOTAL SHAREHOLDERS' EQUITY ..........................      23,151,611       27,177,006

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ........................    $ 24,484,882       28,702,395
                                                                     ============     ============


Note -- The Balance Sheet at September 30, 1999 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                     JUNE 30,                      NINE MONTHS ENDED JUNE 30,
                                         -------------------------------         -------------------------------
                                             2000                1999                2000                1999
                                         -----------         -----------         -----------         -----------
NET SALES .......................        $ 2,111,022         $ 1,733,368         $ 6,165,355         $ 5,460,680
COST OF SALES ...................          1,619,245           1,375,701           4,744,553           4,215,435
                                         -----------         -----------         -----------         -----------

GROSS PROFIT ....................            491,777             357,667           1,420,802           1,245,245

COSTS AND EXPENSES:
   Marketing and Selling ........          1,161,172           1,068,347           3,594,098           2,623,344
   Research and Development .....            222,531             238,877             646,426             747,994
   General and Administrative ...            607,737             458,084           1,591,985           1,368,746
                                         -----------         -----------         -----------         -----------
         TOTAL OPERATING EXPENSES          1,991,440           1,765,308           5,832,509           4,740,084

                                         -----------         -----------         -----------         -----------
LOSS FROM OPERATIONS ............         (1,499,663)         (1,407,641)         (4,411,707)         (3,494,839)

OTHER INCOME (EXPENSE):
   Interest Income ..............            147,188             174,776             459,155             532,562
                                         -----------         -----------         -----------         -----------

   TOTAL OTHER INCOME (EXP) .....            147,188             174,776             459,155             532,562
                                         -----------         -----------         -----------         -----------

NET LOSS ........................        $(1,352,475)        $(1,232,865)        $(3,952,552)        $(2,962,277)
                                         ===========         ===========         ===========         ===========

NET LOSS PER COMMON SHARE
(Basic and Diluted) .............        $     (0.25)        $     (0.23)        $     (0.74)        $     (0.56)
                                         ===========         ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING .......          5,338,900           5,349,500           5,342,030           5,327,264
                                         ===========         ===========         ===========         ===========


See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                          NINE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                   -------------------------------
                                                                                       2000                1999
                                                                                   -----------         -----------
OPERATING ACTIVITIES
   Net Loss ...............................................................        $(3,952,552)        $(2,962,277)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................            867,844             698,656

   Changes in assets and liabilities:
   Accounts Receivable ....................................................           (127,318)            858,689
   Inventories ............................................................            (41,268)           (148,707)
   Other Current Assets ...................................................            187,810             254,339
   Accounts Payable .......................................................            158,084            (359,439)
   Other Current Liabilities ..............................................           (350,203)           (466,894)
                                                                                   -----------         -----------

         NET CASH (USED IN) OPERATING ACTIVITIES ..........................         (3,257,603)         (2,125,633)

INVESTING ACTIVITY
   Capital Expenditures ...................................................           (604,786)           (577,612)
   Patents ................................................................            (34,535)            (46,401)
   Sales (Purchases) of Marketable Securities, Net ........................          2,400,963           5,468,269
                                                                                   -----------         -----------

   NET CASH PROVIDED BY INVESTING ACTIVITIES ..............................          1,761,642           4,844,256
                                                                                   -----------         -----------

FINANCING ACTIVITIES
   Proceeds from Sale (Purchases) of Common Stock .........................            (72,843)            660,000
                                                                                   -----------         -----------

   NET CASH PROVIDED BY FINANCING ACTIVITIES ..............................            (72,843)            660,000

(DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS ..................................................         (1,568,804)          3,378,623

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD ...................................................          4,216,814           2,864,922
                                                                                   -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................        $ 2,648,010         $ 6,243,545
                                                                                   ===========         ===========

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2000


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1999 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.


NOTE B -- EARNINGS (LOSS) PER SHARE

For the nine-month periods ended June 30, 2000 and 1999, there is no difference between basic and diluted net loss per share or between basic and net loss per share as previously reported. Common equivalent shares from stock options are excluded as their effects are antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENT

    On July 5, 2000, the Company announced that it was unable to reach a definitive agreement with Maersk Medical regarding the sale of the Company's standard silicone Foley catheter manufacturing operations and standard Foley catheter private label business. The Company will continue to manufacture and sell standard silicone Foley catheters.

RESULTS OF OPERATIONS

    The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

                                                  Three Months                 Nine Months
                                                      Ended                      Ended
                                                     June 30,                   June 30,
                                                -----------------          -----------------
                                                  2000      1999             2000      1999
                                                -------   -------          -------   -------
         Total Net Sales ...................        100%      100%             100%      100%
         Cost of Sales .....................         77%       79%              77%       77%
                                                -------   -------          -------   -------
             Gross Margin ..................         23%       21%              23%       23%

         Operating Expenses
             Marketing and Selling .........         55%       62%              58%       48%
             Research and Development ......         11%       14%              10%       14%
             General and Administrative ....         29%       26%              26%       25%
                                                -------   -------          -------   -------
         Total Operating Expenses ..........         95%      102%              94%       87%

         Loss From Operations ..............        (72)%     (81)%            (71)%     (64)%
         Interest Income (Expense) Net .....          7%       10%               7%       10%
                                                -------   -------          -------   -------
         Net Loss ..........................        (65%)     (71%)            (64%)     (54%)
                                                =======   =======          =======   =======

THREE MONTH AND NINE MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         NET SALES. Net sales for the third quarter of fiscal 2000 increased 22% to $2,111,000 from $1,733,000 for the comparable quarter of last fiscal year. The sales increase resulted from comparably stronger order volumes in both domestic and international markets. Domestic sales increased by 22% as a result of higher branded and private label sales. International sales increased by 21% as a result of significantly increased sales to Maersk Medical for the purpose of building inventory in anticipation of Maersk Medical's proposed purchase of the Company's standard silicone Foley catheter business, which were offset in part by lower sales in Europe, primarily due to the timing of orders. The Company expects reduced sales to Maersk Medical for the next several months due to its inventory build up, which will result in a decline in net sales over the next two fiscal quarters.

         Net sales for the nine months ended June 30, 2000 increased 13% to $6,165,000 from $5,461,000 for the comparable nine-month period of last fiscal year. Primary factors leading to the increase in nine- month sales results include an increase in international sales, primarily in Europe, offset in part by a decrease in domestic sales. The decrease in overall domestic sales reflects lower domestic private label sales as previously disclosed, partially offset by growth in domestic branded sales.

         The RELEASE NF catheter and the FEMSOFT(R) INSERT continue to be introduced into the marketplace. The net sales of these products and the related sales volumes are not yet significant to the Company's overall sales levels.

         GROSS MARGIN. The Company's gross margin as a percentage of net sales for the third quarter of fiscal 2000 was 23% compared to 21% for the comparable quarter of last fiscal year. The current quarter's margin primarily reflects costs associated with underutilized production capacity. Costs associated with increased capacity are anticipated to continue until the Company achieves sufficient sales to absorb the additional capacity.

         The Company's gross margin as a percentage of net sales for the nine months ended June 30, 2000 was 23% compared to 23% for the comparable nine-month period of last fiscal year. Factors related to the nine-month margin level are generally consistent with those discussed above for the current quarter.

         The Company anticipates that gross margins may decline over the next two fiscal quarters due to lower production volumes related to the anticipated decline in net sales related to the Maersk Medical activities as described above.

         MARKETING AND SELLING. Marketing and selling expense for the third quarter of fiscal 2000 increased 9% to $1,161,000 from $1,068,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to promotional activities as part of the Company's phased rollout of the FEMSOFT INSERT.

         Marketing and selling expense for the nine months ended June 30, 2000 increased 37% to $3,594,000 from $2,623,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.

         RESEARCH AND DEVELOPMENT. Research and development expense for the third quarter of fiscal 2000 decreased 7% to $223,000 from $239,000 for the comparable quarter of last fiscal year. The decrease in research and development expense primarily reflects a reduction in accruals for costs of the FemSoft(R) Insert clinical trials related to stage of completion.

         Research and development expense for the nine months ended June 30, 2000 decreased 14% to $646,000 from $748,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.

         GENERAL AND ADMINISTRATIVE. General and administrative expense for the third quarter of fiscal 2000 increased 33% to $608,000 from $458,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is primarily related to a one-time expense related to the terminated Maersk Medical transaction and general increases in administrative support costs.

         General and administrative expense for the nine months ended June 30, 2000 increased 16% to $1,592,000 from $1,369,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.

         INTEREST INCOME. Interest income for the third quarter of fiscal 2000 decreased 16% to $147,000 from $175,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current quarter due to the utilization of cash for operations and capital expenditures.

         Interest income for the nine months ended June 30, 2000 decreased 14% to $459,000 from $533,000 for the comparable nine-month period of last fiscal year. The decrease reflects a comparatively lower average level of invested cash balances for the current quarter as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and marketable securities were $9,276,000 at June30, 2000 compared with $13,246,000 at September 30, 1999. The
Company used a net $3,258,000 of cash from operating activities during the quarter, of which $3,085,000 reflects the net loss before non-cash depreciation.

         During the nine-month period ended June 30, 2000, the Company's working capital position, excluding cash and marketable securities, decreased by a net $173,000. Accounts receivable balances increased 9% or $127,000 during this period as a result of increased sales and the timing of customer orders. Other current assets decreased 54% or $188,000 during the recent nine-month period primarily as a result of the collection of accrued investment interest receivable. Current liabilities decreased 13% or $192,000 during the recent nine-month period, reflecting comparatively lower balances for clinical trials and accrued compensation. Changes in other asset and liability balances during the recent nine- month period are related to timing of expense recognition.

         The Company believes that its capital resources on hand at June 30, 2000, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item
6) for the fiscal year ended September 30, 1999.


FORWARD-LOOKING STATEMENTS

         Statements other than historical information contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "predict," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the uncertainty of market acceptance of the RELEASE NF catheter and the FEMSOFT INSERT; the uncertainty of the level of continuing sales volumes, if any, to Maersk Medical; the results of product evaluations; the securing of Group Purchasing Organization contract participation; the timing of purchases by customers; manufacturing capacities for both current products and new products; results of clinical tests; the timing of clinical preference testing and product introductions; FDA review and response times; the risks associated with the Company's expanded reliance on sales of ROCHESTER MEDICAL brand products; and other risk factors listed from time to time in the Company's SEC reports, including, without limitation, the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 1999.


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


                                                  ROCHESTER MEDICAL CORPORATION


  Date:  August 14, 2000                          By:  /s/ Anthony J. Conway
                                                       ---------------------
                                                       Anthony J. Conway
                                                       CHIEF EXECUTIVE OFFICER


  Date:  August 14, 2000                          By: /s/ Brian J. Wierzbinski
                                                      ------------------------
                                                       Brian J. Wierzbinski
                                                       CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

                                                                            Page
                                                                            ----

  27    Financial Data Schedule