Form 10-K
period 2000-09-30
ROCHESTER MEDICAL CORPORATION
filed 2000-12-20
CIK 868368

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR FISCAL YEAR ENDED SEPTEMBER 30, 2000

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


                        COMMON STOCK WITHOUT PAR VALUE

                               -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The issuer's revenues for its most recent fiscal year were $7,860,132.

The aggregate market value of voting stock held by non-affiliates based upon the closing Nasdaq sale price on December 1, 2000 was $23,907,725.

Number of shares outstanding on December 15, 2000 was 5,338,900 Common Shares.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for its February 8, 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I


ITEM 1. BUSINESS


OVERVIEW

     Rochester Medical Corporation (the "Company") develops, manufactures and markets a broad line of innovative, technologically enhanced latex-free urinary continence and urine drainage care products for the home care and acute/extended care markets. The Company's home care products include its FEMSOFT(R) INSERT, a soft, liquid-filled, conformable urethral insert for managing female stress urinary incontinence in adult females, a line of male external catheters for managing male urinary incontinence and a line of intermittent catheters for managing both male and female urinary retention. The Company's acute/extended care products include a line of standard Foley catheters and its RELEASE-NF (TM) CATHETER, an antibacterial Foley catheter to reduce the incidence of hospital acquired urinary tract infection ("UTI").

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

     In June 2000, the Company received authorization from the FDA to market its hydrophilic intermittent catheter. When moistened, the hydrophilic surface of the catheter becomes slippery to provide a low friction surface. The Company intends to formally introduce the hydrophilic intermittent catheter in January 2001 under the ROCHESTER MEDICAL brand in the United States.

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


ACUTE/EXTENDED CARE PRODUCTS

     RELEASE-NF CATHETER. The Company's RELEASE-NF CATHETER is a silicone Foley catheter that has been designed to reduce the incidence of hospital acquired UTI. Using patented technology, the RELEASE-NF CATHETER incorporates nitrofurazone, an effective broad-spectrum antibacterial agent, into the structure of the catheter, permitting sustained release of a controlled dosage directly into the urinary tract to prevent the onset of infection.

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


MARKETING AND SALES
     To date, the majority of the Company's revenues have been derived from sales of its male external catheters and standard Foley catheters to medical products companies for resale under brands owned by such companies. In fiscal 1999, the Company experienced a significant reduction in sales under these arrangements due to one customer that switched to its own production of silicone male external catheters and another customer that significantly reduced its order volume. Private label arrangements are likely to continue to account for a significant portion of the Company's revenues in the foreseeable future, particularly in international markets where the Company does not maintain a direct sales presence.

     The Company sells its products in the United States under the ROCHESTER MEDICAL brand name through a five-person direct sales force. The primary markets for the Company's products are individual hospitals and healthcare institutions, distributors and extended care facilities.

     In fiscal 2000, the Company began a phased introduction of FEMSOFT INSERT in three metropolitan areas, Denver, Detroit and Iowa City, including the Quad-Cities of Iowa and Illinois, which were among the primary clinical study locations for the insert. The Company also has begun to introduce the FEMSOFT INSERT to a select group of clinicians in the United States. The marketing of the FEMSOFT INSERT requires significant physician and clinician education efforts. The Company's focus is on enrolling clinicians in its FEMSOFT program which trains the clinicians in the use of the FEMSOFT INSERT and enters the clinicians in the Company's distribution and customer service program for the insert. The Company has formed a distribution and customer service program for the FEMSOFT INSERT with Healthcare Delivery Systems ("HDS"), a business unit of McKesson Corporation. Under this program, HDS will administer a centralized resource center for customer service, product information and nationwide distribution of the FEMSOFT INSERT. In addition, the Company is testing methods of consumer advertising of the FEMSOFT INSERT in its initial markets.

     The Company is actively exploring alternative approaches to the sales and marketing of the RELEASE-NF catheter in the United States.

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

     Research and development expense for fiscal years 2000, 1999 and 1998, was $1,008,000, $1,052,000 and $1,384,000, respectively.


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


THIRD PARTY REIMBURSEMENT
     In the United States, healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, Medicaid, private health insurance plans and managed care organizations, to reimburse all or a portion of the cost of the devices. The Medicare program is funded and administered by the federal government, while the Medicaid program is jointly funded by the federal government and the states, which administer the program under general federal oversight. The Company believes its currently marketed products, including the RELEASE-NF CATHETER, are generally eligible for coverage under these third party reimbursement programs. The Company is currently seeking to establish the eligibility of the FEMSOFT INSERT for reimbursement. Several private health insurance plans have begun to offer this reimbursement. The competitive position of certain of the Company's products may be partially dependent upon the extent of reimbursement for its products.

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

     Sales of products to ConvaTec represented 16% of the Company's revenues in fiscal 2000 and 16% of revenues in fiscal 1999. ConvaTec has consulted with us regarding its intention going forward in the continence care market and these consultations may result in modifications to the Company's agreement with ConvaTec.

     The Company supplies a number of medical product companies with products on a private label basis.


EMPLOYEES
     As of September 30, 2000, the Company employed 118 full-time employees, of whom 80 were in manufacturing, and the remainder in marketing and sales, research and development and administration. The labor market for medical device manufacturing personnel has tightened in Minnesota, and particularly in the Rochester area where the Company's manufacturing facilities are located. This has resulted in upward pressure on wages for production workers but has not, to date, adversely affected the Company's ability to hire and retain capable manufacturing personnel. The Company is not a party to any collective bargaining agreement and believes its employee relations are good.


EXECUTIVE OFFICERS OF THE REGISTRANT
     The executive officers of the Company as of December 19, 2000 are as follows:


NAME                   AGE    POSITION
-------------------   -----   -------------------------------------------------
Anthony J. Conway      56     Chairman of the Board, Chief Executive Officer,
                              President and Secretary
David A. Jonas         36     Controller, Treasurer and Director of Operations
Philip J. Conway       44     Vice President, Production Technologies
Richard D. Fryar       53     Vice President, Research and Development
Dara Lynn Horner       42     Vice President, FEMSOFT Marketing
Martyn R. Sholtis      41     Vice President, Marketing and Sales

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

     DAVID A. JONAS has served as the Company's Controller since June 1998, as its Director of Operations since August 1999, and as its Treasurer since November 2000. Mr. Jonas has had principal responsibility for the Company's operational activities since August 1999, and since November 2000 has also had principal responsibility for the Company's financial activities. Prior to joining the Company, Mr. Jonas was employed in various financial, financial management and operational management positions with Polaris Industries, Inc. from January 1989 to June 1998. Mr. Jonas holds a BS degree in Accounting from the University of Minnesota and is a certified public accountant.

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

     DARA LYNN HORNER has served as Marketing Director for the Company's FEMSOFT INSERT product line since November 1998. Ms. Horner has principal responsibility for management of the Company's FEMSOFT marketing activities. From 1990 until joining the Company in 1998, Ms. Horner was employed by Lake Region Manufacturing, Inc., a medical device manufacturer, most recently as Marketing Director. From 1980 to 1998, she was employed in various marketing and sales capacities with, respectively, Medtronic, Inc., West Central Tribune, and Blue Cross-Blue Shield of Minnesota.

     MARTYN R. SHOLTIS joined the Company in April 1992 and serves as Vice President of Marketing & Sales. Mr. Sholtis' responsibilities include implementation of the Company's marketing & sales strategy as well as the development of the Company's relationships with the Company's private label and international customers. From 1985 to 1992 Mr. Sholtis was employed by Sherwood Medical, a company that manufactured and sold a variety of disposable medical products including urological catheters, most recently as Regional Sales Manager for the Nursing Care Division.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2000.



                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Common Stock is quoted on the Nasdaq National Market under the symbol
ROCM. The following table sets forth, for the periods indicated, the range of high and low last sale prices for the Common Stock as reported by the Nasdaq National Market.


                                    HIGH           LOW
                                ------------   -----------
   FISCAL 1999
     First Quarter ..........    $  15.250      $  9.625
     Second Quarter .........       15.500         9.250
     Third Quarter ..........       12.250         9.500
     Fourth Quarter .........       12.313         8.375

   FISCAL 2000
     First Quarter ..........    $  10.156      $  6.25
     Second Quarter .........       12.375         7.00
     Third Quarter ..........       12.25          7.625
     Fourth Quarter .........        9.375         5.875

HOLDERS
     As of December 15, 2000, the Company had 132 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own Common Stock in nominee or street name.

     The Company has paid no cash dividends on its Common Stock, and it does not intend to pay cash dividends on its Common Stock in the future.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data of the Company as of September 30, 2000 and 1999 and for the three fiscal years ended September 30, 2000, 1999 and 1998 are derived from, and should be read together with, the financial statements of the Company audited by Ernst & Young LLP, independent auditors, included elsewhere in this Form 10-K. The following selected financial data as of September 30, 1998, 1997 and 1996 and for the fiscal years ended September 30, 1997 and 1996 are derived from audited financial statements not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.


                                                             FISCAL YEARS ENDED SEPTEMBER 30,
                                        ---------------------------------------------------------------------------
                                            2000           1999            1998            1997            1996
                                        -----------   -------------   -------------   -------------   -------------
Statements of Operations Data:
 Net sales ..........................    $  7,860       $   7,341       $   9,518       $   7,615       $   5,540
 Cost of sales ......................       6,151           5,602           6,604           4,869           3,788
                                         --------       ---------       ---------       ---------       ---------
  Gross profit ......................       1,709           1,739           2,914           2,746           1,752
Operating expenses:
 Marketing and selling ..............       4,589           3,944           3,191           2,210           1,351
 Research and development ...........       1,008           1,052           1,384           1,451           1,182
 General and administrative .........       2,238           1,863           1,445           1,499           1,112
                                         --------       ---------       ---------       ---------       ---------
  Total operating expenses ..........       7,835           6,859           6,020           5,160           3,645
                                         --------       ---------       ---------       ---------       ---------
Loss from operations ................      (6,126)         (5,120)         (3,106)         (2,414)         (1,893)
Interest income .....................         595             719             848             657             818
Interest expense ....................          --              --              --            (342)           (285)
                                         --------       ---------       ---------       ---------       ---------
Net loss ............................    $ (5,531)      $  (4,401)      $  (2,258)      $  (2,099)      $  (1,360)
                                         ========       =========       =========       =========       =========
Net loss per common share --
 basic and diluted ..................    $  (1.04)      $    (.83)      $    (.44)      $    (.51)      $    (.35)
Weighted average number of
 common shares outstanding ..........       5,341           5,333           5,141           4,132           3,867



                                                                 AS OF SEPTEMBER 30,
                                        ----------------------------------------------------------------------
                                            2000           1999           1998          1997           1996
                                        ------------   ------------   -----------   ------------   -----------
Balance Sheet Data:
 Cash, cash equivalents and
  Marketable securities .............    $   8,859      $  13,246      $ 16,410       $  4,639      $ 17,408
 Working capital ....................       10,329         15,486        19,245          7,081        18,861
 Total assets .......................       23,254         28,702        32,736         18,613        23,888
 Long-term debt .....................           --             --            --             --         3,321
 Accumulated deficit ................      (19,706)       (14,175)       (9,774)        (7,516)       (5,418)
 Total shareholders' equity .........    $  21,573      $  27,177      $ 30,918       $ 17,181      $ 19,231

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

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales:


                                                          FISCAL YEARS ENDED
                                                            SEPTEMBER 30,
                                                 ------------------------------------
                                                    2000         1999         1998
                                                 ----------   ----------   ----------
         Total net sales .....................       100%         100%         100%
         Cost of sales .......................        78           76           69
                                                     ---          ---          ---
         Gross margin ........................        22           24           31
         Operating expenses:
          Marketing and selling ..............        58           54           34
          Research and development ...........        13           14           15
          General and administrative .........        29           26           15
                                                     ---          ---          ---
         Total operating expenses ............       100           94           64
         Loss from operations ................       (78)         (70)         (33)
         Interest income, net ................         8           10            9
                                                     ---          ---          ---
         Net loss ............................       (70)%        (60)%        (24)%
                                                     ===          ===          ===

FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED
     SEPTEMBER 30, 1999

     NET SALES. Net sales increased 7% to $7.9 million in fiscal 2000 from $7.3 million in the prior fiscal year. Domestic sales were flat compared to the prior fiscal year, with growth of 17% in ROCHESTER MEDICAL brand product sales offset by a 13% decline in sales to domestic private label customers, primarily Mentor and ConvaTec. International sales increased 18% in fiscal 2000 compared to the prior fiscal year, primarily due to growth in European markets.

     GROSS MARGIN. The Company's gross margin was 22% in fiscal 2000 compared to 24% in fiscal 1999. The fiscal 2000 margin primarily reflects costs associated with continuing underutilized production capacity. Costs associated with increased capacity are anticipated to continue until such time as, if ever, the Company achieves sufficient sales to absorb the additional capacity.

     MARKETING AND SELLING. Marketing and selling expense increased 16% to $4.6 million in fiscal 2000 from $3.9 million in fiscal 1999. The increase in expense is due to promotional activities for the FEMSOFT INSERT. The Company anticipates that marketing and selling expenses will decrease in fiscal 2001 because fiscal 2000 included nonrecurring expenses for the development of marketing materials related to the FEMSOFT INSERT and due to a reduction in the size of the Company's sales force.

     RESEARCH AND DEVELOPMENT. Research and development expense decreased 4% to $1.0 million in fiscal 2000 from $1.1 million in fiscal 1999. The decrease in research and development expense primarily reflects a reduction in accruals for costs of the FEMSOFT INSERT clinical trials related to stage of completion.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased 20% to $2.2 million in fiscal 2000 from $1.9 million in fiscal 1999. The increase in general and administrative expense is related to one-time costs associated with the terminated transaction with Maersk Medical, as well as one-time costs related to severance expenses associated with a reduction in personnel.

     INTEREST INCOME. Interest income decreased 17% to $595,000 in fiscal 2000 from $719,000 in fiscal 1999. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current quarter due to the utilization of cash for operations and capital expenditures.



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

     The Company's cash, cash equivalents and marketable securities were $8.9 million at September 30, 2000 compared with $13.2 million at September 30, 1999. The Company used a net $3.6 million of cash in operating activities during the year. Investing activities, primarily sales of marketable securities, provided net cash of $2,658,000 in fiscal 2000, offset in part by capital expenditures of $676,000. The Company anticipates lower capital expenditures in fiscal 2001.

     During fiscal 2000, the Company's working capital position, excluding cash and marketable securities, decreased by a net $770,000. Accounts receivable balances decreased 26% or $362,000 during the fiscal year as a result of receivable collections. Inventories decreased by 8% or $155,000 during the year. Other current assets decreased 28% or $97,000 as a result of the collection of miscellaneous receivables. Current liabilities increased 10% or $156,000 during the year. Changes in other asset and liability balances related to timing of expense recognition.

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

                                 RISK FACTORS


UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS
     Much of the Company's ability to increase revenues and to achieve profitability and positive cash flow will depend on the successful introduction of new products, primarily the RELEASE-NF CATHETER, the FEMSOFT INSERT and the new hydrophilic personal catheter. These products represent new methods and improvements for urinary continence care. There can be no assurance that these products will gain any significant degree of market acceptance among physicians, healthcare payors and patients. Market acceptance of these products, if it occurs, may require lengthy hospital evaluations and/or the training of numerous physicians and clinicians, which could delay or dampen any such market acceptance. Moreover, approval of reimbursement for the Company's products, competing products or alternative medical treatments, and the Company's pricing policies will be important factors in determining market acceptance of these products. Any of the foregoing factors, or other factors, could limit or detract from market acceptance of these products. Insufficient market acceptance of these products could have a material adverse effect on the Company's business, financial condition and results of operations.


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


LIMITED REVENUES; HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES
     The Company has generated only limited revenues to date and has experienced net losses since its inception. Net losses for the fiscal years ended September 30, 2000, 1999 and 1998 were $5.5 million, $4.4 million and $2.3 million, respectively. The Company had an accumulated deficit of approximately $19.7 million at September 30, 2000. The Company's ability to increase revenues and achieve profitability and positive cash flow will depend primarily upon market acceptance of, and achievement of material sales from, the Company's new products, particularly the RELEASE-NF CATHETER, FEMSOFT INSERT and hydrophilic personal catheter, of which there can be no assurance. A substantial portion of the expenses associated with the Company's manufacturing facilities are fixed in nature (i.e. depreciation) and will reduce the Company's operating margin until such time, if ever, as the Company is able to increase utilization of its capacity through increased sales of its new products. As a result, the Company expects to incur substantial operating losses for the foreseeable future and there can be no assurance that the Company will ever generate substantial revenues or achieve or sustain profitability.


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


ITEM 8. FINANCIAL STATEMENTS



                         ROCHESTER MEDICAL CORPORATION

                             FINANCIAL STATEMENTS


                YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998



                                                    PAGE
                                                    ----
      Report of Independent Auditors .............    20

      Audited Financial Statements ............... 21-31

       Balance Sheets ............................    21

       Statements of Operations ..................    22

       Statement of Shareholders' Equity .........    23

       Statements of Cash Flows ..................    24

       Notes to Financial Statements .............    25

                        REPORT OF INDEPENDENT AUDITORS






Shareholders
Rochester Medical Corporation



     We have audited the accompanying balance sheets of Rochester Medical Corporation as of September 30, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rochester Medical Corporation at September 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




                                        /s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
October 20, 2000

                         ROCHESTER MEDICAL CORPORATION

                                BALANCE SHEETS



                                                                            SEPTEMBER 30,
                                                                  ---------------------------------
                                                                       2000              1999
                                                                  ------------         ------------
ASSETS
Current assets:
 Cash and cash equivalents                                        $  3,204,161         $  4,216,814
 Marketable securities                                               5,654,442            9,029,296
 Accounts receivable, less allowance for doubtful accounts
  ($62,567 - 2000; $59,466 - 1999)                                   1,007,432            1,369,662
 Inventories, net                                                    1,892,455            2,047,820
 Prepaid expenses and other current assets                             251,328              347,860
                                                                  ------------         ------------
Total current assets                                                12,009,818           17,011,452
Property, plant and equipment:
 Land                                                                  169,707              169,707
 Buildings                                                           5,250,720            5,221,078
 Construction in progress                                                   --            1,699,440
 Equipment and fixtures                                              9,984,496            7,638,733
                                                                  ------------         ------------
                                                                    15,404,923           14,728,958
 Less accumulated depreciation                                      (4,351,235)          (3,257,233)
                                                                  ------------         ------------
Total property, plant and equipment                                 11,053,688           11,471,725
Patents, less accumulated amortization ($710,492 - 2000
 $641,516 - 1999)                                                      190,717              219,218
                                                                  ------------         ------------
Total assets                                                      $ 23,254,223         $ 28,702,395
                                                                  ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                 $    799,737         $    689,475
 Accrued compensation                                                  530,276              556,329
 Accrued clinical costs                                                     --               45,214
 Accrued expenses                                                      351,192              234,371
                                                                  ------------         ------------
Total current liabilities                                            1,681,205            1,525,389
Shareholders' equity:
 Common Stock, no par value:
 Authorized shares - 20,000,000
  Issued and outstanding shares; (5,338,900 - 2000;
  5,349,500 - 1999)                                               $ 41,279,359         $ 41,352,202
Accumulated deficit                                                (19,706,341)         (14,175,196)
                                                                  ------------         ------------
Total shareholders' equity                                          21,573,018           27,177,006
                                                                  ------------         ------------
Total liabilities and shareholders' equity                        $ 23,254,223         $ 28,702,395
                                                                  ============         ============

                            SEE ACCOMPANYING NOTES.

                         ROCHESTER MEDICAL CORPORATION

                           STATEMENTS OF OPERATIONS



                                                                     FISCAL YEARS ENDED SEPTEMBER 30,
                                                           -----------------------------------------------------
                                                                 2000              1999               1998
                                                           ---------------   ---------------   -----------------
Net sales ..............................................    $  7,860,132      $  7,340,870       $   9,518,311
Cost of sales ..........................................       6,151,195         5,602,042           6,604,201
                                                            ------------      ------------       -------------
Gross profit ...........................................       1,708,937         1,738,828           2,914,110
Operating expenses:
 Marketing and selling .................................       4,588,874         3,943,589           3,190,642
 Research and development ..............................       1,008,431         1,052,090           1,384,210
 General and administrative ............................       2,237,985         1,863,194           1,445,167
                                                            ------------      ------------       -------------
Total operating expenses ...............................       7,835,290         6,858,873           6,020,019
Loss from operations ...................................      (6,126,353)       (5,120,045)         (3,105,909)
Other income (expense):
 Interest income .......................................         595,208           719,322             847,662
 Interest expense ......................................              --                --                  --
                                                            ------------      ------------       -------------
Net loss ...............................................    $ (5,531,145)     $ (4,400,723)      $  (2,258,247)
                                                            ============      ============       =============
Net loss per common share -- basic and diluted .........    $      (1.04)     $       (.83)      $        (.44)
                                                            ============      ============       =============
Weighted average number of common shares
 outstanding ...........................................       5,341,243         5,332,868           5,140,670
                                                            ============      ============       =============




                            SEE ACCOMPANYING NOTES.

                         ROCHESTER MEDICAL CORPORATION

                       STATEMENT OF SHAREHOLDERS' EQUITY



                                                       COMMON STOCK
                                              ------------------------------
                                                                                  ACCUMULATED
                                                  SHARES          AMOUNT            DEFICIT            TOTAL
                                              -------------   --------------   ----------------   --------------
Balance at September 30, 1997 .............     4,133,500      $24,697,199     $ (7,516,226)      $17,180,973
 Common Stock issued in public
  offering ................................     1,125,000       15,862,253               --        15,862,253
 Exercise of common stock options .........        11,000          132,750               --           132,750
 Net loss for the year ....................            --               --       (2,258,247)       (2,258,247)
                                                ---------      -----------     ------------       ------------
Balance at September 30, 1998 .............     5,269,500       40,692,202       (9,774,473)       30,917,729
 Exercise of common stock options .........        80,000          660,000               --           660,000
 Net loss for the year ....................            --               --       (4,400,723)       (4,400,723)
                                                ---------      -----------     ------------       ------------
Balance at September 30, 1999 .............     5,349,500      $41,352,202     $(14,175,196)      $27,177,006
 Stock Repurchase .........................       (10,600)         (72,843)              --           (72,843)
 Net loss for the year ....................            --               --       (5,531,145)       (5,531,145)
                                                ---------      -----------     ------------       ------------
Balance at September 30, 2000 .............     5,338,900      $41,279,359     $(19,706,341)      $21,573,018
                                                =========      ===========     ============       ============


                            SEE ACCOMPANYING NOTES.

                         ROCHESTER MEDICAL CORPORATION

                           STATEMENTS OF CASH FLOWS



                                                                      FISCAL YEARS ENDED SEPTEMBER 30,
                                                           ------------------------------------------------------
                                                                 2000               1999               1998
                                                           ----------------   ----------------   ----------------
OPERATING ACTIVITIES
Net loss ...............................................   $(5,531,145)       $(4,400,723)       $(2,258,247)
Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization .........................     1,162,978            837,331            776,699
 Changes in operating assets and liabilities:
  Accounts receivable ..................................       362,230            585,386             12,146
  Inventories ..........................................       155,365            161,779           (555,866)
  Other current assets .................................        96,532            141,141           (235,216)
  Accounts payable .....................................       110,262            (76,829)           308,740
  Other current liabilities ............................        45,554           (215,803)            76,882
                                                           -----------        -----------        -----------
Net cash used in operating activities ..................    (3,598,224)        (2,967,718)        (1,874,862)

INVESTING ACTIVITIES
Capital expenditures ...................................      (675,965)          (798,285)        (2,305,258)
Patents ................................................       (40,475)           (58,081)           (43,579)
Purchase of marketable securities ......................   (23,570,342)       (54,892,037)       (50,871,767)
Sales and maturities of marketable securities ..........    26,945,196         59,408,013         40,773,957
                                                           -----------        -----------        -----------
Net cash provided by (used in) investing activities          2,658,414          3,659,610        (12,446,647)

FINANCING ACTIVITIES
Sale (purchase) of Common Stock ........................       (72,843)           660,000         15,995,003
                                                           -----------        -----------        -----------
Net cash provided by (used in) financing
 activities ............................................       (72,843)           660,000         15,995,003
                                                           -----------        -----------        -----------
Increase (decrease) in cash and cash
 equivalents ...........................................    (1,012,653)         1,351,892          1,673,494
Cash and cash equivalents at beginning of year .........     4,216,814          2,864,922          1,191,428
                                                           -----------        -----------        -----------
Cash and cash equivalents at end of year ...............   $ 3,204,161        $ 4,216,814        $ 2,864,922
                                                           ===========        ===========        ===========

                            SEE ACCOMPANYING NOTES.

                         ROCHESTER MEDICAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2000


 1.  BUSINESS ACTIVITY
     Rochester Medical Corporation (the "Company") develops, manufactures and markets a broad line of innovative, technologically enhanced latex-free urinary continence and urine drainage care products for the home care and acute/extended care markets. The Company currently manufactures and markets standard continence care products, including male external catheters, Foley catheters and intermittent catheters and innovative and technologically advanced products such as its FEMSOFT INSERT, RELEASE-NF catheter and hydrophilic intermittent catheter.


 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     CASH EQUIVALENTS
     The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.


     MARKETABLE SECURITIES
     Marketable securities are classified as available for sale and are carried at cost which approximates fair value as determined by published market data. The balance at September 30, 2000 consists of $3,000,000 of bonds maturing in 2001 and $2,650,000 of commercial paper. At September 30, 1999, the balance consisted entirely of bonds and commercial paper.


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


3.   ADVERTISING COSTS
     The Company incurred advertising expenses of $1,347,000, $779,000 and $414,000 for the years ended September 30, 2000, 1999 and 1998, respectively. All advertising costs are charged to operations as incurred.


4.   INVENTORIES
     Inventories are summarized as follows:


                                                          SEPTEMBER 30,
                                                  ------------------------------
                                                       2000             1999
                                                  --------------   -------------
   Raw materials ..............................     $  771,468      $  652,229
   Work-in-process ............................        766,466       1,058,716
   Finished goods .............................        452,640         445,605
   Reserve for inventory obsolescence .........        (98,119)       (108,730)
                                                    ----------      ----------
                                                    $1,892,455      $2,047,820
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

     Option activity is summarized as follows:


                                                                               AVERAGE
                                                 SHARES         WEIGHTED      EXERCISE
                                                RESERVED        OPTIONS       PRICE PER
                                               FOR GRANT      OUTSTANDING       SHARE
                                             -------------   -------------   ----------
Balance as of September 30, 1997 .........       209,000         535,000      $  12.35
Options granted ..........................      (226,000)        226,000         14.90
Options exercised ........................            --         (11,000)        12.07
Options canceled .........................        27,000         (27,000)        14.13
Increase in authorized shares ............       300,000              --            --
                                                --------         -------      --------
Balance as of September 30, 1998 .........       310,000         723,000         13.09
Options granted ..........................      (173,500)        173,500         11.40
Options exercised ........................            --         (80,000)         8.25
Options canceled .........................        70,000         (70,000)        13.80
                                                --------         -------      --------
Balance as of September 30, 1999 .........       206,500         746,500         13.15
Options granted ..........................      (153,000)        153,000          7.85
Options exercised ........................            --              --            --
Options canceled .........................       124,375        (124,375)        13.34
                                                --------        --------      --------
Balance as of September 30, 2000 .........       177,875         775,125      $  12.07
                                                ========        ========      ========

     The weighted average fair value of options granted in 2000, 1999 and 1998 was $4.90, $7.48 and $9.67 per share, respectively. The exercise price of options outstanding at September 30, 2000 ranged from $6.00 to $20.00 per share as summarized in the following table:


                                 NUMBER       WEIGHTED AVERAGE        NUMBER       WEIGHTED AVERAGE
                              OUTSTANDING         REMAINING        EXERCISABLE      EXERCISE PRICE
RANGE OF EXERCISE PRICES       AT 9/30/00     CONTRACTUAL LIFE      AT 9/30/00        PER SHARE
--------------------------   -------------   ------------------   -------------   -----------------
$6.00 -- $10.75 ..........     325,375           6.8 years          135,125           $  8.25
10.76 -- 14.75 ...........     301,250           6.0 years          229,750             13.95
14.76 -- 20.00 ...........     148,500           6.2 years          103,750             16.54
                               -------                              -------
                               775,125           6.4 years          468,625           $ 12.88
                               =======                              =======

     The number of stock options exercisable at September 30, 2000, 1999 and 1998 was 468,625, 367,000 and 307,500 at a weighted average exercise price of $12.88, $12.80 and $9.68 per share, respectively.

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

     Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.08%; volatility factor of the expected market price of the Company's common stock of .528 and a weighted average expected life of the option of seven years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:


                                                               YEAR ENDED SEPTEMBER 30,
                                                ------------------------------------------------------
                                                      2000               1999               1998
                                                ----------------   ----------------   ----------------
Pro forma net loss ..........................     $ (6,803,649)      $ (5,934,181)      $ (3,796,025)
Pro forma net loss per common share .........     $      (1.27)      $      (1.11)      $       (.74)

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

                         ROCHESTER MEDICAL CORPORATION

6.   INCOME TAXES
     Deferred income taxes are due to temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred income taxes are as follows:


                                                          SEPTEMBER 30,
                                                   ---------------------------
                                                     2000             1999
                                                   ------------     ----------
Deferred assets:
 Net operating loss ...........................    $  7,484,000     $5,466,000
 Research and development credits .............         164,000        143,000
 Allowance for uncollectible accounts .........          23,000         22,000
 Inventory reserves ...........................          36,000         40,000
 Inventory capitalization .....................          68,000         37,000
 Accrued expenses .............................         116,000         61,000
                                                   ------------     ----------
 Subtotal .....................................       7,891,000      5,769,000
Deferred liability:
 Depreciation and amortization ................         346,000        386,000
                                                   ------------     ----------
 Net deferred income tax assets ...............       7,545,000      5,383,000
 Valuation allowance ..........................      (7,545,000)    (5,383,000)
                                                   ------------     ----------
 Net deferred income taxes ....................    $         --     $       --
                                                   ============     ==========

     The Company will be subject to federal income taxes when operations become profitable. The Company's net operating loss carryforwards of approximately $20,436,000 can be carried forward to offset future taxable income, subject to the limitation of Internal Revenue Code Section 382. The net operating loss carryforward will expire at different times beginning in 2005.


7.   LEASES
     Rent expense from operating leases for the years ended September 30, 2000, 1999 and 1998 was $1,000, $5,000 and $7,000, respectively.


8.   RELATED PARTY TRANSACTIONS
     The brother-in-law of the CEO and President, the Vice President of Production Technologies and a member of the board of directors of the Company has performed legal services for the Company. During the years ended September 30, 2000, 1999 and 1998, the Company incurred legal fees and expenses of approximately $16,000, $46,000 and $71,000, respectively, to such counsel for services rendered in connection with litigation and for general legal services. Management believes the fees paid for the services rendered to the Company were on terms at least as favorable to the Company as could have been obtained from an unrelated party.

     The Company contracts with Petersen Blacksmith Company for the fabrication of customized, proprietary manufacturing equipment used in the Company's automated production lines. During 2000, 1999 and 1998, the Company paid Petersen Blacksmith Company the sum of $56,000, $46,000 and $231,000, respectively. Michael Petersen, the proprietor of Petersen Blacksmith Company, is the brother-in-law of a Director and Vice President, Research and Development of the Company. Management believes that the terms of the agreement are at least as favorable to the Company as could have been obtained from an unrelated party.

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


10.  SIGNIFICANT CUSTOMERS
     Significant customers, measured as a percentage of sales, are summarized as follows:


                                  SEPTEMBER 30,
                               ------------------
                               2000   1999   1998
                               ----   ----   ----
   Significant customers:
     ConvaTec ...........       16%    16%    25%
     Hollister ..........        9      7      7
     Maersk .............       15     18     15*
     Mentor .............        1     10     21
                                --     --     --
   Total ................       41%    51%    68%
                                ==     ==     ==

------------------
* 1998 includes sales to Euromedical Industries SdN., which was acquired by Maersk in July of 1998.

     In May 1998, Mentor advised the Company of its intention to manufacture its own silicone male external catheters under the royalty-free license it holds from the Company. There have been no sales of male external catheters to Mentor since the first quarter of fiscal 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
   None.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2000, and "Executive Officers of the Registrant" in Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION
     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated herein by reference to portions of the Proxy Statement for
Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2000.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  (a)(1) The following financial statements are filed herewith in Item 8.

         (i)   Balance Sheets as of September 30, 2000 and 1999.

         (ii) Statements of Operations for the years ended September 30, 2000, 1999 and 1998.

         (iii) Statement of Shareholders' Equity for the years ended September 30, 2000 and 1999.

         (iv) Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998.

         (v)  Notes to financial statements at September 30, 2000.

  (a)(2) Financial Statement Schedules.

         Schedule II -- Valuation and Qualifying Accounts

         Financial statement schedules other than those listed have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

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

         10.6 Change of Control Agreement dated November 21, 2000, between the Company and Anthony J. Conway.*

         10.7 Change of Control Agreement dated November 21, 2000, between the Company and Dara Lynn Horner.*

         10.8 Employment Agreement, dated November 16, 1998 between the Company and Dara Lynn Horner. (Incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1999.)

         10.9 Change of Control Agreement dated November 21, 2000, between the Company and Martyn R. Sholtis.*

         10.10 Change of Control Agreement dated November 21, 2000, between the Company and David A. Jonas.*

         10.11 Revised and Restated Distribution Agreement, dated as of May 6, 1998, between the Company and E. R. Squibb & Sons, Inc. (through its ConvaTec division). (Incorporated by reference to Exhibit
               10.17 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

         23    Consent of Ernst & Young LLP.*

         24    Power of Attorney*

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


                                        ROCHESTER MEDICAL CORPORATION



Dated: December 19, 2000                By:   /s/ ANTHONY J. CONWAY
                                           ------------------------------------
                                                  Anthony J. Conway
                                         CHAIRMAN OF THE BOARD, PRESIDENT,
                                      CHIEF EXECUTIVE OFFICER AND SECRETARY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.




          SIGNATURE             TITLE
-----------------------------   ------------------------------------------------

    /s/ ANTHONY J. CONWAY       Chairman of the Board, President,
 --------------------------     Chief Executive Officer, and Secretary
        Anthony J. Conway       (PRINCIPAL EXECUTIVE OFFICER)

        /s/ DAVID A. JONAS      Controller, Treasurer and Director of Operations
 --------------------------     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
          David A. Jonas

               *                Vice President, Production Technologies
 --------------------------     and Director
         Philip J. Conway

               *                Vice President, Research and Development
 --------------------------     and Director
         Richard D. Fryar

               *                Director
 --------------------------
         Darnell L. Boehm

               *                Director
 --------------------------
          Peter R. Conway

               *                Director
 --------------------------
       Roger W. Schnobrich

     *By /s/ DAVID A. JONAS     Dated: December 19, 2000
    ----------------------
        David A. Jonas
       ATTORNEY-IN-FACT

                         ROCHESTER MEDICAL CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           FOR CONTINUING OPERATIONS


----------------------------------------------------------------------------------------------------------
COL. A.                           COL. B                  COL. C                    COL. D        COL. E
----------------------------------------------------------------------------------------------------------
                                                        ADDITIONS
                                            ----------------------------------
                                BALANCE AT      CHARGED TO       CHARGED TO                     BALANCE AT
                                 BEGINNING      COSTS AND      OTHER ACCOUNTS     DEDUCTIONS      END OF
DESCRIPTION                      OF PERIOD       EXPENSES        -- DESCRIBE     -- DESCRIBE      PERIOD
------------------------------ ------------ ----------------- ---------------- --------------- -----------
Year ended September 30, 2000:
Reserves and allowances
deducted from asset accounts:
 Allowance for doubtful
  accounts ...................   $ 59,466      $   12,000           --             $ 8,899(1)   $ 62,567
 Allowance for inventory
  obsolescence ...............    108,729          14,000           --              24,611(2)     98,118
 Allowance for inventory
  valuation ..................         --         200,849(3)        --                  --       200,849

Year ended September 30, 1999:
Reserves and allowances
deducted from asset accounts:
 Allowance for doubtful
  accounts ...................   $ 50,000      $   10,000           --             $   534(1)   $ 59,466
 Allowance for inventory
  obsolescence ...............     50,034          60,000           --               1,305(2)    108,729
 Allowance for inventory
  valuation ..................         --              --           --                  --            --

Year ended September 30, 1998:
Reserves and allowances
deducted from asset accounts:
 Allowance for doubtful
  accounts ...................   $ 52,099      $    9,000           --             $11,099(1)   $ 50,000
 Allowance for inventory
  obsolescence ...............     91,910          12,300           --              54,106(2)     50,034
 Allowance for inventory
  valuation ..................         --              --           --                  --            --

------------------
(1) Uncollectable accounts written off net of recoveries

(2) Obsolete disposed of net of recoveries

(3) Valuation of inventory at lower of cost or market

                               INDEX TO EXHIBITS


 EXHIBIT                                                                                             PAGE
---------                                                                                           -----
 3.1        Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-2, Registration
            Number 33-97788) ....................................................................

 3.2        Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 of
            Registrant's Registration Statement on Form S-18, Registration Number
            33-36362-C) .........................................................................

 3.3        Amendment to Restated Bylaws of the Company. (Incorporated by reference to
            Exhibit 4.3 of Registrant's Registration Statement on Form S-2, Registration
            Number 33-97788) ....................................................................

 4.1        Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.4 of Registrant's Annual Report on Form 10-KSB for fiscal year ended
            September 30, 1995) .................................................................

 4.2        The Company's 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.5 of Registrant's Registration Statement on Form S-8, Registration
            Number 333-10261) ...................................................................

 4.3        Amendment to the Company's 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.3 of Registrant's Annual Report on Form 10-K for
            fiscal year ended September 30, 1998) ...............................................

10.1        Employment Agreement, dated August 31, 1990 between the Company and
            Anthony J. Conway. (Incorporated by reference to Exhibit 10.13 of Registrant's
            Registration Statement on Form S-18, Registration Number 33-36362-C) ................

10.2        Employment Agreement, dated August 31, 1990 between the Company and
            Philip J. Conway. (Incorporated by reference to Exhibit 10.14 of Registrant's
            Registration Statement on Form S-18, Registration Number 33-36362-C) ................

10.3        Change of Control Agreement dated December 4, 1998, between the Company and Philip J. Conway (Incorporated by reference to Exhibit 10.3 of Registrant's
            Annual Report on Form 10-K for fiscal year ended September 30, 1998) ................

10.4        Employment Agreement, dated August 31, 1990 between the Company and
            Richard D. Fryar. (Incorporated by reference to Exhibit 10.15 of Registrant's
            Registration Statement on Form S-18, Registration Number 33-36362-C) ................

10.5        Change of Control Agreement dated December 4, 1998, between the Company and Richard D. Fryar (Incorporated by reference to Exhibit 10.5 of Registrant's
            Annual Report on Form 10-K for fiscal year ended September 30, 1998) ................

10.6        Change of Control Agreement dated November 21, 2000, between the Company and Anthony J. Conway ...............................................................

10.7        Change of Control Agreement dated November 21, 2000, between the Company and Dara Lynn Horner ................................................................

10.8        Employment Agreement, dated November 16, 1998 between the Company and
            Dara Lynn Horner* (Incorporated by reference to Exhibit 10.8 of Registrant's
            Annual Report on Form 10-K for fiscal year ended September 30, 1999) ................

10.9        Change of Control Agreement dated November 21, 2000, between the Company and Martyn R. Sholtis ...............................................................

10.10       Change of Control Agreement dated November 21, 2000, between the Company and David A. Jonas* .................................................................

10.11       Revised and Restated Distribution Agreement, dated as of May 6, 1998, between the Company and E. R. Squibb & Sons, Inc. (through its ConvaTec division)
            (Incorporated by reference to Exhibit 10.17 of Registrant's Quarterly Report on
            Form 10-Q for the quarter ended March 31, 1998) .....................................

  23        Consent of Ernst & Young LLP ........................................................

  24        Power of Attorney ...................................................................

  27        Financial Data Schedule .............................................................
