Form 10-Q
period 2000-12-31
ROCHESTER MEDICAL CORPORATION
filed 2001-02-13
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ to
     __________________

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

                5,338,900 Common Shares as of February 6, 2001.

                                TABLE OF CONTENTS

                          ROCHESTER MEDICAL CORPORATION

                               REPORT ON FORM 10-Q
                                FOR QUARTER ENDED
                                DECEMBER 31, 2000



                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION.................................................3

   Item 1. Financial Statements (Unaudited)...................................3

      Balance Sheets - December 31, 2000 and September 30, 2000...............3

      Statements Of Operations - Three months ended December 31,
             2000 and 1999....................................................4

      Statements Of Cash Flows - Three months ended December 31,
             2000 and 1999....................................................5

      Notes To Financial Statements...........................................6

   Item 2. Management's Discussion And Analysis Of Financial
             Condition And Results Of Operations..............................7

   Item 3. Quantitative And Qualitative Disclosures About Market Risk........10

PART II. OTHER INFORMATION...................................................10

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS

                                                             DECEMBER 31,     SEPTEMBER 30,
                                                                2000             2000
                                                             ------------     ------------
                                 ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents ............................    $  2,401,748     $  3,204,161
   Marketable Securities ................................       5,025,469        5,654,442
   Accounts Receivable ..................................       1,216,298        1,007,432
   Inventories ..........................................       1,977,746        1,892,455
   Prepaid Expenses and Other Assets ....................         210,009          251,328
                                                             ------------     ------------
            TOTAL CURRENT ASSETS ........................      10,831,270       12,009,818


PROPERTY AND EQUIPMENT
   Land and Buildings ...................................       5,446,606        5,420,427
   Equipment and Fixtures ...............................      10,015,590        9,984,496
                                                             ------------     ------------
                                                               15,462,196       15,404,923
   Less: Accumulated Depreciation .......................      (4,679,818)      (4,351,235)
                                                             ------------     ------------
             TOTAL PROPERTY AND EQUIPMENT ...............      10,782,378       11,053,688


INTANGIBLE ASSETS
   Patents, Less Accumulated Amortization ...............         191,897          190,717
                                                             ------------     ------------
TOTAL ASSETS ............................................    $ 21,805,545     $ 23,254,223
                                                             ============     ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts Payable .....................................    $    550,082     $    799,737
   Accrued Expenses .....................................         498,419          881,468
                                                             ------------     ------------
                TOTAL CURRENT LIABILITIES ...............       1,048,501        1,681,205


SHAREHOLDERS' EQUITY
   Common Stock, no par value:
     Authorized-- 20,000,000
                Issued and Outstanding Shares-- 5,338,900      41,295,979       41,295,979
   Accumulated Deficit ..................................     (20,538,935)     (19,706,341)
                                                             ------------     ------------
                TOTAL SHAREHOLDERS' EQUITY ..............      20,757,044       21,573,018


TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ................    $ 21,805,545     $ 23,254,223
                                                             ============     ============

Note -- The Balance Sheet at September 30, 2000 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 THREE MONTHS ENDED
                                                    DECEMBER 31,
                                            ---------------------------
                                                2000            1999
                                            -----------     -----------
NET SALES ..............................    $ 1,855,216     $ 2,007,783
Cost of Sales ..........................      1,291,871       1,525,100
                                            -----------     -----------

GROSS PROFIT ...........................        563,345         482,683

COSTS AND EXPENSES:
   Marketing and Selling ...............        790,566       1,298,718
   Research and Development ............        255,026         223,176
   General and Administrative ..........        475,741         459,939
                                            -----------     -----------
   TOTAL OPERATING EXPENSES ............      1,521,333       1,981,833

                                            -----------     -----------
LOSS FROM OPERATIONS ...................       (957,988)     (1,499,150)

OTHER INCOME:
   Interest Income .....................        125,394         165,121
                                            -----------     -----------

NET LOSS ...............................    $  (832,594)    $(1,334,029)
                                            ===========     ===========

NET LOSS PER COMMON SHARE
(Basic and Diluted) ....................    $     (0.16)    $     (0.25)
                                            ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING ............................      5,338,900       5,348,221
                                            ===========     ===========

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                 ----------------------------
                                                                                     2000            1999
                                                                                 ------------    ------------
OPERATING ACTIVITIES
   Net Loss ...................................................................  $  (832,594)     (1,334,029)

Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization ..............................................      338,113         268,980
   Other Non Cash Compensation ................................................       16,620            --

   Changes in assets and liabilities:
   Accounts Receivable ........................................................     (208,866)         13,447
   Inventories ................................................................      (85,291)         17,785
   Other Current Assets .......................................................       41,319          71,965
   Accounts Payable ...........................................................     (249,655)        329,056
   Other Current Liabilities ..................................................     (383,048)       (404,773)
                                                                                 ------------    -----------

   NET CASH (USED IN) OPERATING ACTIVITIES ....................................   (1,363,402)     (1,037,569)

INVESTING ACTIVITIES

   Capital Expenditures .......................................................      (57,274)       (339,671)
   Patents ....................................................................      (10,710)        (10,781)
   Sales of Marketable Securities .............................................      628,973          13,180
                                                                                 ------------    -----------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ........................      560,989        (337,272)

FINANCING ACTIVITIES
   Proceeds from Sales (Purchases) of Common Stock ............................         --           (72,843)
                                                                                 ------------    -----------

   NET CASH USED IN FINANCING ACTIVITIES ......................................         --           (72,843)
                                                                                 ------------    -----------

(DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS .......................................................     (802,413)     (1,447,684)

 CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD .......................................................    3,204,161       4,216,814
                                                                                 ------------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................  $ 2,401,748     $ 2,769,130
                                                                                 ============    ===========

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2000

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2000 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

NOTE B -- EARNINGS (LOSS) PER SHARE

         For the three-month periods ended December 31, 2000 and 1999, there is no difference between basic and diluted net loss per share. Common equivalent shares from stock options and convertible debt are excluded as their effects are antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

                                                            THREE MONTHS
                                                               ENDED
                                                            DECEMBER 31,
                                                            ------------
                                                      2000               1999
                                                      ----               ----
Net Sales.........................................
         Private Label............................    50%                 62%
         ROCHESTER MEDICAL BRAND..................    50%                 38%
                                                     ----                ----
Total Net Sales...................................   100%                100%
Costs of Sales....................................    70%                 76%
                                                     ----                ----
Gross Margin......................................    30%                 24%

Operating Expenses................................
         Marketing and Selling....................    42%                 64%
         Research and Development.................    14%                 11%
         General and Administrative...............    26%                 23%
                                                     ----                ----
Total Operating Expenses..........................    82%                 98%

Loss From Operations..............................   (52%)               (74%)
Interest Income (Expense) Net.....................     7%                  8%
                                                     ----                ----
Net Loss                                             (45%)               (67%)
                                                     ====                ====

THREE MONTH PERIODS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

         NET SALES. Net sales for the first quarter of fiscal 2001 decreased 8% to $1,855,000 from $2,008,000 for the comparable quarter of last fiscal year. The sales decrease resulted from reduced international private label sales and the timing of orders from certain international private label customers. As previously disclosed, there was an anticipated significant decrease in sales as a result of the canceled sale of the Company's Foley catheter manufacturing business to Maersk Medical. In preparation for that sale, Maersk Medical had purchased significant additional inventory prior to the cancellation of that transaction for the expected transition period.

         As previously announced by the Company, ConvaTec, one of the Company's significant private label customers, has made a strategic decision to focus on its core product offerings in Ostomy and Wound Care and plans to exit the incontinence marketplace. As a result, ConvaTec has agreed to work closely with the Company to transfer its business in male external catheters and Foley catheters directly to the Company. The Company expects a significant reduction in sales to ConvaTec in the short term as ConvaTec stops ordering products, but the Company believes most of those sales volumes will be later replaced as the Company and its distributors directly supply ConvaTec's incontinence customers with its products.

         GROSS MARGIN. The Company's gross margin as a percentage of net sales for the first quarter of fiscal 2001 was 30% compared to 24% for the comparable quarter of last fiscal year. The increase in the current quarter's margin reflects a favorable change in product mix and improved operating efficiencies.

         MARKETING AND SELLING. Marketing and selling expenses for the first quarter of fiscal 2001 are down 39% to $791,000 from $1,299,000 for the comparable quarter of last fiscal year. The decrease in marketing and selling expense primarily is due to significant non-recurring marketing costs associated with the Company's phased rollout of the FEMSOFT(R) INSERT in the comparable quarter of the prior year, together with the effect of personnel reductions in the first quarter of fiscal 2001.

         RESEARCH AND DEVELOPMENT. Research and development expense for the first quarter of fiscal 2001 increased 14% to $255,000 from $223,000 for the comparable quarter of last fiscal year. The increase in research and development expense primarily relates to the development and testing of a new hydrophilic intermittent catheter.

         GENERAL AND ADMINISTRATIVE. General and administrative expense for the first quarter of fiscal 2001 increased 3% to $476,000 from $460,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is primarily related to restructuring savings of $50,000 and a reversal of $80,000 in severance costs expensed in the fourth quarter of 2000, offset by non-recurring severance costs of $138,000.

         INTEREST INCOME. Interest income for the first quarter of fiscal 2001 decreased 24% to $125,000 from $165,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current quarter due to the utilization of cash for operations and capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and marketable securities were $7,427,000 at December 31, 2000 compared with $8,859,000 at September 30, 2000.
The Company used a net $1,363,000 of cash from operating activities during the quarter, primarily reflecting the net loss before non-cash depreciation.

         During the three-month period ended December 31, 2000, the Company's working capital position, excluding cash and marketable securities, increased by a net $886,000. Accounts receivable balances during this period increased 21% or $209,000 as a result of increased sales and the timing of orders. Other current assets increased 2% or $44,000 during the recent three-month period primarily as a result of increases in inventory. Current liabilities decreased 38% or $633,000 during the recent three-month period, reflecting comparatively lower accrued compensation and marketing expenses. Changes in other asset and liability balances during the recent three-month period related to timing of expense recognition.

         The Company believes that its capital resources on hand at December 31, 2000, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 2000.

FORWARD-LOOKING STATEMENTS

         Statements other than historical information contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "believe," "may," "will," "expect," "anticipate," "predict," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the uncertainty of gaining private label distributors for the hydrophilic intermittent catheters and the the FEMSOFT INSERT; the uncertainty of insurance coverage of the FEMSOFT INSERT by additional insurers; the uncertainty of market acceptance of the RELEASE NF catheter, the FEMSOFT INSERT and new products; the uncertainty that initial consumer interest in the FEMSOFT INSERT may not result in significant sales of the product or continued sales of the product after trial; the uncertainty of the level of continuing sales volumes, if any, to Maersk Medical; the uncertainty regarding the Company's ability to replace lost sales following anticipated lower sales to ConvaTec in future periods; the results of product evaluations; the securing of Group Purchasing Organization contract participation; the timing of purchases by customers; manufacturing capacities for both current products and new products; results of clinical tests; the timing of clinical preference testing and product introductions; FDA review and response times; the risks associated with the Company's expanded reliance on sales of ROCHESTER MEDICAL brand products; and other risk factors listed from time to time in the Company's SEC reports, including, without limitation, the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 2000.

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

                  None.

                  (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ROCHESTER MEDICAL CORPORATION


Date: February 12, 2001                            By: /s/ Anthony J. Conway
                                                       -------------------------
                                                       Anthony J. Conway
                                                       CHIEF EXECUTIVE OFFICER


Date: February 12, 2001                            By: /s/ David A. Jonas
                                                       -------------------------
                                                       David A. Jonas
                                                       CONTROLLER