Form 10-Q
period 2001-03-31
ROCHESTER MEDICAL CORPORATION
filed 2001-05-14
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________to________

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

                   5,338,900 Common Shares as of May 7, 2001.

                                TABLE OF CONTENTS

                          ROCHESTER MEDICAL CORPORATION


                               REPORT ON FORM 10-Q
                                FOR QUARTER ENDED
                                 MARCH 31, 2001

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements (Unaudited)

        Balance Sheets - March 31, 2001 and September 30, 2000 .............  3

        Statements of Operations - Three months ended March 31,
          2001 and 2000; Six months ended March 31, 2001 and 2000 ..........  4

        Statements of Cash Flows-- Six months ended March 31,
          2001 and 2000 ....................................................  5

        Notes to Financial Statements ......................................  6

        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations ....................  7

        Item 3.  Quantitative and Qualitative Disclosures about
          Market Risk ...................................................... 10

PART II. OTHER INFORMATION ................................................. 10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS

                                                            MARCH 31,      SEPTEMBER 30,
                                                              2001              2000
                                                          ------------     ------------
                                 ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents .........................    $    944,330     $  3,204,161
   Marketable Securities .............................       6,004,591        5,654,442
   Accounts Receivable ...............................       1,410,269        1,007,432
   Inventories .......................................       1,896,347        1,892,455
   Prepaid Expenses and Other Assets .................         248,191          251,328
                                                          ------------     ------------
         TOTAL CURRENT ASSETS ........................      10,503,728       12,009,818

PROPERTY AND EQUIPMENT
   Land and Buildings ................................       5,454,056        5,420,427
   Equipment and Fixtures ............................      10,066,385        9,984,496
                                                          ------------     ------------
                                                            15,520,441       15,404,923
   Less: Accumulated Depreciation ....................      (5,018,086)      (4,351,235)
                                                          ------------     ------------
         TOTAL PROPERTY AND EQUIPMENT ................      10,502,355       11,053,688

INTANGIBLE ASSETS
   Patents, Less Accumulated Amortization ............         199,415          190,717
                                                          ------------     ------------
TOTAL ASSETS .........................................    $ 21,205,498     $ 23,254,223
                                                          ============     ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable ..................................    $    458,536     $    799,737
   Accrued Expenses ..................................         641,482          881,468
                                                          ------------     ------------
         TOTAL CURRENT LIABILITIES ...................       1,100,018        1,681,205

SHAREHOLDERS' EQUITY
   Common Stock, no par value:
   Authorized-- 20,000,000
            Issued and Outstanding Shares-- 5,338,900       41,295,979       41,279,359
   Accumulated Deficit ...............................     (21,190,499)     (19,706,341)
                                                          ------------     ------------
         TOTAL SHAREHOLDERS' EQUITY ..................      20,105,480       21,573,018

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY .............    $ 21,205,498     $ 23,254,223
                                                          ============     ============

Note - The Balance Sheet at September 30, 2000 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      MARCH 31,                       MARCH 31,
                                            ---------------------------     ---------------------------
                                                2001            2000            2001            2000
                                            -----------     -----------     -----------     -----------
NET SALES ..............................    $ 2,103,056     $ 2,046,551     $ 3,958,272     $ 4,054,334
COST OF SALES ..........................      1,599,227       1,600,208       2,891,098       3,125,308
                                            -----------     -----------     -----------     -----------

GROSS PROFIT ...........................        503,829         446,343       1,067,174         929,026

COSTS AND EXPENSES:
   Marketing and Selling ...............        567,728       1,134,208       1,358,295       2,432,926
   Research and Development ............        274,953         200,719         529,980         423,895
   General and Administrative ..........        417,370         524,309         893,109         984,249
                                            -----------     -----------     -----------     -----------
         TOTAL OPERATING EXPENSES ......      1,260,051       1,859,236       2,781,384       3,841,070
                                            -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS ...................       (756,222)     (1,412,893)     (1,714,210)     (2,912,044)

OTHER INCOME:
   Interest Income .....................        104,658         146,847         230,052         311,968
                                            -----------     -----------     -----------     -----------

NET LOSS ...............................    $  (651,564)    $(1,266,046)     (1,484,158)    $(2,600,076)
                                            ===========     ===========     ===========     ===========

NET LOSS PER COMMON SHARE ..............    $     (0.12)    $     (0.24)    $     (0.28)    $     (0.49)
(Basic and Diluted)                         ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING ............................      5,338,900       5,338,900       5,338,900       5,343,586
                                            ===========     ===========     ===========     ===========

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         MARCH 31,
                                                                               ---------------------------
                                                                                   2001            2000
                                                                               -----------     -----------
OPERATING ACTIVITIES
   Net Loss ...............................................................    $(1,484,158)    $(2,600,076)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................        686,806         568,024
   Other non-cash compensation ............................................         16,620              --

   Changes in assets and liabilities:
   Accounts Receivable ....................................................       (402,837)       (246,864)
   Inventories ............................................................         (3,892)        125,471
   Other Current Assets ...................................................          3,137          77,026
   Accounts Payable .......................................................       (341,200)         51,968
   Other Current Liabilities ..............................................       (239,986)       (259,075)
                                                                               -----------     -----------

             NET CASH USED IN OPERATING ACTIVITIES ........................     (1,765,510)     (2,283,526)

INVESTING ACTIVITY
   Capital Expenditures ...................................................       (115,518)       (531,175)
   Patents ................................................................        (28,654)        (20,073)
   Sales (Purchases) of Marketable Securities, Net ........................       (350,149)      6,020,545
                                                                               -----------     -----------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ....................       (494,321)      5,469,297

FINANCING ACTIVITIES
   Proceeds from Sales (Purchases) of Common Stock ........................             --         (72,843)
                                                                               -----------     -----------

   NET CASH USED IN FINANCING ACTIVITIES ..................................             --         (72,843)

(DECREASE) INCREASE IN CASH
             AND CASH EQUIVALENTS .........................................     (2,259,831)      3,112,928

CASH AND CASH EQUIVALENTS AT
             BEGINNING OF PERIOD ..........................................      3,204,161       4,216,814

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................    $   944,330     $ 7,329,742
                                                                               ===========     ===========

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2001

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2000 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

NOTE B -- NET LOSS PER COMMON SHARE

         For the six-month periods ended March 31, 2001 and 2000, there is no difference between basic and diluted net loss per share. Common equivalent shares from stock options and convertible debt are excluded as their effects are antidilutive.

NOTE C -- INVESTMENTS IN MARKETABLE SECURITIES

         As of March 31, 2001, the carrying value of the Company's marketable securities, which consisted primarily of corporate bonds and commercial paper, was $6.0 million. This total included a $1.0 million corporate bond from Pacific Gas & Electric ("PG&E") which matures December 24, 2001. On April 6, 2001, PG&E filed for Chapter 11 bankruptcy protection. While PG&E's management has stated their intent to pay their creditors, the numerous political and economic factors influencing the California utility market coupled with PG&E's bankruptcy filing could potentially impact the timing and/or actuality of payments. However, the Company currently believes that it will realize the full value of this investment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

                                           Three Months           Six Months
                                               Ended                 Ended
                                             March 31,             March 31,
                                           -------------         ------------
                                           2001     2000         2001    2000
                                           ----     ----         ----    ----
   Total Net Sales.......................  100%     100%         100%    100%
   Cost of Sales.........................   76%      78%          73%     77%
                                           ----     ----         ----    ----
        Gross Margin.....................   24%      22%          27%     23%

   Operating Expenses
        Marketing and Selling............   27%      55%          34%     60%
        Research and Development.........   13%      10%          13%     11%
        General and Administrative.......   20%      26%          23%     24%
                                           ----     ----         ----    ----
   Total Operating Expenses..............   60%      91%          70%     95%

   Loss From Operations..................  (36%)    (69%)        (43%)   (72%)
   Interest Income (Expense) Net.........    5%       7%           6%      8%
                                           ----     ----         ----    ----
   Net Loss..............................  (31%)    (62%)        (37%)   (64%)
                                           ====     ====         ====    ====

THREE MONTH AND SIX MONTH PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000

         NET SALES. Net sales for the second quarter of fiscal 2001 increased 3% to $2,103,000 from $2,047,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in international sales offset by decreased domestic private label product sales, particularly as a result of decreased sales to ConvaTec, which decrease was anticipated, as previously disclosed by the Company.

         Net sales for the six months ended March 31, 2001 decreased 2% to $3,958,000 from $4,054,000 for the comparable six-month period of last fiscal year. Factors leading to the decrease in six-month sales results primarily include an increase in international sales in Europe, as well as an increase in domestic branded sales, offset by significantly lower domestic private label sales.

         GROSS MARGIN. The Company's gross margin as a percentage of net sales for the second quarter of fiscal 2001 was 24% compared to 22% for the comparable quarter of last fiscal year. The current quarter's margin reflects the Company's implementation of cost reduction programs, including changes in management and reduced scrap in production. The Company's gross margin, however, continues to be adversely affected by scale and excess capacity.

         The Company's gross margin as a percentage of net sales for the six months ended March 31, 2001 was 27% compared to 23% for the comparable six-month period of last fiscal year. Factors related to the six-month margin are generally consistent with those discussed above for the current quarter.

         MARKETING AND SELLING. Marketing and selling expense for the second quarter of fiscal 2001 decreased 50% to $568,000 from $1,134,000 for the comparable quarter of last fiscal year. The decrease in marketing and selling expense is primarily due to significant non-recurring marketing costs in the second quarter of fiscal 2000 together with personnel reductions made during the second quarter of fiscal 2001.

         Marketing and selling expense for the six months ended March 31, 2001 decreased 44% to $1,358,000 from $2,433,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

         RESEARCH AND DEVELOPMENT. Research and development expense for the second quarter of fiscal 2001 increased 37% to $275,000 from $201,000 for the comparable quarter of last fiscal year. The increase in research and development expense primarily reflects resources dedicated to the development of the Company's hydrophilic and antibacterial intermittent catheters.

         Research and development expense for the six months ended March 31, 2001 increased 25% to $530,000 from $424,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

         GENERAL AND ADMINISTRATIVE. General and administrative expense for the second quarter of fiscal 2001 decreased 20% to $417,000 from $524,000 for the comparable quarter of last fiscal year. The decrease in general and administrative expense is primarily related to personnel reductions and the implementation of cost reduction programs.

         General and administrative expense for the six months ended March 31, 2001 decreased 9% to $893,000 from $984,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

         INTEREST INCOME. Interest income for the second quarter of fiscal 2001 decreased 29% to $105,000 from $147,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current quarter due to the utilization of cash for operations and capital expenditures, together with an overall lower interest rate on short-term investments.

         Interest income for the six months ended March 31, 2001 decreased 26% to $230,000 from $312,000 for the comparable six-month period of last fiscal year. The decrease reflects a comparatively lower average level of invested cash balances for the current quarter and an overall lower interest rate on short-term investments as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and marketable securities were $6,949,000 at March 31, 2001 compared with $8,859,000 at September 30, 2000. The
Company used a net $780,000 of cash from operating activities during the quarter, primarily reflecting the net loss before non-cash depreciation and non-cash compensation.

         During the six-month period ended March 31, 2001, the Company's working capital position, excluding cash and marketable securities, increased by a net $985,000. Accounts receivable balances increased 40% or $403,000 as a result of increased sales and the timing of customer orders. Inventories increased 0.2% or $4,000. Other current assets decreased 1% or $3,000 during the recent six-month period as a result of the timing of receipt of interest earnings on investments. Current liabilities decreased 35% or $582,000 during the recent six-month period, reflecting payments after fiscal year end of separation costs, accrued one-time marketing costs and accrued compensation. Changes in other asset and liability balances during the recent six-month period related to timing of expense recognition.

         The Company believes that its capital resources on hand at March 31, 2001, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 2000.

FORWARD-LOOKING STATEMENTS

         Statements other than historical information contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "believe," "may," "will," "expect," "anticipate," "predict," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the uncertainty of gaining private label distributors for the hydrophilic intermittent catheters and the FEMSOFT INSERT; the uncertainty of insurance coverage of the FEMSOFT INSERT by additional insurers; the uncertainty of market acceptance of the RELEASE NF catheter, the FEMSOFT INSERT and new products; the uncertainty that initial consumer interest in the FEMSOFT INSERT may not result in significant sales of the product or continued sales of the product after trial; the uncertainty of the level of continuing sales volumes, if any, to Maersk Medical; the uncertainty regarding the Company's ability to replace lost sales following anticipated lower sales to ConvaTec in future periods; the results of product evaluations; the securing of Group Purchasing Organization contract participation; the timing of purchases by customers; manufacturing capacities for both current products and new products; results of clinical tests; the timing of clinical preference testing and product introductions; FDA review and response times; the risks associated with the Company's expanded reliance on sales of ROCHESTER MEDICAL brand products; and other risk factors listed from time to time in the Company's SEC reports, including, without limitation, the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item. However, as disclosed under Note C to the Company's financial statements that appears on page 6, the bankruptcy of PG & E could potentially impact the timing and/or actuality of payment of our $1.0 million PG & E corporate bond.

                           Part II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.


ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2001 Annual Meeting of Shareholders of Rochester Medical Corporation was held on Thursday, February 8, 2001, at the Minneapolis Hilton and Towers Hotel in Minneapolis, Minnesota.

         The holders of 4,745,303 shares of common stock, representing 88.88% of the 5,338,900 outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. Management's entire slate of six directors listed in the proxy statement was elected to serve until the next Annual Meeting of Shareholders by the following vote tallies:

                                      For         Authority Withheld
                                      ---         ------------------
        Darnell L. Boehm           4,120,027           625,276

        Anthony J. Conway          4,118,507           626,796

        Peter R. Conway            4,119,827           625,476

        Philip J. Conway           4,149,387           595,916

        Richard D. Fryar           4,149,687           595,616

        Roger W. Schnobrich        4,120,027           625,276


         The Rochester Medical Corporation 2001 Stock Incentive Plan was approved by the following vote tally:

         For                        Against                   Abstain
         ---                        -------                   -------
       2,240,420                   1,144,054                   7,915


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


                                      ROCHESTER MEDICAL CORPORATION


Date: May 14, 2001                    By: /s/ Anthony J. Conway
                                          --------------------------------------
                                          Anthony J. Conway
                                          CHIEF EXECUTIVE OFFICER


Date: May 14, 2001                    By: /s/ David A. Jonas
                                          --------------------------------------
                                          David A. Jonas
                                          CHIEF FINANCIAL OFFICER, TREASURER AND
                                          DIRECTOR OF OPERATIONS