Form 10-Q
period 2001-06-30
ROCHESTER MEDICAL CORPORATION
filed 2001-08-10
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to _____________

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

                  5,338,900 Common Shares as of August 7, 2001.

                                TABLE OF CONTENTS

                          ROCHESTER MEDICAL CORPORATION


                               REPORT ON FORM 10-Q
                                FOR QUARTER ENDED
                                  JUNE 30, 2001

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         Balance Sheets--June 30, 2001 and September 30, 2000...............  3

         Statements of Operations-- Three months ended June 30, 2001 and 2000; Nine months ended June 30, 2001 and 2000 ..............  4

         Statements of Cash Flows-- Nine months ended June 30, 2001 and 2000 ........................................................  5

         Notes to Financial Statements .....................................  6

         Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................  7

         Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk .....................................................  9

PART II.  OTHER INFORMATION ................................................ 10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS

                                                            JUNE 30,       SEPTEMBER 30,
                                                              2001             2000
                                                          ------------     ------------
                                                          (unaudited)
                                 ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents .........................    $  1,357,395     $  3,204,161
   Marketable Securities .............................       5,052,902        5,654,442
   Accounts Receivable ...............................       1,392,926        1,007,432
   Inventories .......................................       1,918,808        1,892,455
   Prepaid Expenses and Other Assets .................         202,443          251,328
                                                          ------------     ------------
         TOTAL CURRENT ASSETS ........................       9,924,474       12,009,818

PROPERTY AND EQUIPMENT
   Land and Buildings ................................       5,454,537        5,420,427
   Equipment and Fixtures ............................      10,113,158        9,984,496
                                                          ------------     ------------
                                                            15,567,695       15,404,923
   Less: Accumulated Depreciation ....................      (5,350,794)      (4,351,235)
                                                          ------------     ------------
         TOTAL PROPERTY AND EQUIPMENT ................      10,216,901       11,053,688

INTANGIBLE ASSETS
   Patents, Less Accumulated Amortization ............         192,518          190,717
                                                          ------------     ------------
TOTAL ASSETS .........................................    $ 20,333,893     $ 23,254,223
                                                          ============     ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable ..................................    $    393,651     $    799,737
   Accrued Expenses ..................................         598,869          881,468
                                                          ------------     ------------
         TOTAL CURRENT LIABILITIES ...................         992,520        1,681,205

SHAREHOLDERS' EQUITY
   Common Stock, no par value:
   Authorized--20,000,000
            Issued and Outstanding Shares--5,338,900 .      41,295,979        4,279,359
   Accumulated Deficit ...............................     (21,954,606)     (19,706,341)
                                                          ------------     ------------
         TOTAL SHAREHOLDERS' EQUITY ..................      19,341,373       21,573,018

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY .............    $ 20,333,893     $ 23,254,223
                                                          ============     ============

Note-- The Balance Sheet at September 30, 2000 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                            ---------------------------     ---------------------------
                                                2001            2000            2001            2000
                                            -----------     -----------     -----------     -----------
NET SALES ..............................    $ 2,152,009     $ 2,111,022     $ 6,110,281     $ 6,165,355
COST OF SALES ..........................      1,774,222       1,619,245       4,665,320       4,744,553
                                            -----------     -----------     -----------     -----------

GROSS PROFIT ...........................        377,787         491,777       1,444,961       1,420,802

COSTS AND EXPENSES:
   Marketing and Selling ...............        624,423       1,161,172       1,982,718       3,594,098
   Research and Development ............        230,960         222,531         760,940         646,426
   General and Administrative ..........        367,907         607,737       1,261,017       1,591,985
                                            -----------     -----------     -----------     -----------
         TOTAL OPERATING EXPENSES ......      1,223,290       1,991,440       4,004,675       5,832,509
                                            -----------     -----------     -----------     -----------
LOSS FROM OPERATIONS ...................       (845,503)     (1,499,663)     (2,559,714)     (4,411,707)

OTHER INCOME:
   Interest Income .....................         81,396         147,188         311,448         459,155
                                            -----------     -----------     -----------     -----------

NET LOSS ...............................    $  (764,107)    $(1,352,475)    $(2,248,266)    $(3,952,552)
                                            ===========     ===========     ===========     ===========

NET LOSS PER COMMON SHARE ..............    $     (0.14)    $     (0.25)    $     (0.42)    $     (0.74)
(Basic and Diluted)
                                            ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES      5,338,900       5,338,900       5,338,900       5,342,030
OUTSTANDING
                                            ===========     ===========     ===========     ===========

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                     NINE MONTHS ENDED
                                                                                         JUNE 30,
                                                                               ---------------------------
                                                                                  2001            2000
                                                                               -----------     -----------
OPERATING ACTIVITIES
   Net Loss ...............................................................    $(2,248,266)    $(3,952,552)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................      1,029,494         867,844
   Other non-cash compensation ............................................         16,620              --

   Changes in assets and liabilities:
   Accounts Receivable ....................................................       (385,494)       (127,318)
   Inventories ............................................................        (26,353)        (41,268)
   Other Current Assets ...................................................         48,886         187,810
   Accounts Payable .......................................................       (406,087)        158,084
   Other Current Liabilities ..............................................       (282,598)       (350,203)
                                                                               -----------     -----------

             NET CASH PROVIDED (USED IN) OPERATING ACTIVITIES .............     (2,253,798)     (3,257,603)

INVESTING ACTIVITY
   Capital Expenditures ...................................................       (162,772)       (604,786)
   Patents ................................................................        (31,736)        (34,535)
   Sales (Purchases) of Marketable Securities, Net ........................        601,540       2,400,963
                                                                               -----------     -----------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ....................        407,032       1,761,642

FINANCING ACTIVITIES
   Proceeds from Sales (Purchases) of Common Stock ........................             --         (72,843)
                                                                               -----------     -----------

   NET CASH USED IN FINANCING ACTIVITIES ..................................             --         (72,843)

(DECREASE) INCREASE IN CASH ...............................................     (1,846,766)     (1,568,804)
             AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT ..............................................      3,204,161       4,216,814
             BEGINNING OF PERIOD

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................    $ 1,357,395     $ 2,648,010
                                                                               ===========     ===========

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2001

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2000 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

NOTE B -- NET LOSS PER COMMON SHARE

         For the nine-month periods ended June 30, 2001 and 2000, there is no difference between basic and diluted net loss per share. Common equivalent shares from stock options and convertible debt are excluded as their effects are antidilutive.

NOTE C -- INVESTMENTS IN MARKETABLE SECURITIES

         As of June 30, 2001, the carrying value of the Company's marketable securities, which consisted primarily of corporate bonds and commercial paper, was $5.1 million. This total included a $1.0 million corporate bond from Pacific Gas & Electric ("PG&E") which matures December 24, 2001. On April 6, 2001, PG&E filed for Chapter 11 bankruptcy protection. While PG&E's management has stated their intent to pay their creditors, the numerous political and economic factors influencing the California utility market coupled with PG&E's bankruptcy filing could potentially impact the timing and/or actuality of payments. However, the Company currently believes that it will realize the full value of this investment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

                                    Three Months        Nine Months
                                       Ended               Ended
                                      June 30,            June 30,
                                  ---------------      --------------
                                   2001      2000      2001      2000
                                   ----      ----      ----      ----

Total Net Sales ...............     100%      100%      100%      100%
Cost of Sales .................      82%       77%       76%       77%
                                   ----      ----      ----      ----
     Gross Margin .............      18%       23%       24%       23%

Operating Expenses
     Marketing and Selling ....      29%       55%       32%       58%
     Research and Development .      11%       10%       13%       10%
     General and Administrative      17%       29%       21%       26%
                                   ----      ----      ----      ----
Total Operating Expenses ......      57%       94%       66%       94%

Loss From Operations ..........     (39%)     (71%)     (42%)     (71%)
Interest Income (Expense) Net .       3%        7%        5%        7%
                                   ----      ----      ----      ----
Net Loss ......................     (36%)     (64%)     (37%)     (64%)
                                   ====      ====      ====      ====


THREE MONTH AND NINE MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000

         NET SALES. Net sales for the third quarter of fiscal 2001 increased 2% to $2,152,000 from $2,111,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in ROCHESTER MEDICAL branded sales and most private label customer sales offset by sales reduced to zero to ConvaTec, which decrease was anZticipated, as previously disclosed by the Company.

         Net sales for the nine months ended June 30, 2001 decreased 1% to $6,110,000 from $6,165,000 for the comparable nine-month period of last fiscal year. Factors leading to the decrease in nine-month sales results primarily include an increase in ROCHESTER MEDICAL branded sales and most private label customer sales, offset by reduced sales to ConvaTec.

         GROSS MARGIN. The Company's gross margin as a percentage of net sales for the third quarter of fiscal 2001 was 18% compared to 23% for the comparable quarter of last fiscal year. The current quarter's margin primarily reflects higher operating costs relating to the Company's scale up of manufacturing during the most recent fiscal quarter. The Company's gross margin continues to be adversely affected by scale and excess capacity.

         The Company's gross margin as a percentage of net sales for the nine months ended June 30, 2001 was 24% compared to 23% for the comparable nine-month period of last fiscal year. Factors related to the nine-month margin primarily include the Company's implementation of cost reduction programs, including changes in management and reduced scrap in production, offset by the factors described above for the most recent fiscal quarter.

         MARKETING AND SELLING. Marketing and selling expense for the third quarter of fiscal 2001 decreased 46% to $624,000 from $1,161,000 for the comparable quarter of last fiscal year. The decrease in marketing and selling expense is primarily due to personnel reductions and significant non-recurring costs associated with the FEMSOFT INSERT that were incurred in the third quarter of fiscal 2000.

         Marketing and selling expense for the nine months ended June 30, 2001 decreased 45% to $1,983,000 from $3,594,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.

         RESEARCH AND DEVELOPMENT. Research and development expense for the third quarter of fiscal 2001 increased 4% to $231,000 from $223,000 for the comparable quarter of last fiscal year. The increase in research and development expense primarily reflects resources dedicated to the development of the Company's hydrophilic and antibacterial intermittent catheters.

         Research and development expense for the nine months ended June 30, 2001 increased 18% to $761,000 from $646,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.

     GENERAL AND ADMINISTRATIVE. General and administrative expense for the third quarter of fiscal 2001 decreased 39% to $368,000 from $608,000 for the comparable quarter of last fiscal year. The decrease in general and administrative expense is primarily related to personnel reductions and the implementation of cost reduction programs, as well as one-time charges incurred during the third quarter of fiscal 2000 in connection with the formerly proposed transaction with Maersk.

         General and administrative expense for the nine months ended June 30, 2001 decreased 21% to $1,261,000 from $1,592,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.

         INTEREST INCOME. Interest income for the third quarter of fiscal 2001 decreased 45% to $81,000 from $147,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current quarter due to the utilization of cash for operations and capital expenditures, together with an overall lower interest rate on short-term investments.

         Interest income for the nine months ended June 30, 2001 decreased 32% to $311,000 from $459,000 for the comparable nine-month period of last fiscal year. The decrease reflects a comparatively lower average level of invested cash balances for the current quarter and an overall lower interest rate on short-term investments as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and marketable securities were $6,410,000 at June 30, 2001 compared with $8,859,000 at September 30, 2000. The
Company used a net $1,202,000 of cash
from operating activities during the quarter, primarily reflecting the net loss before non-cash depreciation and non-cash compensation.

         During the nine-month period ended June 30, 2001, the Company's working capital position, excluding cash and marketable securities, increased by a net $1,052,000. Accounts receivable balances increased 38% or $385,000 as a result of increased sales and the timing of customer orders. Inventories levels remained at relatively the same level during the recent nine-month period. Other current assets decreased 19% or $49,000 during the recent nine-month period as a result of the timing of receipt of interest earnings on investments. Current liabilities decreased 41% or $689,000 during the recent nine-month period, reflecting payments after fiscal year end of separation costs, accrued one-time marketing costs and accrued compensation. Changes in other asset and liability balances during the recent nine-month period related to timing of expense recognition.

         The Company believes that its capital resources on hand at June 30, 2001, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 2000.

FORWARD-LOOKING STATEMENTS

                  Statements other than historical information contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "believe," "may," "will," "expect," "anticipate," "predict," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the uncertainty of gaining private label distributors for the hydrophilic intermittent catheters and the FEMSOFT INSERT; the uncertainty of insurance coverage of the FEMSOFT INSERT by additional insurers; the uncertainty of market acceptance of the RELEASE NF catheter, the FEMSOFT INSERT and new products; the uncertainty that initial consumer interest in the FEMSOFT INSERT may not result in significant sales of the product or continued sales of the product after trial; the uncertainty regarding the Company's ability to replace lost sales following ConvaTec's discontinuation of purchases from the Company; the results of product evaluations; the securing of Group Purchasing Organization contract participation; the timing of purchases by customers (particularly international customers); manufacturing capacities for both current products and new products; results of clinical tests; the timing of clinical preference testing and product introductions; FDA review and response times; the risks associated with the Company's expanded reliance on sales of ROCHESTER MEDICAL brand products; and other risk factors listed from time to time in the Company's SEC reports, including, without limitation, the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K (Part II,
Item 6) for the year ended September 30, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item. However, as disclosed under Note C to the Company's financial statements that appears on page 6, the bankruptcy of

PG&E could potentially impact the timing and/or actuality of payment of our $1.0 million PG&E corporate bond.

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

                  Not Applicable.

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


                                          ROCHESTER MEDICAL CORPORATION


Date: August 10, 2001                     By: /s/ Anthony J. Conway
                                              ----------------------------------
                                              Anthony J. Conway
                                              CHIEF EXECUTIVE OFFICER


Date: August 10, 2001                     By: /s/ David A. Jonas
                                              ----------------------------------
                                              David A. Jonas
                                              CHIEF FINANCIAL OFFICER, TREASURER
                                              AND DIRECTOR OF OPERATIONS