Form 10-K
period 2001-09-30
ROCHESTER MEDICAL CORPORATION
filed 2001-12-12
CIK 868368

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

                         COMMON STOCK WITHOUT PAR VALUE

                               ------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The issuer's revenues for its most recent fiscal year were $8,301,667.

The aggregate market value of voting stock held by non-affiliates based upon the closing Nasdaq sale price on December 3, 2001 was $22,192,354.

Number of shares outstanding on December 3, 2001 was 5,328,500 Common Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for its January 24, 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

                                     PART I


ITEM 1. BUSINESS

OVERVIEW

     Rochester Medical Corporation (the "Company") develops, manufactures and markets a broad line of innovative, technologically enhanced latex-free urinary continence and urine drainage care products for the extended care and acute care markets. The Company's extended care products include a line of male external catheters for managing male urinary incontinence and a line of intermittent catheters for managing both male and female urinary retention. It also includes the FEMSOFT(R) INSERT, a soft, liquid-filled, conformable urethral insert for managing female stress urinary incontinence in adult females. The Company's acute care products include a line of standard Foley catheters and its RELEASE-NF(R) CATHETER, an antibacterial Foley catheter to reduce the incidence of hospital acquired urinary tract infection ("UTI").

     The Company markets its products under its own ROCHESTER MEDICAL(R) brand through a direct field sales force in the United States and independent distributors in international markets. The Company also supplies its products to several large medical product companies for sale under brands owned by these companies.

EXTENDED CARE PRODUCTS

     MALE EXTERNAL CATHETERS. The Company's male external catheters are self-care, disposable devices for managing male urinary incontinence. The Company manufactures and markets four models of silicone male external catheters: the ULTRAFLEX(R), POP-ON(R), WIDE BAND(R) and NATURAL(R) catheters. The ULTRAFLEX catheter has adhesive positioned midway down the catheter sheath. The "POP-ON" catheter has a sheath that is shorter than that of a standard male external catheter and has adhesive applied to the full length of the sheath. It is designed to accommodate patients who require shorter-length external catheters. The Company's WIDE BAND self-adhering male external catheter has an adhesive band which extends over the full length of the sheath, providing approximately 70% more adhesive coverage than other male external catheters currently marketed. The WIDE BAND catheter is designed to reduce adhesive failure and the resulting leakage, which is a common complaint among users of male external catheters. The NATURAL catheter is a non-adhesive version of the Company's male external catheter.

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

     INTERMITTENT CATHETERS. The Company's PERSONAL CATHETERS(R) are a line of disposable intermittent catheters manufactured from silicone. The Company produces the PERSONAL CATHETERS in three lengths for male, female, and pediatric use and in multiple diameters. The Company produces three distinct versions of the PERSONAL CATHETER: the basic Standard PERSONAL CATHETER, the Antibacterial PERSONAL CATHETER and the Hydrophilic PERSONAL CATHETER. The Antibacterial PERSONAL

CATHETER releases an anti-infection agent to help prevent urinary tract infections. The Hydrophilic PERSONAL CATHETER becomes extremely slippery when moistened, providing a very low friction surface for ease and comfort during insertion and removal.

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

     The Company believes the FEMSOFT INSERT will provide significant advantages in the management of female stress incontinence. The FEMSOFT INSERT is a minimally invasive device that provides a patient with effective control of her urinary function and eliminates the need for pads or liners that can cause embarrassment, restrict mobility and compromise lifestyle. In addition, the soft, liquid-filled silicone membrane of the FEMSOFT INSERT has been designed to conform to anatomical variations of the urethra and follow the movements of the urethra during normal activities, thereby reducing leakage without chafing or abrasion of the delicate tissues of the urethra.

     The FEMSOFT INSERT is a prescription device that requires a woman to visit her physician. The physician will fit the patient with the proper size and instruct the patient on proper application of the FEMSOFT INSERT.

ACUTE CARE PRODUCTS

     FOLEY CATHETERS. The Company's RELEASE-NF CATHETER is a silicone Foley catheter that has been designed to reduce the incidence of hospital acquired UTI. Using patented technology, the RELEASE-NF CATHETER incorporates nitrofurazone, an effective broad-spectrum antibacterial agent, into the structure of the catheter, permitting sustained release of a controlled dosage directly into the urinary tract to prevent the onset of infection.

     The Company also offers standard Foley catheters in a two lumen version for urinary drainage management and in a three lumen version for irrigation of the urinary tract. These Foley catheters are available in all adult and pediatric sizes. All of the Company's silicone Foley catheters eliminate the risk of the allergic reactions and tissue irritation and damage associated with latex Foley catheters. The Company's Foley catheters are transparent which enables healthcare professionals to observe urine flow. Unlike the manufacturing processes used by producers of competing silicone Foley catheters, in which the balloon is made separately and attached by hand in a separate process involving gluing, the Company's automated manufacturing processes allow the Company to integrate the balloon into the structure of the Foley catheter, resulting in a smoother, more uniform exterior that may help reduce irritation to urinary tissue.

     The Company's Foley catheters are packaged sterile in single catheter strips and sold under the ROCHESTER MEDICAL brand and under private label arrangements. In addition, the Company sells its Foley catheters in bulk under private label arrangements for packaging in kits with tubing, collection bags and other associated materials.

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

MANUFACTURING

     The Company designs and builds custom equipment to implement its manufacturing technologies and processes. The Company's manufacturing facilities are located in Stewartville, Minnesota. The Company produces its Foley catheters on one production line and its male external catheters and intermittent catheters on other lines. The Company has constructed a separate manufacturing facility to house its liquid encapsulation manufacturing operations, and has installed the FEMSOFT INSERT manufacturing line in this facility.

     The Company maintains a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance and quality control test methods. The Company has obtained ISO 9001 certification and CE mark quality system certification for its Foley catheter, male external catheter, intermittent catheter and FEMSOFT INSERT production lines.

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

     Research and development expense for fiscal years 2001, 2000 and 1999, was $1,062,000, $1,008,000 and $1,052,000, respectively.

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

     The Company competes directly for sales of continence care devices under the Company's own brand with larger, multi-product medical device manufacturers and distributors such as C.R. Bard, Inc., Maersk Medical, Kendall Healthcare Products Company, Hollister and Mentor. Many of the competitive alternative products or therapies to the Company's products are distributed by larger competitors including Johnson & Johnson Personal Products Company, Kimberly-Clark Corporation and Proctor & Gamble Company (for adult diapers and absorbent pads), and C.R. Bard, Inc. (for injectable materials). Many of the Company's competitors, potential competitors and providers of alternative products or therapies have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than the Company. It is possible that other large healthcare and consumer products companies may enter this market in the future. Furthermore, academic institutions, governmental agencies and other public and private research organizations will continue to conduct research, seek patent protection and establish arrangements for commercializing products in this market. Such products may compete directly with products which may be offered by the Company.

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

     Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences may affect the efficiency and timeliness of international market introduction of the Company's products. For countries in the European Union ("EU"), medical devices must display a CE mark before they may be imported or sold. In order to obtain and maintain the CE mark, the Company must comply with the Medical Device Directive and pass an initial and annual facilities audit inspections to ISO 9001 by an EU inspection agency. The Company has obtained ISO 9001 quality system certification for the CE mark for its currently marketed standard products, the FEMSOFT INSERT, and the

RELEASE-NF CATHETER. In order to maintain certification, the Company is required to pass annual facilities audit inspections conducted by EU inspectors.

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

THIRD PARTY REIMBURSEMENT

     In the United States, healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, Medicaid, private health insurance plans and managed care organizations, to reimburse all or a portion of the cost of the devices. The Medicare program is funded and administered by the federal government, while the Medicaid program is jointly funded by the federal government and the states, which administer the program under general federal oversight. The Company believes its currently marketed products, including the RELEASE-NF CATHETER, are generally eligible for coverage under these third party reimbursement programs. The Company has received Medicare reimbursement for the FEMSOFT INSERT, and several private health insurance plans also offer this reimbursement. The competitive position of certain of the Company's products may be partially dependent upon the extent of reimbursement for its products.

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

EMPLOYEES

     As of September 30, 2001, the Company employed 156 full-time employees, of whom 122 were in manufacturing, and the remainder in marketing and sales, research and development and administration. The Company is not a party to any collective bargaining agreement and believes its employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of December 1, 2001 are as follows:

NAME                 AGE   POSITION
----                 ---   --------

Anthony J. Conway    57    Chairman of the Board, Chief Executive Officer,
                           President and Secretary
David A. Jonas       37    Chief Financial Officer and Treasurer
Philip J. Conway     45    Vice President, Production Technologies
Richard D. Fryar     54    Vice President, Research and Development
Dara Lynn Horner     43    Vice President, Marketing
Martyn R. Sholtis    42    Vice President, International and Private Label Sales

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

     DAVID A. JONAS has served as the Company's Treasurer since November 2000 and as its Chief Financial Officer since May 2001. From June 1, 1998 until May 2001, Mr. Jonas served as the Company's Controller. From August 1999 until October 2001, Mr. Jonas served as the Company's Director of Operations. Mr. Jonas has had principal responsibility for the Company's operational activities since August 1999, and since November 2000 has also had principal responsibility for the Company's financial activities. Prior to joining the Company, Mr. Jonas was employed in various financial, financial management and operational management positions with Polaris Industries, Inc. from January 1989 to June 1998. Mr. Jonas holds a BS degree in Accounting from the University of Minnesota and is a certified public accountant.

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

     DARA LYNN HORNER joined the Company in November 1998 and serves as the Company's Vice President of Marketing. From November 1998 until November 1999, Ms. Horner served as Marketing Director for the Company's FEMSOFT INSERT product line. Ms. Horner has principal responsibility for management of the Company's marketing activities. From 1990 until joining the

Company in 1998, Ms. Horner was employed by Lake Region Manufacturing, Inc., a medical device manufacturer, most recently as Marketing Director.

     MARTYN R. SHOLTIS joined the Company in April 1992 and serves as the Company's Vice President of International and Private Label Sales. Mr. Sholtis' responsibilities include the development of the Company's relationships with the Company's private label and international customers. From 1985 to 1992 Mr. Sholtis was employed by Sherwood Medical, a company that manufactured and sold a variety of disposable medical products including urological catheters, most recently as Regional Sales Manager for the Nursing Care Division.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2001.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is quoted on the Nasdaq National Market under the symbol ROCM. The following table sets forth, for the periods indicated, the range of high and low last sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                              HIGH         LOW
                                                            -------      ------
     FISCAL 2000
       First Quarter ...................................    $10.156      $ 6.25
       Second Quarter ..................................     12.375        7.00
       Third Quarter ...................................      12.25       7.625
       Fourth Quarter ..................................      9.375       5.875

     FISCAL 2001
       First Quarter ...................................    $  7.00      $ 4.00
       Second Quarter ..................................      5.766       4.188
       Third Quarter ...................................       6.55       4.281
       Fourth Quarter ..................................       6.25        3.50

HOLDERS

     As of December 3, 2001, the Company had 129 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own Common Stock in nominee or street name.

     The Company has paid no cash dividends on its Common Stock, and it does not intend to pay cash dividends on its Common Stock in the future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company as of September 30, 2001 and 2000 and for the three fiscal years ended September 30, 2001, 2000 and 1999 are derived from, and should be read together with, the financial statements of the Company audited by Ernst & Young LLP, independent auditors, included elsewhere in this Form 10-K. The following selected financial data as of September 30, 1999, 1998 and 1997 and for the fiscal years ended September 30, 1998 and 1997 are derived from audited financial statements not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

                                                       FISCAL YEARS ENDED SEPTEMBER 30,
                                       ----------------------------------------------------------------
                                         2001          2000          1999          1998          1997
                                       --------      --------      --------      --------      --------
Statements of Operations Data:
 Net sales .......................     $  8,302      $  7,860      $  7,341      $  9,518      $  7,615
 Cost of sales ...................        6,304         6,151         5,602         6,604         4,869
                                       --------      --------      --------      --------      --------
  Gross profit ...................        1,998         1,709         1,739         2,914         2,746
Operating expenses:
 Marketing and selling ...........        2,545         4,589         3,944         3,191         2,210
 Research and development ........        1,062         1,008         1,052         1,384         1,451
 General and administrative ......        1,730         2,238         1,863         1,445         1,499
                                       --------      --------      --------      --------      --------
  Total operating expenses .......        5,337         7,835         6,859         6,020         5,160
                                       --------      --------      --------      --------      --------
Loss from operations .............       (3,339)       (6,126)       (5,120)       (3,106)       (2,414)
Interest income ..................          384           595           719           848           657
Interest expense .................           --            --            --            --          (342)
                                       --------      --------      --------      --------      --------
Net loss .........................     $ (2,955)     $ (5,531)     $ (4,401)     $ (2,258)     $ (2,099)
                                       ========      ========      ========      ========      ========
Net loss per common share --
 basic and diluted ...............     $   (.55)     $  (1.04)     $   (.83)     $   (.44)     $   (.51)
Weighted average number of
 common shares outstanding .......        5,339         5,341         5,333         5,141         4,132

                                                              AS OF SEPTEMBER 30,
                                       ----------------------------------------------------------------
                                         2001          2000          1999          1998          1997
                                       --------      --------      --------      --------      --------
Balance Sheet Data:
 Cash, cash equivalents and
  marketable securities ..........     $  5,748      $  8,859      $ 13,246      $ 16,410      $  4,639
 Working capital .................        8,319        10,329        15,486        19,245         7,081
 Total assets ....................       19,659        23,254        28,702        32,736        18,613
 Long-term debt ..................           --            --            --            --            --
 Accumulated deficit .............      (22,661)      (19,706)      (14,175)       (9,774)       (7,516)
 Total shareholders' equity ......     $ 18,455      $ 21,573      $ 27,177      $ 30,918      $ 17,181

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales:

                                                          FISCAL YEARS ENDED
                                                             SEPTEMBER 30,
                                                    ------------------------------
                                                    2001         2000         1999
                                                    ----         ----         ----
         Total net sales .....................       100%         100%         100%
         Cost of sales .......................        76           78           76
                                                    ----         ----         ----
         Gross margin ........................        24           22           24
         Operating expenses:
          Marketing and selling ..............        30           58           54
          Research and development ...........        13           13           14
          General and administrative .........        21           29           26
                                                    ----         ----         ----
         Total operating expenses ............        64          100           94
         Loss from operations ................       (40)         (78)         (70)
         Interest income, net ................         5            8           10
                                                    ----         ----         ----
         Net loss ............................       (35)%        (70)%        (60)%
                                                    ====         ====         ====

FISCAL YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO FISCAL YEAR ENDED
  SEPTEMBER 30, 2000

     NET SALES. Net sales increased 6% to $8.3 million in fiscal 2001 from $7.9 million in the prior fiscal year. Domestic sales decreased 11% compared to the prior fiscal year, with growth of 11% in ROCHESTER MEDICAL brand product sales offset by a 33% decline in sales to domestic private label customers, primarily ConvaTec. International sales increased 29% in fiscal 2001 compared to the prior fiscal year, primarily due to growth in European markets.

     GROSS MARGIN. The Company's gross margin was 24% in fiscal 2001 compared to 22% in fiscal 2000. The Company's gross margin was substantially similar in fiscal 2001 and fiscal 2000 primarily due to relatively stable utilization of production capacity.

     MARKETING AND SELLING. Marketing and selling expense decreased 45% to $2.5 million in fiscal 2001 from $4.6 million in fiscal 2000. Decrease in expense is primarily due to nonrecurring expenses for the development of marketing materials related to the FEMSOFT INSERT in fiscal 2000 and a reduction in the size of the Company's sales force.

     RESEARCH AND DEVELOPMENT. Research and development expense increased 5% to $1.1 million in fiscal 2001 from $1.0 million in fiscal 2000. The increase in research and development expense primarily reflects increased development costs associated with the Company's hydrophilic intermittent catheter offset by a reduction in accruals for costs of the FEMSOFT INSERT clinical trials related to stage of completion.

     GENERAL AND ADMINISTRATIVE. General and administrative expense decreased 23% to $1.7 million in fiscal 2001 from $2.2 million in fiscal 2000. The decrease in general and administrative expense is related to one-time costs in fiscal 2000 associated with the terminated transaction with Maersk Medical, as well as one-time costs related to severance expenses associated with a reduction in personnel.

     INTEREST INCOME. Interest income decreased 35% to $384,000 in fiscal 2001 from $595,000 in fiscal 2000. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current fiscal year due to the utilization of cash for operations and capital expenditures as well as generally lower interest rates in fiscal 2001.

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

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased 20% to $2.2 million in fiscal 2000 from $1.9 million in fiscal 1999. The increase in general and administrative expense in fiscal 2000 is related to one-time costs associated with the terminated transaction with Maersk Medical, as well as one-time costs related to severance expenses associated with a reduction in personnel.

     INTEREST INCOME. Interest income decreased 17% to $595,000 in fiscal 2000 from $719,000 in fiscal 1999. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current fiscal year due to the utilization of cash for operations and capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through public offerings and private placements of its equity securities, and has raised approximately $40.7 million in net proceeds since its inception.

     The Company's cash, cash equivalents and marketable securities were $5.8 million at September 30, 2001 compared with $8.9 million at September 30, 2000. The September 30, 2001 total includes a corporate bond from Pacific Gas & Electric ("PG&E") with a carrying value of $845,000 on September 30, 2001, which matures December 24, 2001. On April 6, 2001, PG&E filed for Chapter 11 bankruptcy protection. While PG&E's management has stated their intent to pay their creditors, the numerous political and economic factors influencing the California utility market coupled with PG&E's bankruptcy filing could potentially impact the timing and/or ultimate realization of payments. However, the Company currently believes that it will realize the full value of this investment. The Company used a net $2.7 million of cash in operating activities during the year. Investing activities, primarily sales of marketable securities, provided net cash of $1,354,000 in fiscal 2001, offset in part by capital expenditures of $225,000.

     During fiscal 2001, the Company's working capital position, excluding cash and marketable securities, increased by a net $1,102,000. Accounts receivable balances increased 49% or $492,000 during the fiscal year as a result of increased sales in the fourth quarter. Inventories increased 11% or $207,000 during the year. Other current assets decreased 29% or $74,000 as a result of the collection of miscellaneous receivables. Current liabilities decreased 28% or $478,000 during the year. Changes in other asset and liability balances related to timing of expense recognition.

     In December 1999, the Board of Directors authorized a stock repurchase program. Up to one million shares of the Company's outstanding common stock may be repurchased under the program. Purchases may be made from time to time at prevailing prices in the open market and through other customary means. No time limit has been placed on the duration of the stock repurchase program and it may be conducted over an extended period of time as business and market conditions warrant. The Company also may discontinue the stock repurchase program at any time. The repurchased shares will be available for reissuance pursuant to employee stock option plans and for other corporate purposes. The Company intends to fund such repurchases with currently available funds. During fiscal 2001, the Company repurchased 10,400 shares of common stock for $46,976.

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

                                  RISK FACTORS

LIMITED REVENUES; HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES

     The Company has generated only limited revenues to date and has experienced net losses since its inception. Net losses for the fiscal years ended September 30, 2001, 2000 and 1999 were $3.0 million, $5.5 million and $4.4 million, respectively. The Company had an accumulated deficit of approximately $22.7 million at September 30, 2001. The Company's ability to increase revenues and achieve profitability and positive cash flow over the next several years will depend primarily upon market acceptance of, and achievement of material sales from, the Company's intermittent catheters, the RELEASE-NF CATHETER and the FEMSOFT INSERT, of which there can be no assurance. A substantial portion of the expenses associated with the Company's manufacturing facilities are fixed in nature (i.e. depreciation) and will reduce the Company's operating margin until such time, if ever, as the Company is able to increase utilization of its capacity through increased sales of its new products. As a result, the Company expects to incur substantial operating losses for the foreseeable future and there can be no assurance that the Company will ever generate substantial revenues or achieve or sustain profitability.

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

UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS

     The Company has several new products, including the hydrophilic and antibacterial intermittent catheters, the RELEASE-NF CATHETER, and the FEMSOFT INSERT, that represent new methods and improvements for urinary continence care. There can be no assurance that these products will gain any significant degree of market acceptance among physicians, healthcare payors and patients. Market acceptance of these products, if it occurs, may require lengthy hospital evaluations and/or the training of numerous physicians and clinicians, which could delay or dampen any such market acceptance. Moreover, approval of reimbursement for the Company's products, competing products or alternative medical treatments, and the Company's pricing policies will be important factors in determining market acceptance of these products. Any of the foregoing factors, or other factors, could limit or detract from market acceptance of these products. Insufficient market acceptance of these products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

POSSIBLE NEED FOR ADDITIONAL CAPITAL

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

ITEM 8. FINANCIAL STATEMENTS


                          ROCHESTER MEDICAL CORPORATION

                              FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                           PAGE
                                                                          -----
     Report of Independent Auditors .....................................    20
     Audited Financial Statements ....................................... 21-30
      Balance Sheets ....................................................    21
      Statements of Operations ..........................................    22
      Statement of Shareholders' Equity .................................    23
      Statements of Cash Flows ..........................................    24
      Notes to Financial Statements .....................................    25

                         REPORT OF INDEPENDENT AUDITORS





Shareholders
Rochester Medical Corporation


     We have audited the accompanying balance sheets of Rochester Medical Corporation as of September 30, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rochester Medical Corporation at September 30, 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.



                                        /s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
October 19, 2001

                          ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS

                                                                          SEPTEMBER 30,
                                                                  -----------------------------
                                                                      2001             2000
                                                                  ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents ...................................    $  1,842,796     $  3,204,161
 Marketable securities .......................................       3,904,840        5,654,442
 Accounts receivable, less allowance for doubtful accounts
  ($60,498 - 2001; $62,567 - 2000) ...........................       1,499,337        1,007,432
 Inventories, net ............................................       2,099,226        1,892,455
 Prepaid expenses and other current assets ...................         177,105          251,328
                                                                  ------------     ------------
Total current assets .........................................       9,523,304       12,009,818
Property, plant and equipment:
 Land ........................................................         194,133          169,707
 Buildings ...................................................       5,260,404        5,250,720
 Equipment and fixtures ......................................      10,175,200        9,984,496
                                                                  ------------     ------------
                                                                    15,629,737       15,404,923
 Less accumulated depreciation ...............................      (5,682,089)      (4,351,235)
                                                                  ------------     ------------
Total property, plant and equipment ..........................       9,947,648       11,053,688
Patents, less accumulated amortization ($750,997 - 2001;
 $710,492 - 2000) ............................................         188,345          190,717
                                                                  ------------     ------------
Total assets .................................................    $ 19,659,297     $ 23,254,223
                                                                  ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ............................................    $    383,145     $    799,737
 Accrued compensation ........................................         585,976          530,276
 Accrued expenses ............................................         234,991          351,192
                                                                  ------------     ------------
Total current liabilities ....................................       1,204,112        1,681,205
Shareholders' equity:
 Common Stock, no par value:
 Authorized shares - 20,000,000
  Issued and outstanding shares; (5,328,500 - 2001;
  5,338,900 - 2000) ..........................................      41,249,003       41,279,359
Accumulated deficit ..........................................     (22,660,988)     (19,706,341)
Unrealized loss on available-for-sale securities .............        (132,830)              --
                                                                  ------------     ------------
Total shareholders' equity ...................................      18,455,185       21,573,018
                                                                  ------------     ------------
Total liabilities and shareholders' equity ...................    $ 19,659,297     $ 23,254,223
                                                                  ============     ============

                            SEE ACCOMPANYING NOTES.

                          ROCHESTER MEDICAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                             FISCAL YEARS ENDED SEPTEMBER 30,
                                                       -------------------------------------------
                                                           2001            2000            1999
                                                       -----------     -----------     -----------
Net sales .........................................    $ 8,301,667     $ 7,860,132     $ 7,340,870
Cost of sales .....................................      6,304,173       6,151,195       5,602,042
                                                       -----------     -----------     -----------
Gross profit ......................................      1,997,494       1,708,937       1,738,828

Operating expenses:
 Marketing and selling ............................      2,545,284       4,588,874       3,943,589
 Research and development .........................      1,061,985       1,008,431       1,052,090
 General and administrative .......................      1,729,261       2,237,985       1,863,194
                                                       -----------     -----------     -----------
Total operating expenses ..........................      5,336,530       7,835,290       6,858,873
Loss from operations ..............................     (3,339,036)     (6,126,353)     (5,120,045)

Other income (expense):
 Interest income ..................................        384,389         595,208         719,322
                                                       -----------     -----------     -----------
Net loss ..........................................    $(2,954,647)    $(5,531,145)    $(4,400,723)
                                                       ===========     ===========     ===========
Net loss per common share -- basic and diluted ....    $      (.55)    $     (1.04)    $      (.83)
                                                       ===========     ===========     ===========
Weighted average number of common shares
 outstanding ......................................      5,338,541       5,341,243       5,332,868
                                                       ===========     ===========     ===========

                            SEE ACCOMPANYING NOTES.

                          ROCHESTER MEDICAL CORPORATION

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                 COMMON STOCK                               UNREALIZED
                                        -----------------------------      ACCUMULATED         LOSS
                                           SHARES           AMOUNT           DEFICIT       ON SECURITIES        TOTAL
                                        ------------     ------------     ------------     -------------    ------------
Balance at September 30, 1998 ......       5,269,500     $ 40,692,202     $ (9,774,473)    $         --     $ 30,917,729
 Exercise of common stock
  options ..........................          80,000          660,000               --               --          660,000
 Net loss for the year .............              --               --       (4,400,723)              --       (4,400,723)
                                        ------------     ------------     ------------     ------------     ------------
Balance at September 30, 1999 ......       5,349,500       41,352,202      (14,175,196)              --       27,177,006
 Stock Repurchase ..................         (10,600)         (72,843)              --               --          (72,843)
 Net loss for the year .............              --               --       (5,531,145)              --       (5,531,145)
                                        ------------     ------------     ------------     ------------     ------------
Balance at September 30, 2000 ......       5,338,900       41,279,359      (19,706,341)              --       21,573,018
 Net loss for the year .............              --               --       (2,954,647)              --       (2,954,647)
 Unrealized loss on
  available-for-sale
  securities .......................              --               --               --         (132,830)        (132,830)
                                        ------------     ------------     ------------     ------------     ------------
 Subtotal -- comprehensive
  loss .............................                                                                          (3,087,477)
 Stock Repurchase ..................         (10,400)         (46,976)              --               --          (46,976)
 Valuation of stock options
  granted for services .............              --           16,620               --               --           16,620
                                        ------------     ------------     ------------     ------------     ------------
Balance at September 30, 2001 ......       5,328,500     $ 41,249,003     $(22,660,988)    $   (132,830)    $ 18,455,185
                                        ============     ============     ============     ============     ============

                            SEE ACCOMPANYING NOTES.

                          ROCHESTER MEDICAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                   FISCAL YEARS ENDED SEPTEMBER 30,
                                                            ----------------------------------------------
                                                                2001             2000             1999
                                                            ------------     ------------     ------------
OPERATING ACTIVITIES
Net loss ...............................................    $ (2,954,647)    $ (5,531,145)    $ (4,400,723)
Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization .........................       1,371,359        1,162,978          837,331
 Valuation of stock options granted for services .......          16,620               --               --
 Changes in operating assets and liabilities:
  Accounts receivable ..................................        (491,905)         362,230          585,386
  Inventories ..........................................        (206,771)         155,365          161,779
  Other current assets .................................          74,223           96,532          141,141
  Accounts payable .....................................        (416,592)         110,262          (76,829)
  Other current liabilities ............................         (60,501)          45,554         (215,803)
                                                            ------------     ------------     ------------
Net cash used in operating activities ..................      (2,668,214)      (3,598,224)      (2,967,718)

INVESTING ACTIVITIES
Capital expenditures ...................................        (224,814)        (675,965)        (798,285)
Patents ................................................         (38,133)         (40,475)         (58,081)
Purchase of marketable securities ......................      (7,285,274)     (23,570,342)     (54,892,037)
Sales and maturities of marketable securities ..........       8,902,046       26,945,196       59,408,013
                                                            ------------     ------------     ------------
Net cash provided by investing activities ..............       1,353,825        2,658,414        3,659,610

FINANCING ACTIVITIES
Sale (purchase) of Common Stock ........................         (46,976)         (72,843)         660,000
                                                            ------------     ------------     ------------
Net cash provided by (used in) financing
 activities ............................................         (46,976)         (72,843)         660,000
                                                            ------------     ------------     ------------
Increase (decrease) in cash and cash
 equivalents ...........................................      (1,361,365)      (1,012,653)       1,351,892
Cash and cash equivalents at beginning of year .........       3,204,161        4,216,814        2,864,922
                                                            ------------     ------------     ------------
Cash and cash equivalents at end of year ...............    $  1,842,796     $  3,204,161     $  4,216,814
                                                            ============     ============     ============

                            SEE ACCOMPANYING NOTES.

                          ROCHESTER MEDICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

     MARKETABLE SECURITIES
     Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included in accumulated other comprehensive income as a separate component of shareholders' equity. At September 30, 2001 and 2000, the balance consists of corporate bonds with contractual maturities of three months to three years. The amortized cost and estimated market value of available-for-sale securities are as follows:

                                       AMORTIZED     UNREALIZED       ESTIMATED
                                          COST          LOSS        MARKET VALUE
                                       ---------     ----------     ------------
September 30, 2001 ................   $4,037,670      $132,830       $3,904,840
September 30, 2000 ................    5,654,442            --        5,654,442

The total includes a corporate bond from Pacific Gas & Electric ("PG&E") with a carrying value of $845,000 on September 30, 2001, which matures December 24, 2001. On April 6, 2001, PG&E filed for Chapter 11 bankruptcy protection. While PG&E's management has stated their intent to pay their creditors, the numerous political and economic factors influencing the California utility market coupled with PG&E's bankruptcy filing could potentially impact the timing and/or ultimate realization of payments. However, the Company currently believes that it will realize the full value of this investment.

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

     PATENTS
     Capitalized costs include costs incurred in connection with making patent applications for the Company's products and are amortized on a straight-line basis over eight years. The Company

                          ROCHESTER MEDICAL CORPORATION

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     REVENUE RECOGNITION
     The Company recognizes revenue upon shipment of the product.

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

3.   ADVERTISING COSTS

     The Company incurred advertising expenses of $359,000, $1,347,000 and $779,000 for the years ended September 30, 2001, 2000 and 1999, respectively. All advertising costs are charged to operations as incurred.

                          ROCHESTER MEDICAL CORPORATION

4.   INVENTORIES

     Inventories are summarized as follows:

                                                           SEPTEMBER 30,
                                                   --------------------------
                                                      2001            2000
                                                   ----------      ----------
     Raw materials .............................   $  675,234      $  771,468
     Work-in-process ...........................      892,736         766,466
     Finished goods ............................      631,256         452,640
     Reserve for inventory obsolescence ........     (100,000)        (98,119)
                                                   ----------      ----------
                                                   $2,099,226      $1,892,455
                                                   ==========      ==========

5.   SHAREHOLDERS' EQUITY

     STOCK OPTIONS
     In February 2001, the Company's shareholders approved the 2001 Stock Incentive Plan. Under the terms of the 2001 Stock Incentive Plan, 500,000 shares are authorized for issuance pursuant to grants of incentive stock options and non-qualified options.

     In August 1998, the 1991 Stock Option Plan was amended to increase by 300,000 shares the number of shares authorized for issuance to 1,000,000 shares. Under terms of the 1991 Plan, the Board of Directors may grant employee incentive stock options equal to fair market value of the Company's Common Stock or employee non-qualified options at a price which cannot be less than 85% of the fair market value. Per the terms of the 1991 Plan, as of April 20, 2001, no new stock options may be granted under the 1991 Plan.

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

     Option activity is summarized as follows:

                                                                                AVERAGE
                                                   SHARES        WEIGHTED      EXERCISE
                                                  RESERVED       OPTIONS       PRICE PER
                                                 FOR GRANT     OUTSTANDING       SHARE
                                                ----------     ----------     ----------
Balance as of September 30, 1998 ............      310,000        723,000     $    13.09
Options granted .............................     (173,500)       173,500          11.40
Options exercised ...........................           --        (80,000)          8.25
Options canceled ............................       70,000        (70,000)         13.80
                                                ----------     ----------     ----------
Balance as of September 30, 1999 ............      206,500        746,500          13.15
Options granted .............................     (155,000)       155,000           7.84
Options canceled ............................      124,375       (124,375)         13.34
                                                ----------     ----------     ----------
Balance as of September 30, 2000 ............      175,875        777,125          12.07
Options granted .............................     (404,000)       404,000           5.02
Options canceled ............................      217,875       (217,875)         11.81
Options canceled (1991 Plan) ................      (12,750)            --             --
Increase in authorized shares ...............      500,000             --             --
                                                ----------     ----------     ----------
Balance as of September 30, 2001 ............      477,000        963,250     $     9.16
                                                ==========     ==========     ==========

                          ROCHESTER MEDICAL CORPORATION

5.   SHAREHOLDERS' EQUITY (CONTINUED)

     The weighted average fair value of options granted in 2001, 2000 and 1999 was $2.91, $4.90 and $7.48 per share, respectively. The exercise price of options outstanding at September 30, 2001 ranged from $4.50 to $20.00 per share as summarized in the following table:

                               NUMBER     WEIGHTED AVERAGE      NUMBER     WEIGHTED AVERAGE
                            OUTSTANDING       REMAINING      EXERCISABLE    EXERCISE PRICE
RANGE OF EXERCISE PRICES     AT 9/30/01   CONTRACTUAL LIFE    AT 9/30/01      PER SHARE
------------------------    -----------   ----------------   -----------   ----------------
$0.01 -- $5.00............    219,000        9.3 years          30,000         $  4.94
 5.01 -- 10.00 ...........    405,250        6.5 years         159,500            7.64
10.01 -- 15.00 ...........    223,000        4.8 years         178,500           13.56
15.01 -- 20.00 ...........    116,000        5.5 years         103,750           16.57
                              -------                          -------
                              963,250        6.6 years         471,750         $ 11.67
                              =======                          =======

     The number of stock options exercisable at September 30, 2001, 2000 and 1999 was 471,750, 468,625 and 367,000 at a weighted average exercise price of $11.67, $12.88 and $12.80 per share, respectively.

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

     Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.53%, 6.08% and 6.08% for fiscal 2001, 2000 and 1999, respectively; volatility factor of the expected market price of the Company's common stock of .559, .528 and .524 for fiscal 2001, 2000 and 1999, respectively; and a weighted average expected life of the option of 6.6 years, 7 years and 7 years for fiscal 2001, 2000 and 1999, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                           YEAR ENDED SEPTEMBER 30,
                                              ------------------------------------------------
                                                  2001              2000               1999
                                              ------------      ------------      ------------
Pro forma net loss ........................   $ (4,308,736)     $ (6,803,649)     $ (5,934,181)
Pro forma net loss per common share .......   $       (.81)     $      (1.27)     $      (1.11)

                          ROCHESTER MEDICAL CORPORATION

6.   INCOME TAXES

     Deferred income taxes are due to temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred income taxes are as follows:

                                                                    SEPTEMBER 30,
                                                           ------------------------------
                                                               2001               2000
                                                           ------------      ------------
Deferred assets:
 Net operating loss carryforward ......................    $  8,864,000      $  7,484,000
 Research and development credit carryforward .........         202,000           164,000
 Allowance for uncollectible accounts .................          22,000            23,000
 Inventory reserves ...................................          37,000            36,000
 Inventory capitalization .............................         108,000            68,000
 Accrued expenses .....................................          42,000           116,000
                                                           ------------      ------------
 Subtotal .............................................       9,275,000         7,891,000

Deferred liability:
 Depreciation and amortization ........................         543,000           346,000
                                                           ------------      ------------
 Net deferred income tax assets .......................       8,732,000         7,545,000
 Valuation allowance ..................................      (8,732,000)       (7,545,000)
                                                           ------------      ------------
 Net deferred income taxes ............................    $         --      $         --
                                                           ============      ============

     The Company will be subject to federal income taxes when operations become profitable. The Company's net operating loss carryforwards of approximately $23,956,000 can be carried forward to offset future taxable income, subject to the limitation of Internal Revenue Code Section 382. The net operating loss carryforward will expire at different times beginning in 2005.

7.   RELATED PARTY TRANSACTIONS

     The brother-in-law of the CEO and President, the Vice President of Production Technologies and a member of the board of directors of the Company has performed legal services for the Company. During the years ended September 30, 2001, 2000 and 1999, the Company incurred legal fees and expenses of approximately $24,000, $16,000 and $46,000, respectively, to such counsel for services rendered in connection with litigation and for general legal services. Management believes the fees paid for the services rendered to the Company were on terms at least as favorable to the Company as could have been obtained from an unrelated party.

     The Company contracts with Petersen Blacksmith Company for the fabrication of customized, proprietary manufacturing equipment used in the Company's automated production lines. During 2001, 2000 and 1999, the Company paid Petersen Blacksmith Company the sum of $20,000, $56,000 and $46,000, respectively. Michael Petersen, the proprietor of Petersen Blacksmith Company, is the brother-in-law of a Director and Vice President, Research and Development of the Company. Management believes that the terms of the agreement are at least as favorable to the Company as could have been obtained from an unrelated party.

                          ROCHESTER MEDICAL CORPORATION

8.   SIGNIFICANT CUSTOMERS

     Significant customers, measured as a percentage of sales, are summarized as follows:

                                                                SEPTEMBER 30,
                                                          ------------------------
                                                          2001      2000      1999
                                                          ----      ----      ----
     Significant customers:
       ConvaTec .......................................      6%       16%       16%
       Hollister ......................................      8         9         7
       Maersk .........................................     10        15        18
       Mentor .........................................      1         1        10
                                                          ----      ----      ----
     Total ............................................     25%       41%       51%
                                                          ====      ====      ====

9.   EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) plan covering employees meeting certain eligibility requirements. The Company currently does not match employee contributions.

10.  QUARTERLY RESULTS (UNAUDITED)

     Summary data relating to the results of operations for each quarter of the years ended September 30, 2001 and 2000 follows (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED
                                       --------------------------------------------------------
                                       DECEMBER 31     MARCH 31       JUNE 30      SEPTEMBER 30
                                       -----------     --------       --------     ------------
Fiscal year 2001
Net sales .........................     $  1,856       $  2,103       $  2,152       $  2,191
Gross profit ......................          563            504            378            552
Loss from operations ..............         (958)          (756)          (846)          (779)
Net Loss ..........................         (833)          (652)          (764)          (706)
 Net Loss per common share ........     $   (.16)      $   (.12)      $   (.14)      $   (.13)

Fiscal year 2000
Net sales .........................     $  2,008       $  2,046       $  2,111       $  1,695
Gross profit ......................          483            446            492            288
Loss from operations ..............       (1,499)        (1,413)        (1,500)        (1,714)
Net Loss ..........................       (1,334)        (1,266)        (1,352)        (1,579)
 Net Loss per common share ........     $   (.25)      $   (.24)      $   (.25)      $   (.30)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2001, and "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2001.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)(1) The following financial statements are filed herewith in Item 8.

              (i)    Balance Sheets as of September 30, 2001 and 2000.

              (ii) Statements of Operations for the years ended September 30, 2001, 2000 and 1999.

              (iii) Statement of Shareholders' Equity for the years ended September 30, 2001 and 2000.

              (iv) Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999.

              (v)    Notes to financial statements at September 30, 2001.

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

              10.6 Change of Control Agreement dated November 21, 2000, between the Company and Anthony J. Conway. (Incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2000).

              10.7 Change of Control Agreement dated November 21, 2000, between the Company and Dara Lynn Horner. (Incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2000).

              10.8 Employment Agreement, dated November 16, 1998 between the Company and Dara Lynn Horner. (Incorporated by reference to
                     Exhibit 10.8 of Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1999.)

              10.9 Change of Control Agreement dated November 21, 2000, between the Company and Martyn R. Sholtis. (Incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2000).

              10.10 Change of Control Agreement dated November 21, 2000, between the Company and David A. Jonas. (Incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for fiscal year ended September 30,
                     2000).

              10.11 The Company's 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8, Registration Number 333-62592).

              23     Consent of Ernst & Young LLP.*

              24     Power of Attorney*

       --------------------------
       *      Filed herewith.

       (c) Registrant filed no Report on Form 8-K during its fourth fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROCHESTER MEDICAL CORPORATION



Dated: December 12, 2001                By:      /s/ ANTHONY J. CONWAY
                                           ------------------------------------
                                                    Anthony J. Conway
                                             CHAIRMAN OF THE BOARD, PRESIDENT,
                                           CHIEF EXECUTIVE OFFICER AND SECRETARY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

          SIGNATURE               TITLE
          ---------               -----

    /s/ ANTHONY J. CONWAY         Chairman of the Board, President,
-----------------------------     Chief Executive Officer, and Secretary
       Anthony J. Conway          (PRINCIPAL EXECUTIVE OFFICER)

      /s/ DAVID A. JONAS          Chief Financial Officer and Treasurer
-----------------------------     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
        David A. Jonas

               *                  Vice President, Production Technologies
-----------------------------     and Director
       Philip J. Conway

               *                  Vice President, Research and Development
-----------------------------     and Director
       Richard D. Fryar

               *                  Director
-----------------------------
       Darnell L. Boehm

               *                  Director
-----------------------------
        Peter R. Conway

               *                  Director
-----------------------------
      Roger W. Schnobrich

               *                  Director
-----------------------------
         Benson Smith

     *By /s/ DAVID A. JONAS       Dated: December 12, 2001
-----------------------------
         David A. Jonas
        ATTORNEY-IN-FACT

                          ROCHESTER MEDICAL CORPORATION

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

----------------------------------------------------------------------------------------------------------
COL. A.                                COL. B                 COL. C               COL. D        COL. E
----------------------------------------------------------------------------------------------------------
                                                            ADDITIONS
                                                   ----------------------------
                                     BALANCE AT    CHARGED TO      CHARGED TO                   BALANCE AT
                                      BEGINNING     COSTS AND    OTHER ACCOUNTS   DEDUCTIONS      END OF
DESCRIPTION                           OF PERIOD     EXPENSES      -- DESCRIBE    -- DESCRIBE      PERIOD
-----------                          ----------    ----------    --------------  -----------    ----------
Year ended September 30, 2001:

Reserves and allowances
 deducted from asset accounts:
  Allowance for doubtful
   accounts .......................    $ 62,567     $  3,000              --     $  5,069(1)     $ 60,498
  Allowance for inventory
   obsolescence ...................      98,118        4,615              --        2,733(2)      100,000
  Allowance for inventory
   valuation ......................     200,849           --              --       69,359(3)      131,490

Year ended September 30, 2000:

Reserves and allowances
 deducted from asset accounts:
  Allowance for doubtful
   accounts .......................    $ 59,466     $ 12,000              --     $  8,899(1)     $ 62,567
  Allowance for inventory
   obsolescence ...................     108,729       14,000              --       24,611(2)       98,118
  Allowance for inventory
   valuation ......................          --      200,849(3)           --           --         200,849

Year ended September 30, 1999:

Reserves and allowances
 deducted from asset accounts:
  Allowance for doubtful
   accounts .......................    $ 50,000     $ 10,000              --     $    534(1)     $ 59,466
  Allowance for inventory
   obsolescence ...................      50,034       60,000              --        1,305(2)      108,729
  Allowance for inventory
   valuation ......................          --           --              --           --              --

------------------

(1)  Uncollectable accounts written off net of recoveries

(2)  Obsolete disposed of net of recoveries

(3)  Valuation of inventory at lower of cost or market

                                INDEX TO EXHIBITS

EXHIBIT                                                                   PAGE
-------                                                                   ----

3.1   Articles of Incorporation of the Company, as amended.
      (Incorporated by reference to Exhibit 4.1 of Registrant's
      Registration Statement on Form S-2, Registration Number
      33-97788) ......................................................

3.2   Restated Bylaws of the Company. (Incorporated by reference to
      Exhibit 3.2 of Registrant's Registration Statement on Form S-18,
      Registration Number 33-36362-C) ................................

3.3 Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 4.3 of Registrant's Registration Statement
      on Form S-2, Registration Number 33-97788) .....................

4.1 Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.4 of Registrant's Annual Report on Form 10-KSB for
      fiscal year ended September 30, 1995) ..........................

4.2 The Company's 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.5 of Registrant's Registration Statement
      on Form S-8, Registration Number 333-10261) ....................

4.3 Amendment to the Company's 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.3 of Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1998) ..

10.1 Employment Agreement, dated August 31, 1990 between the Company and Anthony J. Conway. (Incorporated by reference to Exhibit
      10.13 of Registrant's Registration Statement on Form S-18,
      Registration Number 33-36362-C) ................................

10.2 Employment Agreement, dated August 31, 1990 between the Company and Philip J. Conway. (Incorporated by reference to Exhibit
      10.14 of Registrant's Registration Statement on Form S-18,
      Registration Number 33-36362-C) ................................

10.3 Change of Control Agreement dated December 4, 1998, between the Company and Philip J. Conway (Incorporated by reference to
      Exhibit 10.3 of Registrant's Annual Report on Form 10-K for
      fiscal year ended September 30, 1998) ..........................

10.4 Employment Agreement, dated August 31, 1990 between the Company and Richard D. Fryar. (Incorporated by reference to Exhibit
      10.15 of Registrant's Registration Statement on Form S-18,
      Registration Number 33-36362-C) ................................

10.5 Change of Control Agreement dated December 4, 1998, between the Company and Richard D. Fryar (Incorporated by reference to
      Exhibit 10.5 of Registrant's Annual Report on Form 10-K for
      fiscal year ended September 30, 1998) ..........................

10.6 Change of Control Agreement dated November 21, 2000, between the Company and Anthony J. Conway. (Incorporated by reference to
      Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for
      fiscal year ended September 30, 2000) ..........................

10.7 Change of Control Agreement dated November 21, 2000, between the Company and Dara Lynn Horner. (Incorporated by reference to
      Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for
      fiscal year ended September 30, 2000) ..........................

10.8  Employment Agreement, dated November 16, 1998 between the
      Company and Dara Lynn Horner. (Incorporated by reference to
      Exhibit 10.8 of Registrant's Annual Report on Form 10-K for
      fiscal year ended September 30, 1999) ..........................

10.9 Change of Control Agreement dated November 21, 2000, between the Company and Martyn R. Sholtis. (Incorporated by reference to
      Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for
      fiscal year ended September 30, 2000) ..........................

EXHIBIT                                                                   PAGE
-------                                                                   ----

10.10 Change of Control Agreement dated November 21, 2000, between the Company and David A. Jonas. (Incorporated by reference to
      Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for
      fiscal year ended September 30, 2000) ..........................

10.11 The Company's 2001 Stock Incentive Plan. (Incorporated by
      reference to Exhibit 4.1 of Registrant's Registration Statement
      on Form S-8, Registration Number 333-62592) ....................

23    Consent of Ernst & Young LLP* ..................................

24    Power of Attorney* .............................................