Form 10-Q
period 2001-12-31
ROCHESTER MEDICAL CORPORATION
filed 2002-02-11
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                 5,328,500 Common Shares as of February 4, 2002.

                                TABLE OF CONTENTS

                          ROCHESTER MEDICAL CORPORATION


                               REPORT ON FORM 10-Q
                                FOR QUARTER ENDED
                                DECEMBER 31, 2001

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

      Balance Sheets -- December 31, 2001 and September 30, 2001.............. 3

      Statements of Operations -- Three months ended December 31, 2001 and
        2000.................................................................. 4

      Statements of Cash Flows -- Three months ended December 31, 2001 and
        2000.................................................................. 5

      Notes to Financial Statements .......................................... 6

      Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ................................................ 7

      Item 3. Quantitative and Qualitative Disclosures about Market Risk ..... 9

PART II. OTHER INFORMATION ................................................... 9

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS

                                                                       DECEMBER 31,       SEPTEMBER 30,
                                                                           2001               2001
                                                                      --------------     --------------
                                     ASSETS                            (UNAUDITED)
CURRENT ASSETS:
   Cash and Cash Equivalents .....................................    $      509,549     $    1,842,796
   Marketable Securities .........................................         4,016,440          3,904,840
   Accounts Receivable ...........................................         1,621,357          1,499,337
   Inventories ...................................................         2,586,823          2,099,226
   Prepaid Expenses and Other Assets .............................           285,903            177,105
                                                                      --------------     --------------
         TOTAL CURRENT ASSETS ....................................         9,020,072          9,523,304

PROPERTY AND EQUIPMENT
   Land and Buildings ............................................         5,454,537          5,454,537
   Equipment and Fixtures ........................................        10,282,389         10,175,200
                                                                      --------------     --------------
                                                                          15,736,926         15,629,737
   Less: Accumulated Depreciation ................................        (5,990,266)        (5,682,089)
                                                                      --------------     --------------
         TOTAL PROPERTY AND EQUIPMENT ............................         9,746,660          9,947,648

INTANGIBLE ASSETS
   Patents, Less Accumulated Amortization ........................           188,196            188,345
                                                                      --------------     --------------
TOTAL ASSETS .....................................................    $   18,954,928     $   19,659,297
                                                                      ==============     ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable ..............................................    $      523,901     $      383,145
   Accrued Expenses ..............................................           418,469            820,967
                                                                      --------------     --------------
         TOTAL CURRENT LIABILITIES ...............................           942,370          1,204,112

SHAREHOLDERS' EQUITY
   Common Stock, no par value:
   Authorized -- 20,000,000
            Issued and Outstanding Shares -- 5,328,500 ...........        41,249,003         41,249,003
   Accumulated Deficit ...........................................       (23,205,400)       (22,660,988)
   Unrealized loss on available-for-sale securities ..............           (31,045)          (132,830)
                                                                      --------------     --------------
         TOTAL SHAREHOLDERS' EQUITY ..............................        18,012,558         18,455,185

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY .........................    $   18,954,928         19,659,297
                                                                      ==============     ==============

Note -- The Balance Sheet at September 30, 2001 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               -------------     -------------
NET SALES .................................................    $   2,326,433     $   1,855,216
COST OF SALES .............................................        1,751,059         1,291,871
                                                               -------------     -------------

GROSS PROFIT ..............................................          575,374           563,345

COSTS AND EXPENSES:
   Marketing and Selling ..................................          536,054           790,566
   Research and Development ...............................          190,495           255,026
   General and Administrative .............................          451,298           475,741
                                                               -------------     -------------
      TOTAL OPERATING EXPENSES ............................        1,177,847         1,521,333
                                                               -------------     -------------

LOSS FROM OPERATIONS ......................................         (602,473)         (957,988)

OTHER INCOME:
   Interest Income ........................................           58,061           125,394
                                                               -------------     -------------

NET LOSS ..................................................    $    (544,412)    $    (832,594)
                                                               =============     =============

NET LOSS PER COMMON SHARE
(Basic and Diluted) .......................................    $       (0.10)    $       (0.16)
                                                               =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING ...............................................        5,328,500         5,338,900
                                                               =============     =============


See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                              -------------------------------
                                                                                   2001             2000
                                                                              -------------     -------------
OPERATING ACTIVITIES
   Net Loss ..............................................................    $    (544,412)    $    (832,594)

Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization .........................................          313,809           338,113
   Other non-cash compensation ...........................................               --            16,620

   Changes in assets and liabilities:
   Accounts Receivable ...................................................         (122,020)         (208,866)
   Inventories ...........................................................         (487,598)          (85,291)
   Other Current Assets ..................................................         (108,799)           41,319
   Accounts Payable ......................................................          140,755          (249,655)
   Other Current Liabilities .............................................         (402,498)         (383,048)
                                                                              -------------     -------------

             NET CASH USED IN OPERATING ACTIVITIES .......................       (1,210,763)       (1,363,402)

INVESTING ACTIVITY
   Capital Expenditures ..................................................         (107,189)          (57,274)
   Patents ...............................................................           (5,483)          (10,710)
   Sales (Purchases) of Marketable Securities, Net .......................           (9,812)          628,973
                                                                              -------------     -------------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...................         (122,484)          560,989

FINANCING ACTIVITIES
   Proceeds from Sales (Purchases) of Common Stock .......................               --                --
                                                                              -------------     -------------

   NET CASH USED IN FINANCING ACTIVITIES .................................               --                --

DECREASE IN CASH AND CASH EQUIVALENTS ....................................       (1,333,247)         (802,413)

CASH AND CASH EQUIVALENTS AT
             BEGINNING OF PERIOD .........................................        1,842,796         3,204,161

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................    $     509,549     $   2,401,748
                                                                              =============     =============


See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2001

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2001 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

NOTE B -- NET LOSS PER COMMON SHARE

         For the three-month period ended December 31, 2001, there is no difference between basic and diluted net loss per share. Common equivalent shares from stock options and convertible debt are excluded as their effects are antidilutive.

NOTE C -- INVESTMENTS IN MARKETABLE SECURITIES

         As of December 31, 2001, the carrying value of the Company's marketable securities, which consisted primarily of corporate bonds and commercial paper, was $4.0 million. This total included a $1.0 million corporate bond from Pacific Gas & Electric ("PG&E") with a carrying value of $935,000 on December 31, 2001, which matured December 24, 2001, but which has not yet been paid. On April 6, 2001, PG&E filed for Chapter 11 bankruptcy protection. While PG&E's management has stated their intent to pay their creditors, the numerous political and economic factors influencing the California utility market coupled with PG&E's bankruptcy filing could potentially impact the timing and/or actuality of payments. However, the Company currently believes that it will realize the full value of this investment.

NOTE D -- INVENTORIES

        Inventories consist of the following:

                                                 DECEMBER 31,     SEPTEMBER 30,
                                                     2001              2001
                                                -------------     -------------

Raw materials ..............................    $     615,075     $     675,234
Work-in-progress ...........................        1,257,441           892,736
Finished goods .............................          814,307           631,256
Reserve for inventory obsolescence .........         (100,000)         (100,000)
                                                -------------     -------------
                                                $   2,586,823     $   2,099,226
                                                =============     =============

NOTE E -- COMPREHENSIVE LOSS

        Comprehensive loss includes net loss and all other nonowner changes in shareholders' equity during a period.

        The comprehensive loss for the first quarter ended December 31, 2001 and 2000 consists of the following:

                                                      THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                -------------------------------
                                                     2001              2000
                                                -------------     -------------

Net loss ...................................    $    (544,412)    $    (832,594)
Unrealized gain on securities held, net ....          101,785                --
                                                -------------     -------------
                                                $    (442,627)    $    (832,594)
                                                =============     =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

                                                             THREE MONTHS
                                                                ENDED
                                                             DECEMBER 31,
                                                             ------------

                                                          2001          2000
                                                          ----          ----

Total Net Sales ..................................         100%          100%
Costs of Sales ...................................          75%           70%
                                                          ----          ----
Gross Margin .....................................          25%           30%

Operating Expenses
         Marketing and Selling ...................          23%           42%
         Research and Development ................           8%           14%
         General and Administrative ..............          19%           26%
                                                          ----          ----
Total Operating Expenses .........................          50%           82%

Loss From Operations .............................         (25%)         (52%)
Interest Income (Expense) Net ....................           2%            7%
                                                          ----          ----
Net Loss .........................................         (23%)         (45%)
                                                          ====          ====


THREE MONTH PERIODS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

NET SALES. Net sales for the first quarter of fiscal 2002 increased 25% to $2,326,000 from $1,855,000 for the comparable quarter of last fiscal year. The sales increase resulted from an increase in both branded and private label sales.

GROSS MARGIN. The Company's gross margin as a percentage of net sales for the first quarter of fiscal 2002 was 25% compared to 30% for the comparable quarter of last fiscal year. The decrease in the current quarter's margin reflected a higher proportion of sales of higher margin products during the first fiscal quarter of fiscal 2001, as well as lower labor and scrap efficiencies in the first quarter of fiscal 2002 due to the hiring of new personnel.

MARKETING AND SELLING. Marketing and selling expenses for the first quarter of fiscal 2002 were down 32% to $536,000 from $791,000 for the comparable quarter of last fiscal year. The decrease in marketing and selling expense primarily is due to significant non-recurring marketing costs associated with the FEMSOFT(R) INSERT in the comparable quarter of the prior year, together with decreases in acute care marketing costs and domestic sales costs in the first quarter of fiscal 2002.

RESEARCH AND DEVELOPMENT. Research and development expense for the first quarter of fiscal 2002 decreased 25% to $191,000 from $255,000 for the comparable quarter of last fiscal year. The decrease in research and development expense primarily related to decreased clinical costs.

GENERAL AND ADMINISTRATIVE. General and administrative expense for the first quarter of fiscal 2002 decreased 5% to $451,000 from $476,000 for the comparable quarter of last fiscal year. The decrease in general and administrative expense is primarily related to restructuring savings in the first quarter of fiscal 2002.

INTEREST INCOME. Interest income for the first quarter of fiscal 2002 decreased 54% to $58,000 from $125,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current quarter due to the utilization of cash for operations and capital expenditures, as well as generally lower interest rates on short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities were $4,526,000 at December 31, 2001 compared with $5,748,000 at September 30, 2001. The Company used $1,211,000 of cash from operating activities during the quarter, primarily reflecting the net loss before non-cash depreciation and non-cash compensation, as well as increased inventory levels and payment of accrued liabilities.

During the three-month period ended December 31, 2001, the Company's working capital position, excluding cash and marketable securities, increased by a net $980,000. Accounts receivable balances during this period increased 8% or $122,000 as a result of increased sales and the timing of orders. Inventories increased 23% or $488,000 primarily as a result of the Company expanding its product lines, and increasing its production of finished goods to meet customer demand. Other current assets increased 61% or $109,000 during the recent three-month period primarily as a result of accrued interest receivable relating to the Company's PG&E bond asset. Current liabilities decreased 22% or $262,000 during the recent three-month period, reflecting payments of accrued compensation paid after the Company's fiscal year end.

         The Company believes that its capital resources on hand at December 31, 2001, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 2001.

FORWARD-LOOKING STATEMENTS

         Statements other than historical information contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "believe," "may," "will," "expect," "anticipate," "predict," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the uncertainty of gaining private label distributors for the hydrophilic intermittent catheters, the RELEASE-NF Foley catheters and the FEMSOFT INSERT; the uncertainty of insurance coverage of the FEMSOFT INSERT by additional insurers; the uncertainty of market acceptance of the RELEASE NF Foley catheter, the FEMSOFT INSERT and new products; the uncertainty that initial consumer interest in the FEMSOFT INSERT may not result in significant sales of the product or continued sales of the product after trial; the results of product evaluations; the securing of Group Purchasing Organization contract participation; the timing of purchases by customers (particularly international customers); manufacturing capacities for both current products and new products; results of clinical tests; the timing of clinical preference testing and product introductions; FDA review and response times; and other risk factors listed from time to time in the Company's SEC reports, including, without limitation, the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 2001.

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


                                       ROCHESTER MEDICAL CORPORATION


Date: February 11, 2002                By: /s/ Anthony J. Conway
                                           -------------------------------------
                                           Anthony J. Conway
                                           CHIEF EXECUTIVE OFFICER


Date: February 11, 2002                By: /s/ David A. Jonas
                                           -------------------------------------
                                           David A. Jonas
                                           CHIEF FINANCIAL OFFICER AND TREASURER