Form 10-Q
period 2002-03-31
ROCHESTER MEDICAL CORPORATION
filed 2002-05-14
CIK 868368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                        to
         ------------------------------    ------------------------------

                         Commission File Number: 0-18933

                          ROCHESTER MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)


             MINNESOTA                                      41-1613227
   State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


    ONE ROCHESTER MEDICAL DRIVE,
          STEWARTVILLE, MN                                    55976
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


                   5,328,500 Common Shares as of May 7, 2002.

                                TABLE OF CONTENTS

                          ROCHESTER MEDICAL CORPORATION


                               REPORT ON FORM 10-Q
                                FOR QUARTER ENDED
                                 MARCH 31, 2002

                                                                            PAGE
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

 Balance Sheets -- March 31, 2002 and September 30, 2001....................   3

 Statements of Operations -- Three months ended March 31, 2002 and 2001;
   Six months ended March 31, 2002 and 2001 ................................   4

 Statements of Cash Flows -- Six months ended March 31, 2002 and 2001 ......   5
 Notes to Financial Statements .............................................   6
 Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations ...................................................   8

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......  11

PART II.  OTHER INFORMATION ................................................  11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS

                                                              MARCH 31,        SEPTEMBER 30,
                                                                2002               2001
                                                            ------------       ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents ............................   $    534,298       $  1,842,796
   Marketable Securities ................................      3,980,204          3,904,840
   Accounts Receivable ..................................      1,333,927          1,499,337
   Inventories ..........................................      2,987,834          2,099,226
   Prepaid Expenses and Other Assets ....................        299,707            177,105
                                                            ------------       ------------
         TOTAL CURRENT ASSETS ...........................      9,135,970          9,523,304

PROPERTY AND EQUIPMENT

   Land and Buildings ...................................      5,454,537          5,454,537
   Equipment and Fixtures ...............................     10,301,909         10,175,200
                                                            ------------       ------------
                                                              15,756,446         15,629,737
   Less: Accumulated Depreciation .......................     (6,298,443)        (5,682,089)
                                                            ------------       ------------
         TOTAL PROPERTY AND EQUIPMENT ...................      9,458,003          9,947,648


INTANGIBLE ASSETS

   Patents, Less Accumulated Amortization ...............        193,244            188,345
                                                            ------------       ------------
TOTAL ASSETS ............................................   $ 18,787,217       $ 19,659,297
                                                            ------------       ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable .....................................   $    387,815       $    383,145
   Accrued Expenses .....................................        731,904            820,967
   Short-term Debt ......................................        200,000                 --
                                                            ------------       ------------
         TOTAL CURRENT LIABILITIES ......................      1,319,719          1,204,112


SHAREHOLDERS' EQUITY

   Common Stock, no par value:

   Authorized -- 20,000,000
            Issued and Outstanding Shares -- 5,328,500 ..     41,249,003         41,249,003
   Accumulated Deficit ..................................    (23,728,178)       (22,660,988)
   Unrealized loss on available-for-sale securities .....        (53,327)          (132,830)
                                                            ------------       ------------
         TOTAL SHAREHOLDERS' EQUITY .....................     17,467,498         18,455,185

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ................   $ 18,787,217       $ 19,659,297
                                                            ============       ============

Note -- The Balance Sheet at September 30, 2001 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  MARCH 31,                          MARCH 31,
                                       -----------------------------       -----------------------------
                                           2002              2001              2002              2001
                                       -----------       -----------       -----------       -----------
NET SALES .........................    $ 2,553,431       $ 2,103,056       $ 4,879,863       $ 3,958,272

COST OF SALES .....................      1,900,925        1,599,2277         3,651,983         2,891,098
                                       -----------       -----------       -----------       -----------

GROSS PROFIT ......................        652,506          503,8299         1,227,880         1,067,174

COSTS AND EXPENSES:
   Marketing and Selling ..........        481,609           567,728         1,017,663         1,358,295
   Research and Development .......        243,064           274,953           433,559           529,980
   General and Administrative .....        501,955           417,370           953,253           893,109
                                       -----------       -----------       -----------       -----------
         TOTAL OPERATING EXPENSES        1,226,628         1,260,051         2,404,475         2,781,384

                                       -----------       -----------       -----------       -----------
LOSS FROM OPERATIONS ..............       (574,122)         (756,222)       (1,176,595)       (1,714,210)

OTHER INCOME:
   Interest Income ................         51,345           104,658           109,406           230,052
                                       -----------       -----------       -----------       -----------

NET LOSS ..........................    $  (522,777)      $  (651,564)       (1,067,189)      $(1,484,158)
                                       ===========       ===========       ===========       ===========


NET LOSS PER COMMON SHARE
(Basic and Diluted) ...............    $     (0.10)      $     (0.12)      $     (0.20)      $     (0.28)
                                       ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                5,328,500         5,338,900         5,328,500         5,338,900
                                       ===========       ===========       ===========       ===========


See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 -----------------------------
                                                                                    2002              2001
                                                                                 -----------       -----------
OPERATING ACTIVITIES
   Net Loss ...............................................................      $(1,067,189)      $(1,484,158)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................          636,955           686,806
   Other non-cash compensation ............................................               --            16,620

   Changes in assets and liabilities:
   Accounts Receivable ....................................................          165,410          (402,837)
   Inventories ............................................................         (888,608)           (3,892)
   Other Current Assets ...................................................         (122,603)            3,137
   Accounts Payable .......................................................            4,668          (341,200)
   Other Current Liabilities ..............................................          110,937          (239,986)
                                                                                 -----------       -----------

             NET CASH USED IN OPERATING ACTIVITIES ........................       (1,160,430)       (1,765,510)

INVESTING ACTIVITY
   Capital Expenditures ...................................................         (126,708)         (115,518)
   Patents ................................................................          (25,500)          (28,654)
   Sales (Purchases) of Marketable Securities, Net ........................            4,140          (350,149)
                                                                                 -----------       -----------

   NET CASH USED IN INVESTING ACTIVITIES ..................................         (148,068)         (494,321)

FINANCING ACTIVITIES
   Proceeds from Sales (Purchases) of Common Stock ........................               --                --
                                                                                 -----------       -----------

   NET CASH USED IN FINANCING ACTIVITIES ..................................               --                --

DECREASE IN CASH
             AND CASH EQUIVALENTS .........................................       (1,308,498)       (2,259,831)

CASH AND CASH EQUIVALENTS AT
             BEGINNING OF PERIOD ..........................................        1,842,796         3,204,161
                                                                                 -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................      $   534,298       $   944,330
                                                                                 ===========       ===========

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2002


NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2001 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

NOTE B -- NET LOSS PER COMMON SHARE

         For the six-month periods ended March 31, 2002 and 2001, there is no difference between basic and diluted net loss per share. Common equivalent shares from stock options and convertible debt are excluded as their effects are antidilutive.

NOTE C -- INVESTMENTS IN MARKETABLE SECURITIES

         As of March 31, 2002, the carrying value of the Company's marketable securities, which consisted primarily of corporate bonds and commercial paper, was $4.0 million. This total included a $1.0 million corporate bond from Pacific Gas & Electric ("PG&E") with a carrying value of $920,000 on March 31, 2002. This bond matured December 24, 2001, but has not yet been paid. On April 6, 2001, PG&E filed for Chapter 11 bankruptcy protection. While PG&E's management has stated their intent to pay their creditors, the numerous political and economic factors influencing the California utility market coupled with PG&E's bankruptcy filing could potentially impact the timing and/or actuality of payments. However, the Company currently believes that it will realize the full value of this investment.

NOTE D -  INVENTORIES

         Inventories consist of the following:

                                               MARCH 31,        SEPTEMBER 30,
                                                  2002              2001
                                              -----------       -----------
Raw materials ..........................          578,943       $   675,234
Work-in progress .......................        1,463,287           892,736
Finished goods .........................        1,045,604           631,256
Reserve for inventory obsolescence .....         (100,000)         (100,000)
                                              -----------       -----------
                                              $ 2,987,834       $ 2,099,226
                                              ===========       ===========

NOTE E - COMPREHENSIVE LOSS

         Comprehensive loss includes net loss and all other nonowner changes in shareholders' equity during a period.

         The comprehensive loss for the second quarter ended March 31, 2002 and 2001 consists of the following:

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                           MARCH 31,                         MARCH 31,
                                                      2002            2001            2002              2001
                                                   ---------       ---------      ------------       -----------
Net loss ....................................      $(522,777)      $(651,564)     $(1,067,189)      $(1,484,158)
Unrealized gain on securities held, net .....         79,503              --          181,288                --
                                                   ---------       ---------      -----------       -----------
                                                   $(443,274)      $(651,564)     $  (885,901)      $(1,484,158)
                                                   =========       =========      ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                          MARCH 31,               MARCH 31,
                                     ------------------      ------------------
                                      2002        2001        2002        2001
                                     ------      ------      ------      ------
Total Net Sales ................       100%        100%        100%        100%
Cost of Sales ..................        74%         76%         75%         73%
                                      ----        ----        ----        ----
     Gross Margin ..............        26%         24%         25%         27%

Operating Expenses:
     Marketing and Selling .....        18%         27%         21%         34%
     Research and Development ..        10%         13%          9%         13%
     General and Administrative         20%         20%         19%         23%
                                      ----        ----        ----        ----
Total Operating Expenses .......        48%         60%         49%         70%

Loss From Operations ...........       (22%)       (36%)       (24%)       (43%)
Interest Income ................         2%          5%          2%          6%
                                      ----        ----        ----        ----
Net Loss .......................       (20%)       (31%)       (22%)       (37%)
                                      ====        ====        ====        ====

Three Month and Six Month Periods Ended March 31, 2002 and March 31, 2001

         NET SALES. Net sales for the second quarter of fiscal 2002 increased 21% to $2,553,000 from $2,103,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in domestic branded sales, domestic sales to private label customers and international branded sales, offset by slightly lower international sales to private label customers.

         Net sales for the six months ended March 31, 2002 increased 23% to $4,880,000 from $3,958,000 for the comparable six-month period of last fiscal year. The six month sales increase resulted from an increase in sales in each of the Company's primary distribution channels, namely sales of domestic and international branded products and sales to domestic and international private label customers.

         GROSS MARGIN. The Company's gross margin as a percentage of net sales for the second quarter of fiscal 2002 was 26% compared to 24% for the comparable quarter of last fiscal year. The current quarter's margin primarily reflects a lower ratio of fixed overhead costs to net sales in the second quarter of fiscal 2002, offset by some inefficiencies in production. The Company is focusing on improving these inefficiencies, particularly scrap and productivity, as the Company continues to increase production levels. The Company's gross margin, however, continues to be adversely affected by scale and excess capacity.

         The Company's gross margin as a percentage of net sales for the six months ended March 31, 2002 was 25% compared to 27% for the comparable six-month period of last fiscal year. Factors related to the six-month margin are generally consistent with those discussed above for the current quarter.

         MARKETING AND SELLING. Marketing and selling expense for the second quarter of fiscal 2002 decreased 15% to $482,000 from $568,000 for the comparable quarter of last fiscal year. The decrease in marketing and selling expense is primarily due to significant non-recurring costs associated with the FemSoft(R) Insert in the comparable quarter of the prior fiscal year.

         Marketing and selling expense for the six months ended March 31, 2002 decreased 25% to $1,018,000 from $1,358,000 for the comparable six-month period of last fiscal year. The decrease in marketing and selling expense is primarily due to reduced expenditures relating to the FemSoft Insert and to the Company's extended care sales and marketing activities.

         RESEARCH AND DEVELOPMENT. Research and development expense for the second quarter of fiscal 2002 decreased 12% to $243,000 from $275,000 for the comparable quarter of last fiscal year. The decrease in research and development expense is primarily related to decreased clinical costs.

         Research and development expense for the six months ended March 31, 2002 decreased 18% to $434,000 from $530,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

         GENERAL AND ADMINISTRATIVE. General and administrative expense for the second quarter of fiscal 2002 increased 20% to $502,000 from $417,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is primarily related to non-recurring costs associated with an arbitration proceeding and increased costs associated with being a public company, including increased Nasdaq filing fees.

         General and administrative expense for the six months ended March 31, 2002 increased to $953,000 from $893,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

         INTEREST INCOME. Interest income for the second quarter of fiscal 2002 decreased 50% to $52,000 from $105,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current quarter due to the utilization of cash for operations, together with an overall lower interest rate on short-term investments.

         Interest income for the six months ended March 31, 2002 decreased 52% to $110,000 from $230,000 for the comparable six-month period of last fiscal year. The decrease reflects a comparatively lower average level of invested cash balances for the current year and an overall lower interest rate on short-term investments as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and marketable securities were $4,515,000 at March 31, 2002 compared with $5,748,000 at September 30, 2001. The
Company used a net $430,000 of cash from operating activities during the quarter, primarily reflecting the net loss before non-cash depreciation and non-cash compensation.

         During the fiscal quarter ended March 31, 2002, the Company entered into a $1,000,000 revolving line of credit with U.S. Bank National Association. As of March 31, 2002, the Company had $200,000 outstanding under this line of credit.

         During the six-month period ended March 31, 2002, the Company's working capital position, excluding cash and marketable securities, increased by a net $730,000. Accounts receivable balances decreased 11% or $165,000 primarily as a result of the timing of customer orders. Inventories increased 42% or $889,000, primarily as a result of the Company's strategic decision to increase its level of finished goods, in part in anticipation of future sales to Mentor, with minimum quantities of such sales becoming effective April 1, 2002. Other current assets increased 69% or $123,000 during the recent six-month period as a result of the timing of payment of prepaid expenses and the receipt of an interest receivable. Current liabilities increased 10% or $116,000 during the recent six-month period, primarily reflecting the timing of payments and the Company's borrowings under its revolving line of credit. Changes in other asset and liability balances during the recent six-month period related to timing of expense recognition.

         The Company believes that its capital resources on hand at March 31, 2002, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 2001. However, the Company may be required to seek additional funding sources, such as additional borrowings under the Company's revolving line of credit or equity or debt financings, to fund the Company's working capital requirements. If the Company decides to seek additional financing, there can be no assurance as to the outcome of such efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing could result in significant cash constraints and financial issues for the Company.

FORWARD-LOOKING STATEMENTS

         Statements other than historical information contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "believe," "may," "will," "expect," "anticipate," "predict," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the uncertainty of gaining private label distributors for the hydrophilic intermittent catheters, the Release-NF Foley catheters and the FemSoft Insert; the uncertainty of insurance coverage of the FemSoft Insert by additional insurers; the uncertainty of market acceptance of the Release NF Foley catheter, the FemSoft Insert and new products; the uncertainty that initial consumer interest in the FemSoft Insert may not result in significant sales of the product or continued sales of the product after trial; the results of product evaluations; the securing of Group Purchasing Organization contract participation; the timing of purchases by customers (particularly international customers); manufacturing capacities for both current products and new products; results of clinical tests; the timing of clinical preference testing and new product introductions; FDA review and response times; and other risk factors listed from time to time in the Company's SEC reports, including, without limitation, the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 2001.

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

                  Not Applicable.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2002 Annual Meeting of Shareholders of Rochester Medical Corporation was held on Thursday, January 24, 2002, at the Minneapolis Hilton and Towers Hotel in Minneapolis, Minnesota.

                  The holders of 5,246,796 shares of common stock, representing 98.47% of the 5,328,500 outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. Management's entire slate of seven directors listed in the proxy statement was elected to serve until the next Annual Meeting of Shareholders by the following vote tallies:

                                             For         Authority Withheld
        Darnell L. Boehm                  5,094,629           152,167

        Anthony J. Conway                 5,094,712           152,084

        Peter R. Conway                   5,095,712           151,084

        Philip J. Conway                  5,148,972            97,824

        Richard D. Fryar                  5,148,889            97,907

        Roger W. Schnobrich               5,095,629           151,167

        Benson Smith                      5,041,634           205,162

                  The Company's shareholders ratified the selection of Ernst & Young LLP as the Company's independent auditors by the following vote tallies:

         For                        Against                   Abstain
        5,026,003                   220,510                      283

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


                             ROCHESTER MEDICAL CORPORATION


Date: May 14, 2002           By:    /s/ Anthony J. Conway
                                    ----------------------------------------
                                     Anthony J. Conway
                                     President and Chief Executive Officer


Date: May 14, 2002           By:    /s/ David A. Jonas
                                    ----------------------------------------
                                     David A. Jonas
                                     Chief Financial Officer and Treasurer