Form 10-Q
period 2002-06-30
ROCHESTER MEDICAL CORPORATION
filed 2002-08-08
CIK 868368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                       to
         -------------    ---------------

                         Commission File Number: 0-18933

                          ROCHESTER MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)


            MINNESOTA                                           41-1613227
   State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)


      ONE ROCHESTER MEDICAL DRIVE,
            STEWARTVILLE, MN                                       55976
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

                  5,328,500 Common Shares as of August 2, 2002.

                                TABLE OF CONTENTS

                          ROCHESTER MEDICAL CORPORATION


                               REPORT ON FORM 10-Q
                                FOR QUARTER ENDED
                                  JUNE 30, 2002

                                                                                                                PAGE

PART I.   FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         Balance Sheets -- June 30, 2002 and September 30, 2001..................................................  3

         Statements of Operations -- Three months ended June 30, 2002 and 2001;
           Nine months ended June 30, 2002 and 2001 .............................................................  4

         Statements of Cash Flows -- Nine months ended June 30, 2002 and 2001 ...................................  5

         Notes to Financial Statements ..........................................................................  6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ................................................................................  8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk .................................... 11

PART II.  OTHER INFORMATION ..................................................................................... 11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS

                                                                                JUNE 30,          SEPTEMBER 30,
                                                                                  2002                2001
                                                                          ------------------   ----------------
                                 ASSETS                                       (UNAUDITED)
CURRENT ASSETS:
   Cash and Cash Equivalents ...........................................  $        544,391     $      1,842,796
   Marketable Securities ...............................................         3,972,990            3,904,840
   Accounts Receivable .................................................         1,767,223            1,499,337
   Inventories .........................................................         3,256,001            2,099,226
   Prepaid Expenses and Other Assets ...................................           204,505              177,105
                                                                          -------------------  ----------------
         TOTAL CURRENT ASSETS ..........................................         9,745,110            9,523,304


PROPERTY AND EQUIPMENT

   Land and Buildings ..................................................         5,454,537            5,454,537
   Equipment and Fixtures ..............................................        10,416,267           10,175,200
                                                                          ----------------     ----------------
                                                                                15,870,804           15,629,737
   Less: Accumulated Depreciation ......................................        (6,608,452)          (5,682,089)
                                                                          ----------------     ----------------
         TOTAL PROPERTY AND EQUIPMENT ..................................         9,262,352            9,947,648

INTANGIBLE ASSETS

   Patents, Less Accumulated Amortization ..............................           194,798              188,345
                                                                          ----------------     ----------------
TOTAL ASSETS ...........................................................  $     19,202,260     $     19,659,297
                                                                          ================     ================
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable ....................................................  $        452,504     $        383,145
   Accrued Expenses ....................................................           610,712              820,967
   Short-term Debt .....................................................                --                   --
   Deferred Revenue.....................................................           100,000                   --
                                                                          ----------------     ----------------
         TOTAL CURRENT LIABILITIES .....................................         1,163,216            1,204,112

LONG-TERM LIABILITIES:

   Deferred Revenue.....................................................           875,000                   --

SHAREHOLDERS' EQUITY

   Common Stock, no par value:

   Authorized -- 20,000,000
            Issued and Outstanding Shares -- 5,328,500..................        41,249,003           41,249,003
   Accumulated Deficit .................................................       (24,038,370)         (22,660,988)
   Unrealized loss on available-for-sale securities.....................           (46,589)            (132,830)
                                                                          ----------------     ----------------
         TOTAL SHAREHOLDERS' EQUITY ....................................        17,164,044           18,455,185

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ...............................  $     19,202,260     $     19,659,297
                                                                          ================     ================



Note -- The Balance Sheet at September 30, 2001 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                             ----------------------------      ----------------------------
                                                 2002             2001             2002             2001
                                             -----------      -----------      -----------      -----------
NET SALES ..............................     $ 3,033,258      $ 2,152,009      $ 7,913,121      $ 6,110,281
COST OF SALES ..........................       2,130,274        1,774,222        5,782,257        4,665,320
                                             -----------      -----------      -----------      -----------
GROSS PROFIT ...........................         902,984          377,787        2,130,864        1,444,961

COSTS AND EXPENSES:
   Marketing and Selling ...............         639,153          624,423        1,656,816        1,982,718
   Research and Development ............         193,790          230,960          627,349          760,940
   General and Administrative ..........         429,774          367,907        1,383,027        1,261,017
                                             -----------      -----------      -----------      -----------
         TOTAL OPERATING EXPENSES ......       1,262,717        1,223,290        3,667,192        4,004,675

                                             -----------      -----------      -----------      -----------
LOSS FROM OPERATIONS ...................        (359,733)        (845,503)      (1,536,328)      (2,559,714)

OTHER INCOME:
   Interest Income .....................          49,540           81,396          158,946          311,448
                                             -----------      -----------      -----------      -----------
NET LOSS ...............................     $  (310,193)     $  (764,107)      (1,377,382)     $(2,248,266)
                                             ===========      ===========      ===========      ===========

NET LOSS PER COMMON SHARE                    $     (0.06)     $     (0.14)     $     (0.26)     $     (0.42)
(Basic and Diluted) ....................     ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF                     5,328,500        5,338,900        5,328,500        5,338,900
COMMON SHARES OUTSTANDING                    ===========      ===========      ===========      ===========

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                ----------------------------
                                                                                     2002            2001
                                                                                -----------      -----------
OPERATING ACTIVITIES
   Net Loss ...............................................................     $(1,377,382)     $(2,248,266)

Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization ..........................................         958,291        1,029,494
   Other non-cash compensation ............................................              --           16,620

   Changes in assets and liabilities:
   Accounts Receivable ....................................................        (267,889)        (385,494)
   Inventories ............................................................      (1,156,775)         (26,353)
   Other Current Assets ...................................................         (27,401)          48,886
   Accounts Payable .......................................................          69,357         (406,087)
   Deferred Revenue .......................................................         975,000               --
   Other Current Liabilities ..............................................        (210,254)        (282,598)
                                                                                -----------      -----------

             NET CASH USED IN OPERATING ACTIVITIES ........................      (1,037,050)      (2,253,798)

INVESTING ACTIVITIES
   Capital Expenditures ...................................................        (241,067)        (162,772)
   Patents ................................................................         (38,380)         (31,736)
   Sales (Purchases) of Marketable Securities, Net ........................          18,093          601,540
                                                                                -----------      -----------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ....................        (261,355)         407,032

FINANCING ACTIVITIES
   Proceeds from Sales (Purchases) of Common Stock ........................              --               --
                                                                                -----------      -----------

   NET CASH USED IN FINANCING ACTIVITIES ..................................              --               --

DECREASE IN CASH AND CASH EQUIVALENTS .....................................      (1,298,405)      (1,846,766)

CASH AND CASH EQUIVALENTS AT
             BEGINNING OF PERIOD ..........................................       1,842,796        3,204,161
                                                                                -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................     $   544,391      $ 1,357,395
                                                                                ===========      ===========


See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2002

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2001 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

NOTE B -- NET LOSS PER COMMON SHARE

         For the nine-month periods ended June 30, 2002 and 2001, there is no difference between basic and diluted net loss per share. Common equivalent shares from stock options and convertible debt are excluded as their effects are antidilutive.

NOTE C -- INVESTMENTS IN MARKETABLE SECURITIES

         As of June 30, 2002, the carrying value of the Company's marketable securities, which consisted primarily of corporate bonds and commercial paper, was $4.0 million. This total included a $1.0 million corporate bond from Pacific Gas & Electric ("PG&E") with a carrying value of $920,000 on June 30, 2002. This bond matured December 24, 2001 and, although PG&E remains current on its interest payment obligations, the principal amount of this bond has not yet been paid.

         On April 6, 2001, PG&E filed for Chapter 11 bankruptcy protection. Recently, PG&E and the State of California have asked PG&E's creditors to vote on two separate reorganization proposals, with votes required to be cast no later than August 12, 2002. While PG&E's management has stated their intent to pay their creditors, the numerous political and economic factors influencing the California utility market coupled with PG&E's bankruptcy filing could potentially impact the timing and/or actuality of payments. However, the Company currently believes that it will realize the full value of this investment.

NOTE D --  INVENTORIES

         Inventories consist of the following:

                                                              JUNE 30,        SEPTEMBER 30,
                                                                2002              2001
                                                            -----------       -------------
     Raw materials ....................................     $   550,064        $   675,234
     Work-in progress .................................       1,482,792            892,736
     Finished goods ...................................       1,323,145            631,256
     Reserve for inventory obsolescence ...............        (100,000)          (100,000)
                                                            -----------       -------------
                                                            $ 3,256,001        $ 2,099,226
                                                            ===========       =============

NOTE E -- COMPREHENSIVE LOSS

         Comprehensive loss includes net loss and all other nonowner changes in shareholders' equity during a period.

         The comprehensive loss for the third quarter ended June 30, 2002 and 2001 consists of the following:

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                                 ---------------------------        -----------------------------
                                                     2002             2001              2002              2001
                                                 ----------       ----------        -----------       -----------
Net loss ................................        $ (310,193)      $ (764,107)       $(1,377,382)      $(2,248,266)
Unrealized gain on securities
held, net ...............................             6,738               --             86,241                --
                                                 ----------       ----------        -----------       -----------
                                                 $ (303,455)      $ (764,107)       $(1,291,141)      $(2,248,266)
                                                 ==========       ==========        ===========       ===========


NOTE F -- REVENUE RECOGNITION

         During 2002, the Company received a non-refundable up-front payment from Coloplast in connection with a contractual arrangement that requires continuing involvement of the Company. The Company is deferring recognition of the revenue over the term of the contractual arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                          ----------------------          ----------------------
                                                           2002            2001            2002            2001
                                                          ------          ------          ------          ------
         Total Net Sales...........................        100%            100%            100%            100%
         Cost of Sales.............................         70%             82%             73%             76%
                                                          ------          ------          ------          ------
              Gross Margin.........................         30%             18%             27%             24%

         Operating Expenses:
              Marketing and Selling................         21%             29%             21%             32%
              Research and Development.............          7%             11%              8%             13%
              General and Administrative...........         14%             17%             17%             21%
                                                          ------          ------          ------          ------
         Total Operating Expenses..................         42%             57%             46%             66%

         Loss From Operations......................       (12)%           (39)%           (19)%           (42)%
         Interest Income...........................          2%              3%              2%              5%
                                                          ------          ------          ------          ------
         Net Loss..................................       (10)%           (36)%           (17)%           (37)%
                                                          ======          ======          ======          ======


Three Month and Nine Month Periods Ended June 30, 2002 and June 30, 2001

         Net Sales. Net sales for the third quarter of fiscal 2002 increased 41% to $3,033,000 from $2,152,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in domestic and international branded sales and domestic sales to private label customers, offset by slightly lower international sales to private label customers.

         Net sales for the nine months ended June 30, 2002 increased 30% to $7,913,000 from $6,110,000 for the comparable nine-month period of last fiscal year. The increase in nine-month sales resulted from an increase in sales of domestic and international branded products and sales to domestic and international private label customers.

         Gross Margin. The Company's gross margin as a percentage of net sales for the third quarter of fiscal 2002 was 30% compared to 18% for the comparable quarter of last fiscal year. The current quarter's margin primarily reflects increased production and sales resulting in lower per unit fixed overhead costs.

         The Company's gross margin as a percentage of net sales for the nine months ended June 30, 2002 was 27% compared to 24% for the comparable nine-month period of last fiscal year. Factors related to the nine-month margin are generally consistent with those discussed above for the current quarter.

         Marketing and Selling. Marketing and selling expense for the third quarter of fiscal 2002 increased 2% to $639,000 from $624,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to an increase in extended care sales and marketing expenditures in the current quarter.

         Marketing and selling expense for the nine months ended June 30, 2002 decreased 16% to $1,657,000 from $1,983,000 for the comparable nine-month period of last fiscal year. The decrease in the comparative nine-month expense levels is primarily due to significant non-recurring costs associated with the FemSoft(R) Insert in the comparable nine months of the prior fiscal year offset by an increase in extended care sales and marketing expenditures in the current quarter.

         Research and Development. Research and development expense for the third quarter of fiscal 2002 decreased 16% to $194,000 from $231,000 for the comparable quarter of last fiscal year. The decrease in research and development expense is primarily related to decreased clinical costs.

         Research and development expense for the nine months ended June 30, 2002 decreased 18% to $627,000 from $761,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.

         General and Administrative. General and administrative expense for the third quarter of fiscal 2002 increased 17% to $430,000 from $368,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is primarily related to an increase in labor and an increase in professional fees.

         General and administrative expense for the nine months ended June 30, 2002 increased 10% to $1,383,000 from $1,261,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels primarily relate to those factors discussed above for the current quarter, together with non-recurring costs associated with an arbitration proceeding and increased costs associated with being a public company, including increased Nasdaq filing fees.

         Interest Income. Interest income for the third quarter of fiscal 2002 decreased 38% to $50,000 from $81,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current quarter due to the utilization of cash for operations and capital expenditures, together with an overall lower interest rate on short-term investments.

         Interest income for the nine months ended June 30, 2002 decreased 49% to $159,000 from $311,000 for the comparable nine-month period of last fiscal year. The decrease reflects a comparatively lower average level of invested cash balances for the current quarter and an overall lower interest rate on short-term investments as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and marketable securities were $4,517,000 at June 30, 2002 compared with $5,748,000 at September 30, 2001. The
Company used a net $1,037,000 of cash from operating activities during the nine months ended June 30, 2002, primarily reflecting the net loss before non-cash depreciation, as well as an increase in inventory, offset by $975,000 of deferred revenue.

         During the fiscal quarter ended June 30, 2002, the Company entered into an agreement with Coloplast granting Coloplast exclusive marketing and distribution rights with respect to the Company's Release-NF Foley catheters in certain geographic areas. Coloplast paid the Company $1,000,000 for these exclusive rights. In accordance with generally accepted accounting principles, the Company recognized $25,000 of this amount in the fiscal quarter ended June 30, 2002 and the remaining amount constitutes deferred revenue which will be recognized over the term of the agreement.

         During the fiscal quarter ended March 31, 2002, the Company entered into a $1,000,000 revolving line of credit with U.S. Bank National Association. As of June 30, 2002, the Company had no amounts outstanding under this line of credit.

         During the nine-month period ended June 30, 2002, the Company's working capital position, excluding cash and marketable securities, increased by a net $1,493,000. Accounts receivable balances increased 18% or $268,000 as a result of increased sales and the timing of customer orders. Inventories increased 55% or $1,157,000 during the recent nine-month period primarily as a result of increased sales, as well as the Company's strategic decision to increase its level of finished goods. Other current assets increased 15% or $27,000 during the recent nine-month period as a result of the timing of payment of prepaid expenses and the receipt of an interest receivable. Current liabilities decreased 3% or $41,000 during the recent nine-month period, primarily reflecting the timing of payments and the Company's repayment of borrowings under its revolving line of credit. Changes in other asset and liability balances during the recent nine-month period related to timing of expense recognition.

         The Company believes that its capital resources on hand at June 30, 2002, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 2001. However, the Company may be required to seek additional funding sources, such as additional borrowings under the Company's revolving line of credit or equity or debt financings, to fund the Company's working capital requirements. If the Company decides to seek additional financing, there can be no assurance as to the outcome of such efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing could result in significant cash constraints and financial issues for the Company.

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

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits:

                   99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)       Reports on Form 8-K:

                   None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ROCHESTER MEDICAL CORPORATION


Date: August 8, 2002              By:    /s/ Anthony J. Conway
                                         ---------------------------------------
                                          Anthony J. Conway
                                          Chief Executive Officer


Date: August 8, 2002              By:    /s/ David A. Jonas
                                         ---------------------------------------
                                          David A. Jonas
                                          Chief Financial Officer and Treasurer