Form 10-K
period 2002-09-30
ROCHESTER MEDICAL CORPORATION
filed 2002-12-18
CIK 868368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 2002

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

                         COMMON STOCK WITHOUT PAR VALUE


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                              -----     -----

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

The issuer's revenues for its most recent fiscal year were $11,075,496.

The aggregate market value of voting stock held by non-affiliates based upon the closing Nasdaq sale price on November 11, 2002 was $28,470,191.

Number of shares outstanding on December 2, 2002 was 5,329,750 Common Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for its January 30, 2003 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

EXTENDED CARE PRODUCTS

      Male External Catheters. The Company's male external catheters are self-care, disposable devices for managing male urinary incontinence. The Company manufactures and markets four models of silicone male external catheters: the UltraFlex(R), Pop-On(R), Wide Band(R) and Natural(R) catheters. The UltraFlex catheter has adhesive positioned midway down the catheter sheath. The "Pop-On" catheter has a sheath that is shorter than that of a standard male external catheter and has adhesive applied to the full length of the sheath. It is designed to accommodate patients who require shorter-length external catheters. The Company's Wide Band self-adhering male external catheter has an adhesive band which extends over the full length of the sheath, providing approximately 70% more adhesive coverage than other conventional male external catheters. The full length and forward placement of the Wide Band adhesive is designed to reduce adhesive failure and the resulting leakage, which is a common complaint among users of male external catheters. The Natural catheter is a non-adhesive version of the Company's male external catheter.

      All models of the Company's male external catheters are produced in five sizes for better patient fit. The Company's male external catheters are made from silicone, a non-toxic and biocompatible material that eliminates the risks of latex-related skin irritation. Silicone catheters are also odor free and have greater air permeability than catheters made from other materials, including latex. Air permeability reduces skin irritation and damage from catheter use and thereby increases patient comfort. The Company's silicone catheters are transparent, permitting visual skin inspection without removal of the catheters and aiding proper placement of the catheters. The Company's catheters also have a kink-proof funnel design to ensure uninterrupted urine flow. The self-adhering technology and patented forward-placement of the adhesive simplifies application of the catheters and provides a strong bond to the skin for greater patient confidence and improved wear.

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

      Intermittent Catheters. The Company's Personal Catheters(R) are a line of disposable intermittent catheters manufactured from silicone. The Company produces the Personal Catheters in three lengths for male, female, and pediatric use and in multiple diameters. The Company produces three distinct versions of the Personal Catheter: the basic Standard Personal Catheter, the Antibacterial Personal Catheter and the Hydrophilic Personal Catheter. The Antibacterial Personal Catheter provides site-specific delivery of nitrofurazone, a drug that has been proven effective in preventing urinary tract infections. The Hydrophilic Personal Catheter becomes extremely slippery when moistened, providing a very low friction surface for ease and comfort during insertion and removal. All of the Personal Catheter designs are latex-free and PVC-free, eliminating the allergen, toxin or disposal concerns commonly associated with latex and PVC catheters.

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

      The Company also offers standard silicone Foley catheters in a two-lumen version for urinary drainage management and in a three-lumen version for irrigation of the urinary tract. These Foley catheters are available in all adult and pediatric sizes. All of the Company's silicone Foley catheters eliminate the risk of the allergic reactions and tissue irritation and damage associated with latex Foley catheters. The Company's Foley catheters are transparent which enables healthcare professionals to observe urine flow. Unlike the manufacturing processes used by producers of competing silicone Foley catheters, in which the balloon is made separately and attached by hand in a separate process involving gluing, the Company's automated manufacturing processes allow the Company to integrate the balloon into the structure of the Foley catheter, resulting in a smoother, more uniform exterior that may help reduce irritation to urinary tissue.

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

      The Company sells its products in the United States under the Rochester Medical brand name through a six-person direct sales force. The primary markets for the Company's products are distributors, extended care facilities and individual hospitals and healthcare institutions.

      The Company relies on arrangements with medical product companies and independent distributors to sell the Company's products in Europe and other international markets. These arrangements are conducted under the Rochester Medical brand name and under brands controlled by the medical product companies.

MANUFACTURING

      The Company designs and builds custom equipment to implement its manufacturing technologies and processes. The Company's manufacturing facilities are located in Stewartville, Minnesota. The Company produces its Foley catheters on one production line and its male external catheters on other lines. The Company has constructed a separate manufacturing facility to house its liquid encapsulation manufacturing operations, and has installed the FemSoft Insert and intermittent catheter manufacturing line in this facility.

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

      The Company's manufacturing facility has been designed to accommodate the specialized requirements for the manufacture of medical devices, including the Food and Drug Administration's ("FDA") requirements for Quality System Regulation ("QSR").

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

      Research and development expense for fiscal years 2002, 2001 and 2000, was $835,000, $1,062,000 and $1,008,000, respectively.

COMPETITION

      The continence care market is highly competitive. The Company believes that the primary competitive factors include price, product quality, technical capability, breadth of product line and distribution capabilities. The Company's ability to compete is affected by its product development and innovation capabilities, its ability to obtain regulatory clearances, its ability to protect the proprietary technology of its products and manufacturing processes, its marketing capabilities, and its ability to attract and retain skilled employees, to maintain current distribution relationships, to establish new distribution relationships and to secure participation in purchase contracts with group purchasing organizations. The Company believes that it is important for the Company to differentiate its products in order to attract large customers, such as distributors, dealers, institutions and home care organizations.

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

      The Company competes directly for sales of continence care devices under the Company's own brand with larger, multi-product medical device manufacturers and distributors such as C.R. Bard, Inc., Maersk Medical, Kendall Healthcare Products Company, Hollister, Mentor, Astra Tech AB and Coloplast. Many of the competitive alternative products or therapies to the Company's products are distributed by larger competitors including Johnson & Johnson Personal Products Company, Kimberly-Clark Corporation and Proctor & Gamble Company (for adult diapers and absorbent pads), and C.R. Bard, Inc. (for injectable materials). Many of the Company's competitors, potential competitors and providers of alternative products or therapies have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than the Company. It is possible that other large healthcare and consumer products companies may enter this market in the future. Furthermore, academic institutions, governmental agencies and other public and private research organizations will continue to conduct research, seek patent protection and establish arrangements for commercializing products in this market. Such products may compete directly with products which may be offered by the Company.

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

      The Company owns 19 United States patents and a number of corresponding foreign patents that generally relate to certain of the Company's catheters and devices and certain of the Company's production processes. In addition, the Company owns a number of pending United States and corresponding foreign patent applications. The Company may file additional patent applications for certain of the Company's current and proposed products and processes in the future.

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

      The Company received FDA marketing authorization for its FemSoft Insert on September 30, 1999 pursuant to a PMA. As a condition of FDA approval of the Company's PMA filing based on interim clinical study results, the Company is required to complete the current clinical study of the FemSoft Insert and submit the additional data to the FDA for its further consideration to determine whether such approval should be continued. The Company currently expects that this clinical study will be completed within the next year. However, there can be no assurance that these additional data will be sufficient in the FDA's opinion to permit continued marketing of the device even though the PMA filing for the FemSoft Insert was initially approved by the FDA. All of the Company's other marketed products have received FDA marketing authorization pursuant to 510(k) notifications.

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

EMPLOYEES

      As of September 30, 2002, the Company employed 177 full-time employees, of whom 137 were in manufacturing, and the remainder in marketing and sales, research and development and administration. The Company is not a party to any collective bargaining agreement and believes its employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company as of December 1, 2002 are as follows:

NAME                    AGE   POSITION
----                    ---   --------
Anthony J. Conway       58    Chairman of the Board, Chief Executive Officer,
                              President and Secretary
David A. Jonas          38    Chief Financial Officer and Treasurer
Philip J. Conway        46    Vice President, Production Technologies
Richard D. Fryar        55    Vice President, Research and Development
Dara Lynn Horner        44    Vice President, Marketing
Martyn R. Sholtis       43    Corporate Vice President

      ANTHONY J. CONWAY, a founder of the Company, has served as Chairman of the Board, Chief Executive Officer, President and Secretary of the Company since May 1988. In addition to his duties as Chief Executive Officer, Mr. Anthony Conway actively contributes to the Company's research and development and design activities. From 1979 to March 1988, he was President, Secretary and Treasurer of Arcon Corporation ("Arcon"), a company that he co-founded in 1979 to develop, manufacture and sell latex-based male external catheters and related medical devices. Prior to founding Arcon, Mr. Anthony Conway worked for twelve years for International Business Machines Corporation ("IBM") in various research and development capacities. Mr. Anthony Conway is one of the named inventors on numerous patent applications that have been assigned to the Company, of which to date 19 have resulted in issued United States patents and 36 have resulted in issued foreign patents.

      DAVID A. JONAS has served as the Company's Treasurer since November 2000 and as its Chief Financial Officer since May 2001. From June 1, 1998 until May 2001, Mr. Jonas served as the Company's Controller. From August 1999 until October 2001, Mr. Jonas served as the Company's Director of Operations and had principal responsibility for the Company's operational activities. Since November 2000, Mr. Jonas has had principal responsibility for the Company's financial activities. Prior to joining the Company, Mr. Jonas was employed in various financial, financial management and operational management positions with Polaris Industries, Inc. from January 1989 to June 1998. Mr. Jonas holds a BS degree in Accounting from the University of Minnesota and is a certified public accountant.

      PHILIP J. CONWAY, a founder of the Company, has served as Vice President of Production Technologies of the Company since August 1999 and as a Director of the Company since May 1988. From 1988 to July 1999, Mr. Philip Conway served as Vice President of Operations of the Company. Mr. Philip Conway is responsible for plant design as well as new product and production processes, research, design and development activities. Since November 2001, he has had principal responsibility for the Company's operational activities. From 1979 to March 1988, Mr. Philip Conway served as Plant and Production Manager of Arcon, a company that he co-founded. Prior to joining Arcon, Mr. Philip Conway was employed in a production supervisory capacity by AFC Corp., a manufacturer and fabricator of fiberglass, plastics and other composite materials. He is one of the named inventors on numerous patent applications that have been assigned to the Company, of which to date 19 have resulted in issued United States patents and 36 have resulted in issued foreign patents.

      RICHARD D. FRYAR, a founder of the Company, has served as Vice President, Research and Development and as a director of the Company since May 1988. Mr. Fryar is responsible for overseeing the Company's research and development and regulatory affairs activities. From 1984 to March 1988, Mr. Fryar was employed by Arcon, a company that he co-founded, in research and development capacities. From 1969 to 1984, he was employed by IBM in various research and development capacities. He is one of the named inventors on numerous patent applications that have been assigned to the Company, of which to date 19 have resulted in issued United States patents and 36 have resulted in issued foreign patents.

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

      MARTYN R. SHOLTIS joined the Company in April 1992 and serves as the Company's Corporate Vice President. Mr. Sholtis is responsible for all international and private label sales and for corporate business development activities. From 1985 to 1992 Mr. Sholtis was employed by Sherwood Medical, a company that manufactured and sold a variety of disposable medical products including urological catheters, most recently as Regional Sales Manager for the Nursing Care Division.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock is quoted on the Nasdaq National Market under the symbol ROCM. The following table sets forth, for the periods indicated, the range of high and low last sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                      HIGH        LOW
                                                    --------    --------
FISCAL 2001
   First Quarter................................    $   7.00    $   4.00
   Second Quarter...............................       5.766       4.188
   Third Quarter................................        6.55       4.281
   Fourth Quarter...............................        6.25        3.50
FISCAL 2002
   First Quarter................................    $   6.50    $   4.05
   Second Quarter...............................        6.23        4.90
   Third Quarter................................        6.25        4.50
   Fourth Quarter...............................        7.85        5.35

          EQUITY COMPENSATION PLAN INFORMATION AS OF SEPTEMBER 30, 2002

   Plan category      Number of securities    Weighted-average       Number of securities
                       to be issued upon      exercise price of      remaining available
                          exercise of        outstanding options,    for future issuance
                      outstanding options,   warrants and rights        under equity
                      warrants and rights                             compensation plans
                                                                    (excluding securities
                                                                     reflected in column
                                                                             (a))

                              (a)                    (b)                     (c)
Equity compensation       1,017,000                $ 8.22                  258,250
plans approved by
security holders(1)

Equity compensation          18,000                $13.88                  32,000
plans not approved
by security
holders(2)

      Total               1,035,000                $ 8.32                  290,250

(1) Includes shares issuable under the Company's 1991 Stock Option Plan and 2001 Stock Incentive Plan.

(2) Includes shares issuable to persons other than full-time officers or employees of the Company pursuant to the exercise of stock options granted under the Company's 1995 Non-Statutory Stock Option Plan that do not qualify as "incentive stock options" within the meaning of Section 422 of the Code.

HOLDERS

      As of December 2, 2002, the Company had 133 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own Common Stock in nominee or street name.

      The Company has paid no cash dividends on its Common Stock, and it does not intend to pay cash dividends on its Common Stock in the future.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data of the Company as of September 30, 2002 and 2001 and for the three fiscal years ended September 30, 2002, 2001 and 2000 are derived from, and should be read together with, the financial statements of the Company audited by Ernst & Young LLP, independent auditors, included elsewhere in this Form 10-K. The following selected financial data as of September 30, 2000, 1999 and 1998 and for the fiscal years ended September 30, 1999 and 1998 are derived from audited financial statements not included herein.

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

                                                  FISCAL YEARS ENDED SEPTEMBER 30,
                                   ------------------------------------------------------------
                                     2002         2001         2000         1999         1998
                                   --------      -------      -------      -------      -------
Statements of Operations Data:
  Net sales ...................    $ 11,076      $ 8,302      $ 7,860      $ 7,341      $ 9,518
  Cost of sales ...............       7,888        6,304        6,151        5,602        6,604
                                   --------      -------      -------      -------      -------
    Gross profit ..............       3,188        1,998        1,709        1,739        2,914
Operating expenses:
  Marketing and selling .......       2,196        2,545        4,589        3,944        3,191
  Research and development ....         835        1,062        1,008        1,052        1,384
  General and administrative ..       1,763        1,730        2,238        1,863        1,445
                                   --------      -------      -------      -------      -------
    Total operating expenses ..       4,794        5,337        7,835        6,859        6,020
                                   --------      -------      -------      -------      -------
Loss from operations ..........      (1,606)      (3,339)      (6,126)      (5,120)      (3,106)
Interest income, net ..........         212          384          595          719          848
                                   --------      -------      -------      -------      -------
Net loss ......................    $ (1,394)     $(2,995)     $(5,531)     $(4,401)     $(2,258)
                                   ========      =======      =======      =======      =======
Net loss per common share -
  basic and diluted............    $   (.26)     $  (.55)     $ (1.04)     $  (.83)     $  (.44)
Weighted average number of
  common shares outstanding....       5,329        5,339        5,341        5,333        5,141

                                                        AS OF SEPTEMBER 30,
                                   -------------------------------------------------------------
                                     2002         2001          2000         1999         1998
                                   --------     --------      --------     --------     --------
Balance Sheet Data:
  Cash, cash equivalents and
    marketable securities ..       $  4,464     $  5,748      $  8,859     $ 13,246     $ 16,410
  Working capital ..........          8,523        8,319        10,329       15,486       19,245
  Total assets .............         19,636       19,659        23,254       28,702       32,736
  Long-term debt ...........             --           --            --           --           --
  Accumulated deficit ......        (24,056)     (22,661)      (19,706)     (14,175)      (9,774)
  Total shareholders' equity       $ 17,144     $ 18,455      $ 21,573     $ 27,177     $ 30,918


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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales:

                                 FISCAL YEARS ENDED SEPTEMBER 30,
                                 --------------------------------
                                  2002         2001         2000
                                 ------       ------       ------
Total net sales ............        100%         100%         100%
Cost of sales ..............         71           76           78
                                 ------       ------       ------
Gross margin ...............         29           24           22
Operating expenses:
  Marketing and selling ....         20           30           58
  Research and development .          8           13           13
  General and administrative         16           21           29
                                 ------       ------       ------
Total operating expenses ...         44           64          100
Loss from operations .......        (15)         (40)         (78)
Interest income, net .......          2            5            8
                                 ------       ------       ------
Net loss ...................        (13)%        (35)%        (70)%
                                 ======       ======       ======

FISCAL YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2001

      Net Sales. Net sales increased 33% to $11.1 million in fiscal 2002 from $8.3 million in the prior fiscal year. Domestic sales increased 52% compared to the prior fiscal year, with growth of 10% in Rochester Medical brand product sales and growth of 123% in sales to domestic private label customers. International sales increased 15% in fiscal 2002 compared to the prior fiscal year, primarily due to growth in European markets, with growth of 30% in Rochester Medical brand product sales and growth of 5% in sales to international private label customers.

      Gross Margin. The Company's gross margin was 29% in fiscal 2002 compared to 24% in fiscal 2001. The Company's increase in gross margin in fiscal 2002 was due to increased utilization of production capacity and increased efficiencies in manufacturing.

      Marketing and Selling. Marketing and selling expense decreased 14% to $2.2 million in fiscal 2002 from $2.5 million in fiscal 2001. Decrease in expense is primarily due to nonrecurring expenses for the development of marketing materials related to the FemSoft Insert in fiscal 2001 and a reduction in the size of the Company's sales force.

      Research and Development. Research and development expense decreased 21% to $0.8 million in fiscal 2002 from $1.1 million in fiscal 2001. The decrease in research and development expense primarily reflects a reduction in costs of the FemSoft Insert clinical trials related to stage of completion.

      General and Administrative. General and administrative expense increased 2% to $1.8 million in fiscal 2002 from $1.7 million in fiscal 2001. The increase in general and administrative expense is primarily related to an overall increase in the level of insurance premiums, property taxes, Nasdaq fees and fees for legal, audit and tax-related services.

      Interest Income. Interest income decreased 45% to $212,000 in fiscal 2002 from $384,000 in fiscal 2001. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current fiscal year due to the utilization of cash for operations and capital expenditures as well as generally lower interest rates in fiscal 2002.

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

      The Company's cash, cash equivalents and marketable securities were $4.5 million at September 30, 2002 compared with $5.8 million at September 30, 2001. The September 30, 2002 total includes a corporate bond from Pacific Gas & Electric ("PG&E") with a carrying value of $920,000 on September 30, 2002. This bond matured December 24, 2001 and, although

PG&E remains current on its interest payment obligations, the principal amount of this bond has not yet been paid. On April 6, 2001, PG&E filed for Chapter 11 bankruptcy protection. Recently, PG&E and the State of California asked PG&E's creditors to vote on two separate reorganization proposals. A certification of the results of voting was filed with the U.S. Bankruptcy Court for the Northern District of California on September 9, 2002. However, as of September 30, 2002, the bankruptcy court had not confirmed either plan of reorganization. While PG&E's management has stated their intent to pay their creditors, the numerous political and economic factors influencing the California utility market coupled with PG&E's bankruptcy filing could potentially impact the timing and/or actuality of payments. However, the Company currently believes that it will realize the full value of this investment.

      The Company used a net $741,000 of cash in operating activities during the year. Investing activities, primarily capital expenditures, used net cash of $694,000 in fiscal 2002.

      During the fiscal quarter ended June 30, 2002, the Company entered into an agreement with Coloplast granting Coloplast exclusive marketing and distribution rights with respect to the Company's Release-NF Foley catheters in certain geographic areas. Coloplast paid the Company $1,000,000 for these exclusive rights. In accordance with generally accepted accounting principles, the Company recognized $50,000 of this amount in fiscal 2002 and the remaining amount not recognized in previous periods constitutes deferred revenue which will be recognized over the term of the agreement.

      During the fiscal quarter ended March 31, 2002, the Company entered into a $1,000,000 revolving line of credit with U.S. Bank National Association. As of September 30, 2002, the Company had no amounts outstanding under this line of credit.

      During fiscal 2002, the Company's working capital position, excluding cash and marketable securities, increased by a net $1,488,000. Accounts receivable balances increased 27% or $406,000 during the fiscal year as a result of increased sales in the fourth quarter. Inventories increased 70% or $1,479,000 during the year. Other current assets increased 23% or $41,000 as a result of an increase in miscellaneous receivables. Current liabilities increased 36% or $438,000 during the year. Changes in other asset and liability balances related to timing of expense recognition.

      In December 1999, the Board of Directors authorized a stock repurchase program. Up to one million shares of the Company's outstanding common stock may be repurchased under the program. Purchases may be made from time to time at prevailing prices in the open market and through other customary means. No time limit has been placed on the duration of the stock repurchase program and it may be conducted over an extended period of time as business and market conditions warrant. The Company also may discontinue the stock repurchase program at any time. The repurchased shares will be available for reissuance pursuant to employee stock option plans and for other corporate purposes. The Company intends to fund such repurchases with currently available funds. During fiscal 2002, the Company did not repurchase any shares of common stock.

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

CRITICAL ACCOUNTING POLICIES

      INVENTORIES

      Inventories are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. The Company's policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products. At September 30, 2002, this reserve was $100,000, which was equal to the amount of the reserve at September 30, 2001.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company maintains an allowance for doubtful accounts, which is calculated by a combination of specific account identification as well as percentages of past due balances. At September 30, 2002, this allowance was $64,629 compared to $60,498 at September 30, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

      In October 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144, which replaces Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. Statement 144 also broadens disposal transactions reporting related to discontinued operations. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt Statement 144 in fiscal 2003 and does not expect the adoption to have a material impact on the Company's financial statements.

                                  RISK FACTORS

LIMITED REVENUES; HISTORY OF LOSSES AND POTENTIAL FUTURE LOSSES

      The Company has generated only limited revenues to date and has experienced net losses since its inception. Net losses for the fiscal years ended September 30, 2002, 2001 and 2000 were $1.4 million, $3.0 million and $5.5 million, respectively. The Company had an accumulated deficit of approximately $24.1 million at September 30, 2002. The Company's ability to increase revenues and achieve profitability and positive cash flow over the next several years will depend primarily upon market acceptance of, and achievement of material sales from, the Company's intermittent catheters, the RELEASE-NF Catheter and the FemSoft Insert, of which there can be no assurance. A substantial portion of the expenses associated with the Company's manufacturing facilities are fixed in nature (i.e. depreciation) and will reduce the Company's operating margin until such time, if ever, as the Company is able to increase utilization of its capacity through increased sales of its new products. As a result, there can be no assurance that the Company will ever generate substantial revenues or achieve or sustain profitability. Even if the Company achieves profitability in a particular fiscal period in the future, the Company may experience net losses in subsequent fiscal periods.

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

DEPENDENCE ON A SMALL NUMBER OF CUSTOMERS

         We depend on a relatively small number of customers for a significant portion of our net sales. Our five largest customers in fiscal 2002 represented approximately 41% of our total net sales. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales. Because our major customers represent such a large part of our business, the loss of any of our major customers could negatively impact our business.

         Our major customers may not continue to purchase products from us at current levels or at all. In the past, we have lost customers due to our customers' changes in technology preferences, customers' shifting production of products to internal facilities and the acquisition of our customers. We may lose customers in the future for similar reasons. We may not be able to expand our customer base to make up any sales shortfalls if we lose a major customer. Our attempts to diversify our customer base and reduce our reliance on particular customers may not be successful.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's investments generally consist of debt securities with contractual maturities of one year or less. Therefore, the Company does not believe its operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.

ITEM 8. FINANCIAL STATEMENTS

                          ROCHESTER MEDICAL CORPORATION

                              FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                            PAGE
                                                                            ----
Report of Independent Auditors..........................................      23
Audited Financial Statements............................................   24-36
   Balance Sheets.......................................................      24
   Statements of Operations.............................................      25
   Statement of Shareholders' Equity....................................      26
   Statements of Cash Flows.............................................      27
   Notes to Financial Statements........................................      28

                         REPORT OF INDEPENDENT AUDITORS

Shareholders
Rochester Medical Corporation

      We have audited the accompanying balance sheets of Rochester Medical Corporation as of September 30, 2002 and 2001, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rochester Medical Corporation at September 30, 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

                                    /s/ Ernst & Young LLP

Minneapolis, Minnesota
October 18, 2002

                          ROCHESTER MEDICAL CORPORATION
                                 BALANCE SHEETS

                                                                         SEPTEMBER 30,
                                                                         -------------
                                                                    2002                   2001
                                                                    ----                   ----
ASSETS:
Current assets:
   Cash and cash equivalents ...............................     $    411,618      $  1,842,796
   Marketable securities ...................................        4,052,389         3,904,840
   Accounts receivable, less allowance for doubtful accounts
      ($64,629 - 2002; $60,498 - 2001) .....................        1,905,442         1,499,337
   Inventories, net ........................................        3,577,931         2,099,226
   Prepaid expenses and other current assets ...............          218,183           177,105
                                                                 ------------      ------------
Total current assets .......................................       10,165,563         9,523,304
Property, plant and equipment:
   Land ....................................................          194,133           194,133
   Buildings ...............................................        5,315,002         5,260,404
   Equipment and fixtures ..................................       10,680,442        10,175,200
                                                                 ------------      ------------
                                                                   16,189,577        15,629,737
   Less accumulated depreciation ...........................       (6,928,052)       (5,682,089)
                                                                 ------------      ------------
Total property, plant and equipment ........................        9,261,525         9,947,648
Patents, less accumulated amortization ($796,264 - 2002;
   $750,997 - 2001) ........................................          209,078           188,345
                                                                 ------------      ------------
Total assets ...............................................     $ 19,636,166      $ 19,659,297
                                                                 ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable ........................................     $    633,934      $    383,145
   Accrued compensation ....................................          559,779           585,976
   Accrued expenses ........................................          348,522           234,991
   Deferred revenue ........................................          100,000                --
                                                                 ------------      ------------
Total current liabilities ..................................        1,642,235         1,204,112
Long-term liabilities:
   Deferred revenue ........................................          850,000                --
Shareholders' equity:
   Common Stock, no par value:
   Authorized Shares - 20,000,000
      Issued and outstanding shares; (5,329,250 - 2002;
      5,328,500 - 2001) ....................................       41,253,128        41,249,003
Accumulated deficit ........................................      (24,055,793)      (22,660,988)
Unrealized loss on available-for-sale securities ...........          (53,404)         (132,830)
                                                                 ------------      ------------
Total shareholders' equity .................................       17,143,931        18,455,185
                                                                 ------------      ------------
Total liabilities and shareholders' equity .................     $ 19,636,166      $ 19,659,297
                                                                 ============      ============

                             See accompanying notes.

                          ROCHESTER MEDICAL CORPORATION
                            STATEMENTS OF OPERATIONS

                                                     FISCAL YEARS ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                   2002             2001               2000
                                                   ----             ----               ----
Net sales ..............................     $ 11,075,496      $  8,301,667      $  7,860,132
Cost of sales ..........................        7,887,893         6,304,173         6,151,195
                                             ------------      ------------      ------------
Gross profit ...........................        3,187,603         1,997,494         1,708,937
Operating expenses:
   Marketing and selling ...............        2,196,426         2,545,284         4,588,874
   Research and development ............          834,568         1,061,985         1,008,431
   General and administrative ..........        1,763,341         1,729,261         2,237,985
                                             ------------      ------------      ------------
Total operating expenses ...............        4.794,335         5,336,530         7,835,290
Loss from operations ...................       (1,606,732)       (3,339,036)       (6,126,353)
Other income (expense):
   Interest income, net ................          211,927           384,389           595,208
                                             ------------      ------------      ------------
Net loss ...............................       (1,394,805)       (2,954,647)       (5,531,145)
                                             ============      ============      ============
Net loss per common share -
   basic and diluted ...................     $       (.26)     $       (.55)     $      (1.04)
                                             ============      ============      ============
Weighted average number of common shares
   outstanding .........................        5,328,531         5,338,541         5,341,243
                                             ============      ============      ============

                             See accompanying notes.

                          ROCHESTER MEDICAL CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                 COMMON STOCK                              UNREALIZED LOSS ON
                                                 ------------                ACCUMULATED   AVAILABLE-FOR-SALE
                                             SHARES           AMOUNT           DEFICIT         SECURITIES            TOTAL
                                             ------           ------           -------         ----------            -----
Balance at September 30, 1999 .....        5,349,500        41,352,202       (14,175,196)               --        27,177,006
   Stock Repurchase ...............          (10,600)          (72,843)               --                --           (72,843)
   Net loss for the year ..........               --                --        (5,531,145)               --        (5,531,145)
                                          ----------      ------------      ------------      ------------      ------------
Balance at September 30, 2000 .....        5,338,900        41,279,359       (19,706,341)               --        21,573,018
   Net loss for the year ..........               --                --        (2,954,647)               --        (2,954,647)
   Unrealized loss on
      available-for-sale securities               --                --                --          (132,830)         (132,830)
                                          ----------      ------------      ------------      ------------      ------------
   Subtotal - comprehensive loss ..                                                                                3,087,477)
   Stock Repurchase ...............          (10,400)          (46,976)               --                --           (46,976)
   Valuation of stock options
      granted for services ........               --            16,620                --                --            16,620
                                          ----------      ------------      ------------      ------------      ------------
Balance at September 30, 2001 .....        5,328,500        41,249,003       (22,660,988)         (132,830)       18,455,185
   Net loss for the year ..........               --                --        (1,394,805)               --        (1,394,805)
   Unrealized gain on
      available-for-sale securities               --                --                --            79,426            79,426
                                          ----------      ------------      ------------      ------------      ------------
   Subtotal - comprehensive loss ..               --                --                --                --        (1,315,379)
   Stock Option Exercise ..........              750             4,125                --                --             4,125
                                          ----------      ------------      ------------      ------------      ------------
Balance at September 30, 2002 .....        5,329,250      $ 41,253,128      $(24,055,793)     $    (53,404)     $ 17,143,931
                                          ==========      ============      ============      ============      ============

                             See accompanying notes.

                          ROCHESTER MEDICAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                FISCAL YEARS ENDED SEPTEMBER 30,
                                                                --------------------------------
                                                             2002             2001                2000
                                                             ----             ----                ----
OPERATING ACTIVITIES:
Net loss ..........................................       (1,394,805)       (2,954,647)       (5,531,145)
Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization ...............        1,291,230         1,371,359         1,162,978
      Valuation of stock options granted for
         services .................................               --            16,620                --
      Changes in operating assets and liabilities:
        Accounts receivable .......................         (406,105)         (491,905)          362,230
        Inventories ...............................       (1,478,705)         (206,771)          155,365
        Other current assets ......................          (41,078)           74,223            96,532
        Accounts payable ..........................          250,789          (416,592)          110,262
        Deferred revenue ..........................          950,000                --                --
        Other current liabilities .................           87,334           (60,501)           45,554
                                                        ------------      ------------      ------------
Net cash used in operating activities .............         (741,340)       (2,668,214)       (3,598,224)
INVESTING ACTIVITIES:
Capital expenditures ..............................         (559,840)         (224,814)         (675,965)
Patents ...........................................          (66,000)          (38,133)          (40,475)
Purchase of marketable securities .................       (1,121,195)       (7,285,274)      (23,570,342)
Sales and maturities of marketable securities .....        1,053,072         8,902,046        26,945,196
                                                        ------------      ------------      ------------
Net cash provided by (used in) investing
  activities ......................................         (693,963)        1,353,825         2,658,414
FINANCING ACTIVITIES:
Sale (purchase) of Common Stock ...................            4,125           (46,976)          (72,843)
                                                        ------------      ------------      ------------
Net cash provided by (used in) financing
  activities ......................................            4,125           (46,976)          (72,843)
                                                        ------------      ------------      ------------
Increase (decrease) in cash and cash equivalents...       (1,431,178)       (1,361,365)       (1,012,653)
Cash and cash equivalents at beginning of year ....        1,842,796         3,204,161         4,216,814
                                                        ------------      ------------      ------------
Cash and cash equivalents at end of year ..........     $    411,618      $  1,842,796      $  3,204,161
                                                        ============      ============      ============

                             See accompanying notes.

                          ROCHESTER MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

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

      MARKETABLE SECURITIES

      Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included in accumulated other comprehensive income as a separate component of shareholders' equity. At September 30, 2002 and 2001, the balance consists of corporate bonds with remaining contractual maturities of one month to twelve months. The amortized cost and estimated market value of available-for-sale securities are as follows:

                                       AMORTIZED       UNREALIZED      ESTIMATED
                                          COST            LOSS        MARKET VALUE
                                          ----            ----        ------------
September 30, 2002 .............       4,105,793          53,404       4,052,389
September 30, 2001 .............       4,037,670         132,830       3,904,840

The total includes a corporate bond from Pacific Gas & Electric ("PG&E") with a carrying value of $920,000 on September 30, 2002. This bond matured December 24, 2001 and, although PG&E remains current on its interest payment obligations, the principal amount of this bond has not yet been paid. On April 6, 2001, PG&E filed for Chapter 11 bankruptcy protection. Recently, PG&E and the State of California asked PG&E's creditors to vote on two separate reorganization proposals. A certification of the results of voting was filed with the U.S. Bankruptcy Court for the Northern District of California on September 9, 2002. However, as of September 30, 2002, the bankruptcy court had not confirmed either plan of reorganization. While PG&E's management has stated their intent to pay their creditors, the numerous political and economic factors influencing the California utility market coupled with PG&E's bankruptcy filing could potentially impact the timing and/or actuality of payments. However, the Company currently believes that it will realize the full value of this investment.

      MANUFACTURING AND SALES

      The Company manufactures and sells its products to a full range of companies in the medical industry on a worldwide basis. There is a concentration of sales to larger medical wholesalers and distributors. Sales of products are recorded upon shipment. The Company performs periodic credit evaluations of its customers' financial condition. The Company requires irrevocable letters of credit on sales to certain foreign customers. Receivables generally are due within 30 to 60 days. Credit losses relating to customers consistently have been within management expectations.

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

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

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

      NEW ACCOUNTING PRONOUNCEMENTS

      In October 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144, which replaces Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. Statement 144 also broadens disposal transactions reporting related to discontinued operations. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt Statement 144 in fiscal 2003 and does not expect the adoption to have a material impact on the Company's financial statements.

3.    ADVERTISING COSTS

      The Company incurred advertising expenses of $334,000, $359,000 and $1,347,000 for the years ended September 30, 2002, 2001 and 2000, respectively. All advertising costs are charged to operations as incurred.

4.    INVENTORIES

      Inventories are summarized as follows:

                                                          SEPTEMBER 30,
                                                          -------------
                                                    2002                2001
                                                    ----                ----
Raw materials ..............................      $   595,971       $   675,234
Work-in-process ............................        1,881,150           892,736
Finished goods .............................        1,200,810           631,256
Reserve for inventory obsolescence .........         (100,000)         (100,000)
                                                  -----------       -----------
                                                  $ 3,577,931       $ 2,099,226
                                                  ===========       ===========

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

      Option activity is summarized as follows:

                                                                                                AVERAGE
                                                                     SHARES      WEIGHTED       EXERCISE
                                                                    RESERVED      OPTIONS      PRICE PER
                                                                   FOR GRANT    OUTSTANDING      SHARE
                                                                   ---------    -----------      -----
Balance as of September 30, 1999..........................           206,500       746,500       $13.15
Options granted...........................................         (155,000)       155,000         7.84
Options exercised.........................................                --            --           --
Options canceled..........................................           125,375     (125,375)        13.32
                                                                   ---------     ---------       ------
Balance as of September 30, 2000..........................           176,875       776,125        12.06
Options granted...........................................         (404,000)       404,000         5.02
Options exercised.........................................                --            --           --
Options canceled .........................................           220,125     (220,125)        11.78
1991 Plan -- options canceled and not reissuable..........          (11,250)            --           --
1991 Plan -- options unissued at plan expiration..........           (4,750)            --           --
Increase in authorized shares.............................           500,000            --           --
                                                                   ---------     ---------       ------
Balance as of September 30, 2001..........................           477,000       960,000         9.16
Options granted...........................................         (203,000)       203,000         4.44
Options exercised.........................................                --         (750)         5.50
Options canceled..........................................           127,250     (127,250)         8.49
1991 Plan -- options canceled and not reissuable..........         (111,000)            --           --
                                                                   ---------     ---------       ------
Balance as of September 30, 2002..........................           290,250     1,035,000       $ 8.32
                                                                   =========     =========       ======

      The number of stock options exercisable at September 30, 2002, 2001 and 2000 was 586,750, 468,500 and 467,625 at a weighted average exercise price of $10.59, $11.67 and $12.88 per share, respectively.

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

      Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.50%, 3.53% and 6.08% for fiscal 2002, 2001 and 2000, respectively; volatility factor of the expected market price of the Company's common stock of .569, .559 and .528 for fiscal 2002, 2001 and 2000, respectively; and a weighted average expected life of the option of 6.4 years, 6.6 years and 7 years for fiscal 2002, 2001 and 2000, respectively.

      The weighted average fair value of options granted in 2002, 2001 and 2000 was $2.58, $2.91 and $4.61 per share, respectively. The exercise price of options outstanding at September 30, 2002 ranged from $4.33 to $20.00 per share as summarized in the following table:

                                                                          WEIGHTED AVERAGE                       WEIGHTED AVERAGE
                                        NUMBER      WEIGHTED AVERAGE     EXERCISE PRICE PER        NUMBER       EXERCISE PRICE PER
                                     OUTSTANDING       REMAINING           SHARE - TOTAL       EXERCISABLE AT     SHARE - OPTIONS
RANGE OF EXERCISE PRICES              AT 9/30/02    CONTRACTUAL LIFE    OPTIONS OUTSTANDING       9/30/02           EXERCISABLE
------------------------              ----------    ----------------    -------------------       -------           -----------
$4.33 - $5.00..................          381,000       8.3 years              $ 4.54               91,000             $ 4.70
5.01 - 10.00...................          351,000       5.9 years                6.96              205,750               7.41
10.01 - 15.00..................          187,000       4.6 years               13.51              174,000              13.51
15.01 - 20.00..................          116,000       4.3 years               16.45              116,000              16.45
                                       ---------       ---------              ------              -------             ------
                                       1,035,000       6.4 years              $ 8.32              586,750             $10.59
                                       =========       =========              ======              =======             ======

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                     YEAR ENDED SEPTEMBER 30,
                                                                     ------------------------
                                                           2002              2001                2000
                                                           ----              ----                ----
Pro forma net loss..............................      $(2,157,420)       $(4,308,736)        $(6,803,649)
Pro forma net loss per common share.............      $      (.40)       $      (.81)        $     (1.27)

6.    INCOME TAXES

      Deferred income taxes are due to temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred income taxes are as follows:

                                                                              SEPTEMBER 30,
                                                                              -------------
                                                                        2002                2001
                                                                        ----                ----
Deferred assets:
   Net operating loss carryforward.........................       $   9,377,000        $  8,864,000
   Research and development credit carryforward............             241,000             202,000
   Allowance for uncollectible accounts....................              24,000              22,000
   Inventory reserves......................................              37,000              37,000
   Inventory capitalization................................             141,000             108,000
   Accrued expenses........................................              53,000              42,000
                                                                  -------------        ------------
   Subtotal................................................           9,873,000           9,275,000
Deferred liability:
   Depreciation and amortization...........................             655,000             543,000
                                                                  -------------        ------------
   Net deferred income tax assets..........................           9,218,000           8,732,000
   Valuation allowance.....................................          (9,218,000)         (8,732,000)
                                                                  -------------        ------------
   Net deferred income taxes...............................       $          --        $         --
                                                                  =============        ============

      The Company will be subject to federal income taxes when operations become profitable. The Company's net operating loss carryforwards of approximately $25.3 million can be carried forward to offset future taxable income, subject to the limitation of Internal Revenue Code Section 382. The net operating loss carryforward will expire at different times beginning in 2005.

7.    RELATED PARTY TRANSACTIONS

      The Chief Executive Officer of one of the Company's significant customers, Mentor Corporation, is the brother of the Company's Chief Executive Officer and two other directors of the Company.

      The brother-in-law of the CEO and President, the Vice President of Production Technologies and a member of the board of directors of the Company has performed legal services for the Company. During the years ended September 30, 2002, 2001 and 2000, the Company incurred legal fees and expenses of approximately $39,000, $24,000 and $16,000, respectively, to such counsel for services rendered in connection with litigation and for general legal services. Management believes the fees paid for the services rendered to the Company were on terms at least as favorable to the Company as could have been obtained from an unrelated party.

      The Company contracts with Petersen Blacksmith Company for the fabrication of customized, proprietary manufacturing equipment used in the Company's automated production lines. During 2002, 2001 and 2000, the Company paid Petersen Blacksmith Company the sum of $14,000, $20,000 and $56,000, respectively. Michael Petersen, the proprietor of Petersen Blacksmith Company, is the brother-in-law of a Director and Vice President, Research and Development of the Company. Management believes that the terms of the agreement are at least as favorable to the Company as could have been obtained from an unrelated party.

8.    SIGNIFICANT CUSTOMERS

      Significant customers, measured as a percentage of sales, are summarized as follows:

                                                              SEPTEMBER 30,
                                                              -------------
                                                     2002         2001        2000
                                                     ----         ----        ----
Significant customers:
   ConvaTec.....................................        0%           6%         16%
   Hollister....................................       13            8           9
   Maersk.......................................        7           10          15
   Mentor.......................................       15            1           1
   Porges (a subsidiary of Mentor)..............        6            5           4
                                                      ---          ---         ---
Total...........................................       41%          30%         45%
                                                      ===          ===         ===

9.    EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) plan covering employees meeting certain eligibility requirements. The Company currently does not match employee contributions.

10.   QUARTERLY RESULTS (UNAUDITED)

      Summary data relating to the results of operations for each quarter of the years ended September 30, 2002 and 2001 follows (in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED
                                                                 ------------------
                                             DECEMBER 31      MARCH 31       JUNE 30     SEPTEMBER 30
                                             -----------      --------       -------     ------------
Fiscal year 2002
Net sales .............................        $ 2,326        $ 2,553        $ 3,033         $ 3,163
Gross profit ..........................            575            653            903           1,057
Loss from operations ..................           (602)          (574)          (360)            (71)
Net Loss ..............................           (544)          (523)          (310)            (18)
   Net Loss per common share ..........        $ (0.10)       $ (0.10)       $ (0.06)        $ (0.00)
Fiscal year 2001
Net sales .............................        $ 1,856        $ 2,103        $ 2,152         $ 2,191
Gross profit ..........................            563            504            378             552
Loss from operations ..................           (958)          (756)          (846)           (779)
Net Loss ..............................           (833)          (652)          (764)           (706)
   Net Loss per common share ..........        $  (.16)       $  (.12)       $  (.14)        $  (.13)

11.   GEOGRAPHIC AREA DATA

Sales related to customers in the United States and other foreign countries are as follows:

                                                             SEPTEMBER 30,
                                                             -------------
                                            2002                2001               2000
                                            ----                ----               ----
   United States ....................    $ 6,150,000        $ 4,043,000        $ 4,552,000
   Europe ...........................      2,983,000          2,462,000          1,627,000
   Rest of world ....................      1,942,000          1,797,000          1,681,000
                                         -----------        -----------        -----------
Total ...............................    $11,075,000        $ 8,302,000        $ 7,860,000
                                         ===========        ===========        ===========

Sales are attributed to countries based upon the address to which the Company ships products, as set forth on the customer's purchase order.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2002, and "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, subsequent to the date of such evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements are filed herewith in Item 8.

            (i)   Balance Sheets as of September 30, 2002 and 2001.

            (ii) Statements of Operations for the years ended September 30, 2002, 2001 and 2000.

            (iii) Statement of Shareholders' Equity for the years ended
                  September 30, 2002 and 2001.

            (iv) Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000.

            (v)   Notes to financial statements at September 30, 2002.

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

            23    Consent of Ernst & Young LLP.*

            24    Power of Attorney.*

            99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

            99.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

-------------------------------
*     Filed herewith.

(c)   Registrant filed no Report on Form 8-K during its fourth fiscal quarter.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROCHESTER MEDICAL CORPORATION

Dated:  December 18, 2002           By:    /s/ Anthony J. Conway
                                       -----------------------------------------
                                           Anthony J. Conway
                                           Chairman of the Board, President,
                                           Chief Executive Officer and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                         TITLE
---------                         -----
/s/ Anthony J. Conway             Chairman of the Board, President,
-----------------------------
Anthony J. Conway                 Chief Executive Officer, and Secretary
                                  (principal executive officer)

/s/ David A. Jonas                Chief Financial Officer and Treasurer
-----------------------------
David A. Jonas                    (principal financial and accounting officer)

           *                      Vice President, Production Technologies
-----------------------------
Philip J. Conway                  and Director

           *                      Vice President, Research and Development
-----------------------------
Richard D. Fryar                  and Director

           *                      Director
-----------------------------
Darnell L. Boehm

           *                      Director
-----------------------------
Peter R. Conway

           *                      Director
-----------------------------
Roger W. Schnobrich

           *                      Director
-----------------------------
Benson Smith

*By David A. Jonas                Dated: December 18, 2002
-----------------------------
David A. Jonas
Attorney-in-Fact

                                 CERTIFICATIONS

I, Anthony J. Conway, Chief Executive Officer of Rochester Medical Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Rochester Medical Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002                            /s/ Anthony J. Conway
                                                   -----------------------------
                                                   Chief Executive Officer

I, David A. Jonas, Chief Financial Officer of Rochester Medical Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Rochester Medical Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 18, 2002                           /s/ David A. Jonas
                                                   ----------------------------
                                                   Chief Financial Officer

                          ROCHESTER MEDICAL CORPORATION
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

--------------------------------------------------------------------------------------------------------------------
COL. A                                  COL. B                 COL. C                COL. D           COL. E
--------------------------------------------------------------------------------------------------------------------
                                                              ADDITIONS
                                                              ---------
                                                                      CHARGED TO
                                       BALANCE AT     CHARGED TO        OTHER
                                      BEGINNING OF     COSTS AND       ACCOUNTS -   DEDUCTIONS -    BALANCE AT END
DESCRIPTION                              PERIOD        EXPENSES        DESCRIBE      DESCRIBE          OF PERIOD
-----------                              ------        --------        --------      --------          ---------
Year ended September 30, 2002:
Reserves and allowances
   deducted from asset accounts:
      Allowance for doubtful
        accounts ...............        $ 60,498        $  5,004           --        $   873(1)        $ 64,629
      Allowance for inventory
        obsolescence ...........         100,000              --           --             --            100,000
      Allowance for inventory
        valuation ..............         131,490              --           --         70,051(3)          61,439
Year ended September 30, 2001:
Reserves and allowances
   deducted from asset accounts:
      Allowance for doubtful
        accounts ...............        $ 62,567        $  3,000           --        $ 5,069(1)        $ 60,498
      Allowance for inventory
        obsolescence ...........          98,118           4,615           --          2,733(2)         100,000
      Allowance for inventory
        valuation ..............         200,849              --           --         69,359(3)         131,490
Year ended September 30, 2000:
Reserves and allowances
   deducted from asset accounts:
      Allowance for doubtful
        accounts ...............        $ 59,466        $ 12,000           --        $ 8,899(1)        $ 62,567
      Allowance for inventory
        obsolescence ...........         108,729          14,000           --         24,611(2)          98,118
      Allowance for inventory
        valuation ..............              --         200,849(3)        --             --            200,849

----------------------------
(1)   Uncollectable accounts written off net of recoveries

(2)   Obsolete disposed of net of recoveries

(3)   Valuation of inventory at lower of cost or market

                                INDEX TO EXHIBITS

EXHIBIT                                                                                                                        PAGE
3.1        Articles of Incorporation of the Company, as amended.  (Incorporated by reference to Exhibit 4.1 of
           Registrant's Registration Statement on Form S-2, Registration Number 33-97788)...................................

3.2        Restated Bylaws of the Company.  (Incorporated by reference to Exhibit 3.2 of Registrant's Registration
           Statement on Form S-18, Registration Number 33-36362-C)..........................................................

3.3        Amendment to Restated Bylaws of the Company.  (Incorporated by reference to Exhibit 4.3 of Registrant's
           Registration Statement on Form S-2, Registration Number 33-97788)................................................

4.1        Specimen of Common Stock Certificate.  (Incorporated by reference to Exhibit 4.4 of Registrant's Annual
           Report on Form 10-KSB for fiscal year ended September 30, 1995)..................................................

4.2        The Company's 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.5 of Registrant's
           Registration Statement on Form S-8, Registration Number 333-10261)...............................................

4.3        Amendment to the Company's 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.3 of
           Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1998)................................

10.1       Employment Agreement, dated August 31, 1990 between the Company and Anthony J. Conway.  (Incorporated by reference to Exhibit 10.13 of Registrant's Registration Statement on Form S-18, Registration Number
           33-36362-C)......................................................................................................

10.2       Employment Agreement, dated August 31, 1990 between the Company and Philip J. Conway.  (Incorporated by reference to Exhibit 10.14 of Registrant's Registration Statement on Form S-18, Registration Number
           33-36362-C)......................................................................................................

10.3       Change of Control Agreement dated December 4, 1998, between the Company and Philip J. Conway (Incorporated by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for fiscal year ended September 30,
           1998)............................................................................................................

10.4       Employment Agreement, dated August 31, 1990 between the Company and Richard D. Fryar.  (Incorporated by reference to Exhibit 10.15 of Registrant's Registration Statement on Form S-18, Registration Number
           33-36362-C)......................................................................................................

10.5       Change of Control Agreement dated December 4, 1998, between the Company and Richard D. Fryar (Incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for fiscal year ended September 30,
           1998)............................................................................................................

10.6       Change of Control Agreement dated November 21, 2000, between the Company and Anthony J. Conway.
           (Incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2000)........................................................................................

10.7       Change of Control Agreement dated November 21, 2000, between the Company and Dara Lynn Horner.
           (Incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2000)........................................................................................

10.8       Employment Agreement, dated November 16, 1998 between the Company and Dara Lynn Horner.  (Incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for fiscal year ended September 30,
           1999)............................................................................................................

10.9       Change of Control Agreement dated November 21, 2000, between the Company and Martyn R. Sholtis.
           (Incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 2000)........................................................................................

10.10      Change of Control Agreement dated November 21, 2000, between the Company and David A. Jonas.  (Incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for fiscal year ended
           September 30, 2000)..............................................................................................

10.11      The Company's 2001 Stock Incentive Plan.  (Incorporated by reference to Exhibit 4.1 of Registrant's
           Registration Statement on Form S-8, Registration Number 333-62592)...............................................

23         Consent of Ernst & Young LLP.....................................................................................

24         Power of Attorney................................................................................................

99.1       Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
           906 of the Sarbanes-Oxley Act of 2002............................................................................

99.2       Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
           906 of the Sarbanes-Oxley Act of 2002............................................................................