Form 10-Q
period 2002-12-31
ROCHESTER MEDICAL CORPORATION
filed 2003-02-14
CIK 868368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ to
     ___________


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

                 5,338,000 Common Shares as of February 7, 2003.

                                TABLE OF CONTENTS

                          ROCHESTER MEDICAL CORPORATION


                               REPORT ON FORM 10-Q
                                FOR QUARTER ENDED
                                DECEMBER 31, 2002

                                                                                                                PAGE
                                                                                                                ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         Balance Sheets -- December 31, 2002 and September 30, 2002............................................... 3

         Statements of Operations -- Three months ended December 31, 2002 and 2001.................................4

         Statements of Cash Flows -- Three months ended December 31, 2002 and 2001.................................5
         Notes to Financial Statements ............................................................................6
         Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..................................................................................8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk .....................................10

         Item 4.  Controls and Procedures ........................................................................11

PART II. OTHER INFORMATION .......................................................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS


                                                            DECEMBER 31,       SEPTEMBER 30,
                                                                2002               2002
                                                            ------------       -------------
ASSETS:                                                      (UNAUDITED)
Current assets:
   Cash and cash equivalents ............................   $    389,070       $    411,618
   Marketable securities ................................      3,913,491          4,052,389
   Accounts receivable ..................................      2,224,460          1,905,442
   Inventories ..........................................      3,690,007          3,577,931
   Prepaid expenses and other assets ....................        312,716            218,183
                                                            ------------       ------------
         Total current assets ...........................     10,529,744         10,165,563
Property and equipment:

   Land and buildings ...................................      5,513,755          5,509,135
   Equipment and fixtures ...............................     10,791,862         10,680,442
                                                            ------------       ------------
                                                              16,305,617         16,189,577
   Less accumulated depreciation ........................     (7,226,529)        (6,928,052)
                                                            ------------       ------------
         Total property and equipment ...................      9,079,088          9,261,525

Intangible assets:

   Patents, less accumulated amortization ...............        212,519            209,078
                                                            ------------       ------------
Total assets ............................................   $ 19,821,351       $ 19,636,166
                                                            ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable .....................................   $    888,772       $    633,934
   Accrued expenses .....................................        542,663            908,301
   Short-term debt ......................................        200,000                 --
   Deferred revenue .....................................        100,000            100,000
   Current maturities of capital leases .................          4,711                 --
                                                            ------------       ------------
         Total current liabilities ......................      1,736,146          1,642,235
Long-term liabilities:
   Deferred revenue .....................................        825,000            850,000
   Long-term portion of capital leases ..................         23,708                 --
Shareholders' equity:

   Common Stock, no par value:

   Authorized -- 20,000,000

            Issued and outstanding shares -- 5,335,750 ..     41,291,890         41,253,128
   Accumulated deficit ..................................    (23,994,635)       (24,055,793)
   Unrealized loss on available-for-sale securities .....        (60,758)           (53,404)
                                                            ------------       ------------
         Total shareholders' equity .....................     17,236,497         17,143,931

Total liabilities and shareholders' equity ..............   $ 19,821,351       $ 19,636,166
                                                            ============       ============

Note -- The Balance Sheet at September 30, 2002 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                       -------------------------
                                                                          2002          2001
                                                                       -----------   -----------
Net sales ..........................................................   $ 3,538,657   $ 2,326,433
Cost of sales ......................................................     2,339,839     1,751,059
                                                                       -----------   -----------
Gross profit .......................................................     1,198,818       575,374

Costs and expenses:
  Marketing and selling ............................................       551,038       536,054
  Research and development .........................................       206,883       190,495
  General and administrative .......................................       422,364       451,298
                                                                       -----------   -----------
     Total operating expenses ......................................     1,180,285     1,177,847

Income (loss) from operations ......................................        18,533      (602,473)
                                                                       -----------   -----------
Other income (expense):
  Interest income, net .............................................        42,625        58,061
                                                                       -----------   -----------

Net income (loss) ..................................................   $    61,158   $  (544,412)
                                                                       ===========   ===========

Earnings per common share -- (basic and diluted) ...................   $      0.01   $     (0.10)
                                                                       ===========   ===========
Weighted average number of common shares outstanding -- basic ......     5,330,973     5,328,500
                                                                       ===========   ===========
Weighted average number of common shares outstanding -- diluted ....     5,525,923     5,328,500
                                                                       ===========   ===========

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                -------------------------------
                                                                                    2002              2001
                                                                                -------------    --------------
OPERATING ACTIVITIES:
   Net income (loss) .........................................................  $      61,158    $     (544,412)


Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization .............................................        310,841           313,809
   Changes in assets and liabilities:
       Accounts receivable ...................................................       (319,018)         (122,020)
       Inventories ...........................................................       (112,076)         (487,598)
       Other current assets ..................................................        (94,533)         (108,799)
       Accounts payable ......................................................        254,839           140,755
       Deferred revenue ......................................................        (25,000)               --
       Other current liabilities .............................................       (337,219)         (402,498)
                                                                                -------------    --------------
   Net cash provided by (used in) operating activities .......................       (261,008)       (1,210,763)

INVESTING ACTIVITIES:
   Capital expenditures ......................................................       (116,041)         (107,189)
   Patents ...................................................................        (15,804)           (5,483)
   Sales (purchases) of marketable securities, net ...........................        131,544            (9,812)
                                                                                -------------    --------------
   Net cash provided by (used in) investing activities .......................           (301)         (122,484)

FINANCING ACTIVITIES:
   Proceeds from sales (purchases) of common stock ...........................         38,761                --
   Net borrowing on short-term debt ..........................................        200,000                --
                                                                                -------------    --------------
   Net cash provided by (used in) financing activities .......................        238,761                --

Increase (decrease) in cash and cash equivalents                                      (22,548)       (1,333,247)

Cash and cash equivalents at beginning of period                                      411,618         1,842,796

Cash and cash equivalents at end of period                                      $     389,070    $      509,549
                                                                                =============    ==============

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2002

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2002 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

NOTE B -- NET INCOME (LOSS) PER COMMON SHARE

         Earnings per share are calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Potential common shares are included in the diluted net income calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options are computed using the treasury stock method. The Company's basic net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. A reconciliation of the numerator and denominator in the basic and diluted earnings per share calculation is as follows:

                                                                             THREE MONTHS ENDED
                                                                       ----------------------------------
                                                                       DECEMBER 31,          DECEMBER 31,
                                                                          2002                   2001
                                                                       -----------           ------------
                                                                     (in thousands, except per share data)
Numerator
   Net income (loss)........................................           $       61           $    (544)

Denominator
   Denominator for basic net income per share --
      weighted average shares outstanding...................                5,331               5,329
   Effect of dilutive stock options.........................                  195                  --
   Denominator for diluted net income per share --
      weighted average shares outstanding...................                5,526               5,329

Basic and diluted net income per share......................           $     0.01           $   (0.10)
                                                                       ==========           =========

Employee stock options of 394,125 for the first quarter of fiscal year 2003 have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the Company's common stock.


NOTE C -- INVESTMENTS IN MARKETABLE SECURITIES

         As of December 31, 2002, the carrying value of the Company's marketable securities, which consisted primarily of corporate bonds and commercial paper, was $3,913,000. This total includes a corporate bond from Pacific Gas & Electric ("PG&E") with a carrying value of $920,000 on December 31, 2002. This bond matured December 24, 2001 and, although PG&E remains current on its interest payment obligations, the principal amount of this bond has not yet been paid. On April 6, 2001, PG&E filed for Chapter 11 bankruptcy protection. In 2002, PG&E and the State of California asked PG&E's creditors to vote on two separate reorganization proposals. A certification of the results of voting was filed with the U.S. Bankruptcy Court for the Northern District of California on September 9, 2002. However, as of December 31, 2002, the bankruptcy court had not confirmed either plan of reorganization. While PG&E's management has stated their intent to pay their creditors, the numerous political and economic factors influencing the California utility market coupled with PG&E's bankruptcy filing could potentially impact the timing and/or actuality of payments. However, the Company currently believes that it will realize the full value of this investment.

NOTE D --  INVENTORIES

         Inventories consist of the following:

                                                                  DECEMBER 31,         SEPTEMBER 30,
                                                                       2002                 2002
                                                                  ------------          ----------
Raw materials ...........................................              725,618             595,971
Work-in progress ........................................            2,053,537           1,881,150
Finished goods ..........................................            1,010,852           1,200,810
Reserve for inventory obsolescence ......................             (100,000)           (100,000)
                                                                  ------------          ----------
                                                                  $  3,690,007          $3,577,931
                                                                  ============          ==========

NOTE E -- COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes net income (loss) and all other nonowner changes in shareholders' equity during a period.

         The comprehensive income (loss) for the first quarter ended December 31, 2002 and 2001 consists of the following:

                                                                           THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                      ----------------------------
                                                                         2002               2001
                                                                      ---------          ---------
Net income (loss).............................................        $  61,158          $(544,412)
Unrealized gain (loss) on securities held, net ...............           (7,354)           101,785
                                                                      ---------          ---------
                                                                      $  53,804          $(442,627)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

                                                         THREE MONTHS
                                                            ENDED
                                                         DECEMBER 31,
                                                  ------------------------
                                                  2002                2001
                                                  ----                ----
Total Net Sales .............................      100%                100%
Costs of Sales ..............................       66%                 75%
                                                  ----                ----
Gross Margin ................................       34%                 25%

Operating Expenses ..........................
         Marketing and Selling ..............       15%                 23%
         Research and Development ...........        6%                  8%
         General and Administrative .........       12%                 19%
                                                  ----                ----
Total Operating Expenses ....................       33%                 50%

Income (Loss) From Operations ...............        1%                (25%)
Interest Income (Expense) Net ...............        1%                  2%
                                                  ----                ----
Net Income (Loss) ...........................        2%                (23%)
                                                  ----                ----


Three Month Periods Ended December 31, 2002 and December 31, 2001

         Net Sales. Net sales for the first quarter of fiscal 2003 increased 52% to $3,539,000 from $2,326,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in private label sales, as well as an increase in branded sales. In particular, the current quarter's net sales were affected by the timing of a large shipment of products to one private label customer.

         Gross Margin. The Company's gross margin as a percentage of net sales for the first quarter of fiscal 2003 was 34% compared to 25% for the comparable quarter of last fiscal year. The increase in the current quarter's margin primarily reflects the Company's increased level of net sales offset against a relatively flat level of fixed overhead expense.

         Marketing and Selling. Marketing and selling expenses for the first quarter of fiscal 2003 were up 3% to $551,000 from $536,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to increased advertising costs for the Company's new hydrophilic intermittent catheters and costs associated with the recruitment of sales personnel, offset by lower marketing costs associated with the FemSoft(R) Insert in the current quarter.

         Research and Development. Research and development expense for the first quarter of fiscal 2003 increased 9% to $207,000 from $191,000 for the comparable quarter of last fiscal year. The increase in research and development expense primarily related to increased costs associated with development of the Company's hydrophilic intermittent catheters.

         General and Administrative. General and administrative expense for the first quarter of fiscal 2003 decreased 6% to $422,000 from $451,000 for the comparable quarter of last fiscal year. The decrease in general and administrative expense is primarily related to higher severance costs in the comparable quarter of last fiscal year.

         Interest Income. Interest income for the first quarter of fiscal 2003 decreased 26% to $43,000 from $58,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current quarter due to the utilization of cash for operations and capital expenditures, as well as generally lower interest rates on short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and marketable securities were $4.3 million at December 31, 2002 compared with $4.5 million at September 30, 2002. The December 31, 2002 total includes a corporate bond from Pacific Gas & Electric ("PG&E") with a carrying value of $920,000 on December 31, 2002. This bond matured December 24, 2001 and, although PG&E remains current on its interest payment obligations, the principal amount of this bond has not yet been paid. On April 6, 2001, PG&E filed for Chapter 11 bankruptcy protection. In 2002, PG&E and the State of California asked PG&E's creditors to vote on two separate reorganization proposals. A certification of the results of voting was filed with the U.S. Bankruptcy Court for the Northern District of California on September 9, 2002. However, as of December 31, 2002, the bankruptcy court had not confirmed either plan of reorganization. While PG&E's management has stated their intent to pay their creditors, the numerous political and economic factors influencing the California utility market coupled with PG&E's bankruptcy filing could potentially impact the timing and/or actuality of payments. However, the Company currently believes that it will realize the full value of this investment.

         The Company used $261,000 of cash from operating activities during the quarter, primarily reflecting increased accounts receivable and payment of accrued liabilities and accounts payable.

         During the fiscal quarter ended June 30, 2002, the Company entered into an agreement with Coloplast granting Coloplast exclusive marketing and distribution rights with respect to the Company's Release-NF Foley catheters in certain geographic areas. Coloplast paid the Company $1,000,000 for these exclusive rights. In accordance with generally accepted accounting principles, the Company recognized $25,000 of this amount as revenue in the first quarter of fiscal 2003 and the remaining amount not recognized in prior periods constitutes deferred revenue which will be recognized over the term of the agreement.

         During the fiscal quarter ended March 31, 2002, the Company entered into a $1,000,000 revolving line of credit with U.S. Bank National Association. As of December 31, 2002, the Company had $200,000 outstanding under this line of credit.

         During the fiscal quarter ended December 31, 2002, the Company's working capital position, excluding cash and marketable securities, increased by a net $432,000. Accounts receivable balances during this period increased 17% or $319,000 primarily as a result of increased sales and the timing of orders. Inventories increased 3% or $112,000 primarily as a result of the Company expanding its product lines, and increasing its production of finished goods to meet customer demand. Other current assets increased 43% or $95,000 during the recent three-month period primarily as a result of prepaid insurance premiums. Current liabilities increased 6% or $94,000 during the recent three-month period, primarily reflecting borrowings under the Company's line of credit offset by payments of accrued compensation after the Company's fiscal year end. In addition, capital expenditures during this period were $116,000, representing an increase of 8% from the prior fiscal year's period.

         The Company believes that its capital resources on hand at December 31, 2002, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 2002. However, the Company may be required to seek additional funding sources, such as additional borrowings under the Company's revolving line of credit or equity or debt financings, to fund the Company's working capital requirements. If the Company decides to seek additional financing, there can be no assurance as to the outcome of such efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing could result in significant cash constraints and financial issues for the Company.

FORWARD-LOOKING STATEMENTS

         Statements other than historical information contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "believe," "may," "will," "expect," "anticipate," "predict," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the uncertainty of gaining acceptance of the hydrophilic intermittent catheters, the Release-NF Foley catheters and the FemSoft Insert in the marketplace; the uncertainty of gaining new strategic relationships; the uncertainty of timing of revenues from private label sales (particularly with respect to international customers); FDA and other regulatory review and response times; manufacturing capacities for both current products and new products; the uncertainty of insurance coverage of the FemSoft Insert by additional insurers; the uncertainty that initial consumer interest in the FemSoft Insert may not result in significant sales of the product or continued sales of the product after trial; the results of product evaluations; the securing of Group Purchasing Organization contract participation; results of clinical tests; the timing of clinical preference testing and product introductions; and other risk factors listed from time to time in the Company's SEC reports, including, without limitation, the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

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


                                   ROCHESTER MEDICAL CORPORATION


Date: February 14, 2003            By:    /s/ Anthony J. Conway
                                          --------------------------------------
                                           Anthony J. Conway
                                           Chief Executive Officer


Date: February 14, 2003            By:    /s/ David A. Jonas
                                          --------------------------------------
                                           David A. Jonas
                                           Chief Financial Officer and Treasurer


                                 CERTIFICATIONS

I, Anthony J. Conway, Chief Executive Officer of Rochester Medical Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rochester Medical Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    February 14, 2003                  /s/ Anthony J. Conway
                                            --------------------------------
                                            Chief Executive Officer



I, David A. Jonas, Chief Financial Officer of Rochester Medical Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rochester Medical Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    February 14, 2003                  /s/ David A. Jonas
                                            ---------------------------------
                                            Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT                                                                                                        PAGE
99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002........................................

99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002........................................

