Form 10-Q
period 2003-03-31
ROCHESTER MEDICAL CORPORATION
filed 2003-05-13
CIK 868368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES            NO     X
      ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   5,401,750 Common Shares as of May 2, 2003.

                                TABLE OF CONTENTS

                          ROCHESTER MEDICAL CORPORATION

                               REPORT ON FORM 10-Q

                                FOR QUARTER ENDED

                                 MARCH 31, 2003

                                                                                     PAGE
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

        Balance Sheets -- March 31, 2003 and September 30, 2002......................  3

        Statements of Operations -- Three months ended March 31, 2003 and 2002;
        Six months ended March 31, 2003 and 2002 ....................................  4

        Statements of Cash Flows -- Six months ended March 31, 2003 and 2002 ........  5
        Notes to Financial Statements ...............................................  6
     Item 2.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations .......................................................  9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk ............ 12

     Item 4.  Controls and Procedures ............................................... 12

PART II.  OTHER INFORMATION ......................................................... 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS


                                                                           MARCH 31,     SEPTEMBER 30,
                                                                             2003            2002
                                                                         ------------    ------------
                                                                         (UNAUDITED)
ASSETS:
Current assets:
   Cash and cash equivalents .........................................   $    520,626    $    411,618
   Marketable securities .............................................      4,036,386       4,052,389
   Accounts receivable ...............................................      2,226,531       1,905,442
   Inventories .......................................................      3,681,869       3,577,931
   Prepaid expenses and other assets .................................        473,378         218,183
                                                                         ------------    ------------
         Total current assets ........................................     10,938,790      10,165,563
Property and equipment:

   Land and buildings ................................................      5,509,135       5,509,135
   Equipment and fixtures ............................................     10,822,177      10,680,442
                                                                         ------------    ------------
                                                                           16,331,312      16,189,577
   Less accumulated depreciation .....................................     (7,527,754)     (6,928,052)
                                                                         ------------    ------------
         Total property and equipment ................................      8,803,558       9,261,525

Intangible assets:

   Patents, less accumulated amortization ............................        207,845         209,078
                                                                         ------------    ------------
Total assets .........................................................   $ 19,950,193    $ 19,636,166
                                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:

   Accounts payable ..................................................   $    511,723    $    633,934
   Accrued expenses ..................................................        789,005         908,301
   Deferred revenue ..................................................        100,000         100,000
   Current maturities of capital leases ..............................          4,626              --
                                                                         ------------    ------------
         Total current liabilities ...................................      1,405,354       1,642,235
Long-term liabilities:

   Deferred revenue ..................................................        800,000         850,000

   Long-term portion of capital leases ...............................         22,206              --
Shareholders' equity:

   Common Stock, no par value:
   Authorized -- 20,000,000
            Issued and outstanding shares (5,390,750 - March 31, 2003;
            5,329,250 - September 30, 2002) ..........................     41,625,021      41,253,128
   Accumulated deficit ...............................................    (23,836,445)    (24,055,793)
   Unrealized gain (loss) on available-for-sale securities ...........        (65,943)        (53,404)
                                                                         ------------    ------------
         Total shareholders' equity ..................................     17,722,633      17,143,931

Total liabilities and shareholders' equity ...........................   $ 19,950,193    $ 19,636,166
                                                                         ============    ============


Note -- The Balance Sheet at September 30, 2002 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   MARCH 31,                    MARCH 31,
                                           -------------------------    -------------------------
                                              2003          2002           2003          2002
                                           -----------   -----------    -----------   -----------
Net sales ..............................   $ 3,718,203   $ 2,553,431    $ 7,256,860   $ 4,879,863
Cost of sales ..........................     2,374,590     1,900,925      4,714,429     3,651,983
                                           -----------   -----------    -----------   -----------

Gross profit ...........................     1,343,613       652,506      2,542,431     1,227,880

Costs and expenses:
   Marketing and selling ...............       526,890       481,609      1,077,928     1,017,663
   Research and development ............       213,089       243,064        419,972       433,559
   General and administrative ..........       504,319       501,955        926,683       953,253
                                           -----------   -----------    -----------   -----------
       Total operating expenses ........     1,244,298     1,226,628      2,424,583     2,404,475

                                           -----------   -----------    -----------   -----------
Income (loss) from operations ..........        99,315      (574,122)       117,848    (1,176,595)

Other income (expense):
   Interest income, net ................        42,255        51,345         84,880       109,406
                                           -----------   -----------    -----------   -----------

Net income (loss) ......................   $   141,570   $  (522,777)   $   202,728   $(1,067,189)
                                           ===========   ===========    ===========   ===========

Net income (loss) per common share -
basic and diluted ......................   $      0.03   $     (0.10)   $      0.04   $     (0.20)

Weighted average number of common shares
outstanding - basic ....................     5,361,008     5,328,500      5,345,826     5,328,500
                                           ===========   ===========    ===========   ===========
Weighted average number of common shares
outstanding - diluted ..................     5,619,962     5,328,500      5,572,935     5,328,500
                                           ===========   ===========    ===========   ===========


See Notes to Financial Statements

                         ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                SIX MONTHS ENDED
                                                                                    MARCH 31,
                                                                           --------------------------
                                                                              2003           2002
                                                                           -----------    -----------
OPERATING ACTIVITIES:
   Net income (loss) ...................................................   $   202,728    $(1,067,189)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

   Depreciation and amortization .......................................       624,633        636,955
   Changes in assets and liabilities:
   Accounts receivable .................................................      (321,090)       165,410
   Inventories .........................................................      (103,937)      (888,608)
   Other current assets ................................................      (255,195)      (122,603)
   Accounts payable ....................................................      (122,210)         4,668
   Deferred revenue ....................................................       (50,000)
   Other current liabilities ...........................................       (92,465)       110,937
                                                                           -----------    -----------
   Net cash provided by (used in) operating activities .................      (117,536)    (1,160,430)

INVESTING ACTIVITIES:
   Capital expenditures ................................................      (141,735)      (126,708)
   Patents .............................................................       (23,698)       (25,500)
   Sales (purchases) of marketable securities, net .....................         3,464          4,140
                                                                           -----------    -----------
   Net cash provided by (used in) investing activities .................      (161,969)      (148,068)

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ..............................       388,513             --
                                                                           -----------    -----------
   Net cash provided by (used in) financing activities .................       388,513             --

Increase (decrease) in cash and cash equivalents .......................       109,008     (1,308,498)

Cash and cash equivalents at beginning of period .......................       411,618      1,842,796
                                                                           -----------    -----------

Cash and cash equivalents at end of period .............................   $   520,626    $   534,298
                                                                           ===========    ===========


See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2003

NOTE A -- BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2002 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month and six-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

NOTE B -- NET INCOME (LOSS) PER COMMON SHARE

      Net income (loss) per share are calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." The Company's basic net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. A reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation is as follows (in thousands, except per share):


                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 ----------------------    ----------------------
                                                 MARCH 31,    MARCH 31,    MARCH 31,    MARCH 31,
                                                    2003        2002         2003         2002
                                                 ---------    ---------    ---------    ---------
Numerator
   Net income (loss) .........................     $   142    $    (523)   $     203    $  (1,067)

Denominator
   Denominator for basic net income per share-
     weighted average shares outstanding .....       5,361        5,329        5,346        5,329
   Effect of dilutive stock options ..........         259           --          227           --
   Denominator for diluted net income per
     share-weighted average shares outstanding       5,620        5,329        5,573        5,329

Basic and diluted net income per share .......     $  0.03    $   (0.10)   $     .04    $   (0.20)
                                                 =========    =========    =========    =========

Employee stock options of 379,000 for the second quarter of fiscal year 2003 and for the six months ended March 31, 2003 have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the Company's common stock.

NOTE C -- STOCK BASED COMPENSATION

      The Company accounts for employee stock options in accordance with APB 25, "Accounting for Stock Issued to Employees." Under APB 25, the company recognizes no compensation expenses related to employee stock options, since options are always granted at a price equal to the market price on the day of grant.

      To determine the pro forma impact, the fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model and is then hypothetically amortized to compensation expenses over the four-year vesting period. The pro forma impact for the three-month and six-month periods ended March 31 follows (in thousands, except per share):


                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       MARCH 31,                 MARCH 31,
                                                ----------------------    ----------------------
                                                  2003         2002         2003         2002
                                                ---------    ---------    ---------    ---------
Reported Net Income (Loss) ..................   $     142    $    (523)   $     203    $   (1067)
Pro Forma Impact of Expensing Stock Options .        (134)        (191)        (268)        (381)
                                                ---------    ---------    ---------    ---------
Pro Forma Net Income (Loss) .................   $       8    $    (714)         (65)   $  (1,448)

Reported Basic Net Income (Loss) Per Share ..   $    0.03    $   (0.10)   $    0.04    $   (0.20)
Pro Forma Impact of Expensing Stock Options .   $   (0.03)   $   (0.04)   $   (0.05)   $   (0.07)
                                                ---------    ---------    ---------    ---------
Pro Forma Basic Net Income (Loss) Per Share .   $    0.00    $   (0.14)   $   (0.01)   $   (0.27)

Reported Diluted Net Income (Loss) Per Share    $    0.03    $   (0.10)   $    0.04    $   (0.20)
Pro Forma Impact of Expensing Stock Options .   $   (0.03)   $   (0.04)   $   (0.05)   $   (0.07)
                                                ---------    ---------    ---------    ---------
Pro Forma Diluted Net Income (Loss) Per Share   $    0.00    $   (0.14)   $   (0.01)   $   (0.27)


NOTE D -- INVESTMENTS IN MARKETABLE SECURITIES

      As of March 31, 2003, the carrying value of the Company's marketable securities, which consisted primarily of corporate bonds and commercial paper, was $4.0 million. This total included a $1.0 million corporate bond from Pacific Gas & Electric ("PG&E") with a carrying value of $920,000 on March 31, 2003. This bond matured December 24, 2001 and, although PG&E remains current on its interest payment obligations, the principal amount of this bond has not yet been paid. On April 6, 2001, PG&E filed for Chapter 11 bankruptcy protection. In 2002, PG&E and the State of California asked PG&E's creditors to vote on two separate reorganization proposals. A certification of the results of voting was filed with the U.S. Bankruptcy Court for the Northern District of California on September 9, 2002. However, as of March 31, 2003, the bankruptcy court had not confirmed either plan of reorganization. While PG&E's management has stated their intent to pay their creditors, the numerous political and economic factors influencing the California utility market coupled with PG&E's bankruptcy filing could potentially impact the timing and/or actuality of payments. However, the Company currently believes that it will realize the full value of this investment.

NOTE E -- INVENTORIES

         Inventories consist of the following:

                                                    MARCH 31,       SEPTEMBER 30,
                                                      2003              2002
                                                   -----------      ------------
Raw materials ................................         744,977           595,971
Work-in-progress .............................       1,848,941         1,881,150
Finished goods ...............................       1,187,951         1,200,810
Reserve for inventory obsolescence ...........        (100,000)         (100,000)
                                                   -----------      ------------
                                                   $ 3,681,869      $  3,577,931
                                                   ===========      ============


NOTE F -- COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) includes net income (loss) and all other nonowner changes in shareholders' equity during a period.

      The comprehensive income (loss) for the three-month and six-month periods ended March 31, 2003 and 2002 consists of the following:


                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                MARCH 31,                     MARCH 31,
                                       --------------------------    --------------------------
                                          2003           2002           2003           2002
                                       -----------    -----------    -----------    -----------
Net income (loss) ..................   $   141,570    $  (522,777)   $   202,728    $(1,067,189)
Unrealized gain (loss) on securities
held, net ..........................        (5,185)        79,503        (12,539)       181,288
                                       -----------    -----------    -----------    -----------
Comprehensive income (loss) ........   $   136,385    $  (443,274)   $   190,189    $  (885,901)
                                       ===========    ===========    ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.


                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      MARCH 31,             MARCH 31,
                                                 ------------------     ----------------
                                                  2003       2002        2003      2002
                                                 -------    -------     ------    ------
         Total Net Sales .....................       100%       100%       100%      100%
         Cost of Sales .......................        64%        74%        65%       75%
                                                 -------    -------     ------    ------
              Gross Margin ...................        36%        26%        35%       25%

         Operating Expenses:
              Marketing and Selling ..........        14%        18%        15%       21%
              Research and Development .......         6%        10%         6%        9%
              General and Administrative .....        14%        20%        13%       19%
                                                 -------    -------     ------    ------
         Total Operating Expenses ............        34%        48%        34%       49%

         Income (Loss) From Operations .......         3%       (22%)        2%      (24%)
         Interest Income, Net ................         1%         2%         1%        2%
                                                 -------    -------     ------    ------
         Net Income (Loss) ...................         4%       (20%)        3%      (22%)
                                                 =======    =======     ======    ======


Three Month and Six Month Periods Ended March 31, 2003 and March 31, 2002

      Net Sales. Net sales for the second quarter of fiscal 2003 increased 46% to $3,718,000 from $2,553,000 for the comparable quarter of last fiscal year. The sales increase resulted from increased sales to private label customers and increased branded sales, in both cases particularly in the international market.

      Net sales for the six months ended March 31, 2003 increased 49% to $7,257,000 from $4,880,000 for the comparable six-month period of last fiscal year. The six-month sales increase primarily resulted from an increase in private label sales, as well as an increase in branded sales. Net sales for the six-month period ended March 31, 2003 were affected by a significant increase in sales to one private label customer.

      Gross Margin. The Company's gross margin as a percentage of net sales for the second quarter of fiscal 2003 was 36% compared to 26% for the comparable quarter of last fiscal year. The current quarter's margin primarily reflects the Company's increased level of net sales offset against a relatively flat level of fixed overhead expense.

      The Company's gross margin as a percentage of net sales for the six months ended March 31, 2003 was 35% compared to 25% for the comparable six-month period of last fiscal year. Factors related to the six-month margin are generally consistent with those discussed above for the current quarter.

      Marketing and Selling. Marketing and selling expense for the second quarter of fiscal 2003 increased 9% to $527,000 from $482,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to increased advertising costs for the Company's new hydrophilic intermittent catheters and costs associated with the recruitment of sales personnel.

      Marketing and selling expense for the six months ended March 31, 2003 increased 6% to $1,078,000 from $1,018,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

      Research and Development. Research and development expense for the second quarter of fiscal 2003 decreased 12% to $213,000 from $243,000 for the comparable quarter of last fiscal year. The decrease in research and development expense is primarily related to a comparatively higher level of development costs relating to the Company's intermittent catheters in the prior year's second fiscal quarter.

      Research and development expense for the six months ended March 31, 2003 decreased 3% to $420,000 from $434,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

      General and Administrative. General and administrative expense for the second quarter of fiscal 2003 were generally flat as compared to general and administrative expense for the comparable quarter of last fiscal year, with expenses of $504,000 in the second quarter of fiscal 2003, versus expenses of $502,000 for the comparable quarter of last fiscal year.

      General and administrative expense for the six months ended March 31, 2003 decreased to $927,000 from $953,000 for the comparable six-month period of last fiscal year. The decrease in general and administrative expense is primarily related to higher severance costs in the comparable six-month period of last fiscal year.

      Interest Income. Interest income for the second quarter of fiscal 2003 decreased 19% to $42,000 from $52,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects the comparatively lower average level of invested cash balances in the current quarter due to the utilization of cash for operations, together with an overall lower interest rate on short-term investments.

      Interest income for the six months ended March 31, 2003 decreased 23% to $85,000 from $110,000 for the comparable six-month period of last fiscal year. The decrease reflects a comparatively lower average level of invested cash balances for the current year and an overall lower interest rate on short-term investments as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash, cash equivalents and marketable securities were $4.6 million at March 31, 2003 compared with $4.5 million at September 30, 2002. The March 31, 2003 total includes a corporate bond from Pacific Gas & Electric ("PG&E") with a carrying value of $920,000 on March 31, 2003. This bond matured December 24, 2001 and, although PG&E remains current on its interest payment obligations, the principal amount of this bond has not yet been paid. On April 6, 2001, PG&E filed for Chapter 11 bankruptcy protection. In 2002, PG&E and the State of California asked PG&E's creditors to vote on two separate reorganization proposals. A certification of the results of voting was filed with the U.S. Bankruptcy Court for the Northern District of California on September 9, 2002. However, as of March 31, 2003, the bankruptcy court had not confirmed either plan of reorganization. While PG&E's management has stated their intent to pay their creditors, the numerous political and economic factors influencing the California utility market coupled with PG&E's bankruptcy filing could potentially impact the timing and/or actuality of payments. However, the Company currently believes that it will realize the full value of this investment.

      The Company generated a net $144,000 of cash from operating activities during the quarter, primarily reflecting net income before depreciation offset by increases in current assets and decreases in current liabilities.

      During the fiscal quarter ended June 30, 2002, the Company entered into an agreement with Coloplast granting Coloplast exclusive marketing and distribution rights with respect to the Company's Release-NF Foley catheters in certain geographic areas. Coloplast paid the Company $1,000,000 for these exclusive rights. In accordance with generally accepted accounting principles, the Company recognized $25,000 of this amount as revenue in the second quarter of fiscal 2003 and the remaining amount not recognized in prior periods constitutes deferred revenue which will be recognized over the term of the agreement.

      During the fiscal quarter ended March 31, 2002, the Company entered into a $1,000,000 revolving line of credit with U.S. Bank National Association. As of March 31, 2003, the Company did not have any amounts outstanding under this line of credit.

      During the six-month period ended March 31, 2003, the Company's working capital position, excluding cash and marketable securities, increased by a net $917,000. Accounts receivable balances during this period increased 17% or $321,000 primarily as a result of increased sales and the timing of orders. Inventories increased 3% or $104,000 primarily as a result of the Company expanding its product lines, and increasing its production of finished goods to meet customer demand. Other current assets increased 116% or $255,000 during the recent six-month period primarily as a result of prepaid insurance premiums and prepayments relating to certain manufacturing equipment. Current liabilities decreased 14% or $237,000 during the recent six-month period, primarily reflecting the timing of payments relating to accounts payable executive bonus compensation. In addition, capital expenditures during this period were $142,000, representing an increase of 12% from the prior fiscal year's period.

      The Company believes that its capital resources on hand at March 31, 2003, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 2002. However, the Company may be required to seek additional funding sources, such as additional borrowings under the Company's revolving line of credit or equity or debt financings, to fund the Company's working capital requirements. If the Company decides to seek additional financing, there can be no assurance as to the outcome of such efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing could result in significant cash constraints and financial issues for the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item. However, as disclosed under Note D to the Company's financial statements that appears on page 6, the bankruptcy of PG&E could potentially impact the timing and/or actuality of payment of our $1.0 million PG&E corporate bond.

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

         Not Applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2003 Annual Meeting of Shareholders of Rochester Medical Corporation was held on Thursday, January 30, 2003, at the Minneapolis Hilton and Towers Hotel in Minneapolis, Minnesota.

         The holders of 5,215,094 shares of common stock, representing 97.85% of the 5,329,750 outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. Management's entire slate of seven directors listed in the proxy statement was elected to serve until the next Annual Meeting of Shareholders by the following vote tallies:


                           For        Authority Withheld
                        ---------     ------------------
Darnell L. Boehm        5,095,016          120,078

Anthony J. Conway       5,182,571           32,523

Peter R. Conway         5,196,661           18,433

Philip J. Conway        5,175,771           39,323

Richard D. Fryar        5,182,571           32,523

Roger W. Schnobrich     5,095,016          120,078

Benson Smith            5,203,471           11,623



         The Company's shareholders ratified the selection of Ernst & Young LLP as the Company's independent auditors by the following vote tallies:


           For                      Against                   Abstain
         --------                   -------                   -------
        5,201,954                    6,275                     6,865

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

                                    ROCHESTER MEDICAL CORPORATION


Date: May 13, 2003                  By:  /s/ Anthony J. Conway
                                         ---------------------------------------
                                           Anthony J. Conway
                                           President and Chief Executive Officer

Date: May 13, 2003                  By:  /s/ David A. Jonas
                                         --------------------------------------
                                           David A. Jonas
                                           Chief Financial Officer and Treasurer

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

Date:    May 13, 2003                        /s/ Anthony J. Conway
                                             -----------------------------------
                                             Chief Executive Officer

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

Date:    May 13, 2003                        /s/ David A. Jonas
                                             -----------------------------------
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT                                                                         PAGE
-------                                                                         ----
99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
      2002......................................................................

99.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
      2002......................................................................