Form 10-Q
period 2003-06-30
ROCHESTER MEDICAL CORPORATION
filed 2003-08-12
CIK 868368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                         to
         ---------------    --------------

                         Commission File Number: 0-18933

                          ROCHESTER MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)


              MINNESOTA                                 41-1613227
   State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)


      ONE ROCHESTER MEDICAL DRIVE,
           STEWARTVILLE, MN                                55976
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
YES   X    NO
     ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES        NO  X
     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  5,422,900 Common Shares as of August 6, 2003.

                                TABLE OF CONTENTS

                          ROCHESTER MEDICAL CORPORATION


                               REPORT ON FORM 10-Q
                                FOR QUARTER ENDED
                                  JUNE 30, 2003

                                                                                                                  PAGE
                                                                                                                  ----

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

            Balance Sheets -- June 30, 2003 and September 30, 2002................................................ 3

            Statements of Operations -- Three months ended June 30, 2003 and 2002;
            Nine months ended June 30, 2003 and 2002 ..............................................................4

            Statements of Cash Flows -- Nine months ended June 30, 2003 and 2002 ..................................5
            Notes to Financial Statements .........................................................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..................................................................................9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk .....................................12

         Item 4.  Controls and Procedures ........................................................................12

PART II. OTHER INFORMATION .......................................................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          ROCHESTER MEDICAL CORPORATION

                                 BALANCE SHEETS

                                                                             JUNE 30,           SEPTEMBER 30,
                                                                               2003                  2002
                                                                          ----------------     ----------------
ASSETS:                                                                    (UNAUDITED)
Current assets:
   Cash and cash equivalents ...........................................  $      1,058,418     $        411,618

   Marketable securities ...............................................         4,166,141            4,052,389
   Accounts receivable .................................................         2,456,887            1,905,442
   Inventories .........................................................         3,561,699            3,577,931
   Prepaid expenses and other assets ...................................           511,577              218,183
                                                                          ----------------     ----------------
         Total current assets ..........................................        11,754,722           10,165,563
Property and equipment:

   Land and buildings ..................................................         5,509,635            5,509,135
   Equipment and fixtures ..............................................        10,889,184           10,680,442
                                                                          ----------------     ----------------
                                                                                16,398,819           16,189,577
   Less accumulated depreciation .......................................        (7,834,472)          (6,928,052)
                                                                          ----------------     ----------------
         Total property and equipment...................................         8,564,347            9,261,525
                                                                                                     11,053,688
Intangible assets:

   Patents, less accumulated amortization ..............................           212,185              209,078
                                                                          ----------------     ----------------
Total assets ...........................................................  $     20,531,254     $     19,636,166
                                                                          ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable ....................................................  $        641,948     $        633,934
   Accrued expenses ....................................................           733,274              908,301
   Deferred revenue ....................................................           100,000              100,000
   Current maturities of capital leases ................................            41,439                   --
                                                                          ----------------     ----------------
         Total current liabilities......................................         1,516,661            1,642,235
Long-term liabilities:

   Deferred revenue.....................................................           775,000              850,000

   Long-term portion of capital leases..................................           184,752                   --
Shareholders' equity:

   Common Stock, no par value:
   Authorized -- 20,000,000
            Issued and outstanding shares (5,415,500 -- June 30, 2003;
            5,329,250 -- September 30, 2002)............................        41,809,005           41,253,128
   Accumulated deficit .................................................       (23,766,832)         (24,055,793)
   Unrealized gain (loss) on available-for-sale securities..............            12,668              (53,404)
         Total shareholders' equity.....................................        18,054,841           17,143,931
                                                                          ----------------     ----------------

Total liabilities and shareholders' equity..............................  $     20,531,254     $     19,636,166
                                                                          ================     ================

Note-- The Balance Sheet at September 30, 2002 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                JUNE 30,                         JUNE 30,
                                          2003            2002            2003            2002
                                      -----------     -----------      -----------     -----------
Net sales .........................   $ 3,777,490     $ 3,033,258      $11,034,349     $ 7,913,121
Cost of sales .....................     2,525,110       2,130,274        7,239,540       5,782,257
                                      -----------     -----------      -----------     -----------

Gross profit ......................     1,252,380         902,984        3,794,809       2,130,864

Costs and expenses:
   Marketing and selling ..........       550,279         639,153        1,628,206       1,656,816
   Research and development .......       215,221         193,790          635,193         627,349
   General and administrative .....       437,523         429,774        1,364,207       1,383,027
                                      -----------     -----------      -----------     -----------
       Total operating expenses ...     1,203,023       1,262,717        3,627,606       3,667,192

                                      -----------     -----------      -----------     -----------
Income (loss) from operations .....        49,357        (359,733)         167,203      (1,536,328)

Other income (expense):
   Interest income, net ...........        36,879          49,540          121,759         158,946
                                      -----------     -----------      -----------     -----------

Net income (loss) .................   $    86,236     $  (310,193)     $   288,962     $(1,377,382)
                                      ===========     ===========      ===========     ===========

Net income (loss) per share --
basic and diluted .................   $      0.02     $     (0.06)     $      0.05     $     (0.26)


Weighted average number of shares
outstanding -- basic ..............     5,406,529       5,328,500        5,366,060       5,328,500
                                      ===========     ===========      ===========     ===========
Weighted average number of shares
outstanding -- diluted ............     5,729,616       5,328,500        5,626,475       5,328,500
                                      ===========     ===========      ===========     ===========


See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                      JUNE 30,
                                                                             ----------------------------
                                                                                2003            2002
                                                                             -----------      -----------

OPERATING ACTIVITIES:
   Net income (loss) ...................................................     $   288,962      $(1,377,382)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization .......................................         944,327          958,291
   Changes in assets and liabilities:
   Accounts receivable .................................................        (551,446)        (267,889)
   Inventories .........................................................          16,233       (1,156,775)
   Other current assets ................................................        (102,143)         (27,401)
   Accounts payable ....................................................           8,014           69,357
   Deferred revenue ....................................................         (75,000)         975,000
   Other current liabilities ...........................................        (175,027)        (210,254)
                                                                             -----------      -----------
   Net cash provided by (used in) operating activities .................         353,919       (1,037,050)

INVESTING ACTIVITIES:
   Capital expenditures ................................................        (165,470)        (241,067)
   Patents .............................................................         (41,013)         (38,300)
   Sales (purchases) of marketable securities, net .....................         (47,680)          18,093
                                                                             -----------      -----------
   Net cash provided by (used in) investing activities .................        (254,163)        (261,355)

FINANCING ACTIVITIES:
   Payments on capital leases ..........................................          (8,833)            --
   Proceeds from issuance of common stock ..............................         555,877             --
                                                                             -----------      -----------
   Net cash provided by (used in) financing activities .................         547,044             --

Increase (decrease) in cash and cash equivalents .......................         646,800       (1,298,405)

Cash and cash equivalents at beginning of period .......................         411,618        1,842,796
                                                                             -----------      -----------

Cash and cash equivalents at end of period .............................     $ 1,058,418      $   544,391
                                                                             ===========      ===========



See Notes to Financial Statements

                          ROCHESTER MEDICAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2003

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2002 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month and nine-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

NOTE B -- NET INCOME (LOSS) PER SHARE

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


                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   -------------------      -------------------
                                                   JUNE 30,    JUNE 30,     JUNE 30,    JUNE 30,
                                                    2003        2002         2003        2002
                                                   -------     -------      -------     -------
Numerator
   Net income (loss) .........................     $    86     $  (310)     $   289     $(1,377)

Denominator
   Denominator for basic net income per share-       5,407       5,329        5,366       5,329
     weighted average shares outstanding
   Effect of dilutive stock options ..........         323        --            260        --
   Denominator for diluted net income per
     share-weighted average shares
     outstanding .............................       5,730       5,329        5,626       5,329

Basic and diluted net income per share .......     $  0.02     $ (0.06)     $  0.05     $ (0.26)
                                                   =======     =======      =======     =======

Employee stock options of 379,000 for the third quarter of fiscal year 2003 and for the nine months ended June 30, 2003 have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the Company's common stock. The effect of stock options for the three-month and nine-month periods ended June 30, 2002 have been excluded from the diluted net income per share calculation because they are antidilutive.

NOTE C -- STOCK BASED COMPENSATION

         The Company accounts for employee stock options in accordance with APB 25, "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expenses related to employee stock options, since options are always granted at a price equal to the market price on the day of grant.

         To determine the pro forma impact, the fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model and is then hypothetically amortized to compensation expenses over the four-year vesting period. The pro forma impact for the three-month and nine-month periods ended June 30 follows (in thousands, except per share):

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                  -----------------------   ----------------------
                                                     2003         2002         2003         2002
                                                  ----------   ----------   ----------   ---------
Reported Net Income (Loss) .....................  $       86   $     (310)  $     289    $  (1,377)
Pro Forma Impact of Expensing Stock Options ....        (134)        (190)       (402)        (572)
                                                  ----------   ----------   ----------   ---------
Pro Forma Net Income (Loss) ....................  $      (48)  $     (500)  $    (113)   $  (1,949)


Reported Basic Net Income (Loss) Per Share .....  $     0.02   $    (0.06)  $     0.05   $   (0.26)
Pro Forma Impact of Expensing Stock Options ....       (0.03)       (0.03)  $    (0.07)  $   (0.10)
                                                  ----------   ----------   ----------   ---------
Pro Forma Basic Net Income (Loss) Per Share ....  $    (0.01)  $    (0.09)  $    (0.02)  $   (0.36)


Reported Diluted Net Income (Loss) Per Share ...  $     0.02   $    (0.06)  $     0.05   $   (0.26)
Pro Forma Impact of Expensing Stock Options ....       (0.03)       (0.03)  $    (0.07)  $   (0.10)
                                                  ----------   ----------   ----------   ---------
Pro Forma Diluted Net Income (Loss) Per Share...  $    (0.01)  $    (0.09)  $    (0.02)  $   (0.36)


NOTE D -- INVESTMENTS IN MARKETABLE SECURITIES

         As of June 30, 2003, the carrying value of the Company's marketable securities, which consisted primarily of corporate bonds, was $4.1 million, including a $1.0 million corporate bond from Pacific Gas & Electric ("PG&E"). The PG&E investment was sold at 100% of face value on July 2, 2003, resulting in the Company realizing the full value of such investment.

NOTE E --  INVENTORIES

         Inventories consist of the following:

                                                                     JUNE 30,           SEPTEMBER 30,
                                                                       2003                 2002
                                                                    ----------          ----------
Raw materials ...........................................              722,939             595,971
Work-in-progress ........................................            1,715,173           1,881,150
Finished goods ..........................................            1,223,587           1,200,810
Reserve for inventory obsolescence ......................             (100,000)           (100,000)
                                                                    ----------          ----------
                                                                    $3,561,699          $3,577,931
                                                                    ==========          ==========

NOTE F -- COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes net income (loss) and all other nonowner changes in shareholders' equity during a period.

         The comprehensive income (loss) for the three-month and nine-month periods ended June 30, 2003 and 2002 consists of the following:


                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          JUNE 30,                               JUNE 30,
                                               ------------------------------         ------------------------------
                                                  2003               2002                2003                2002
                                               -----------        -----------         -----------        -----------
Net income (loss) .....................        $    86,236        $  (310,193)        $   288,962        $(1,377,382)

Unrealized gain (loss) on securities
  held, net ...........................             78,611              6,738              66,072             86,241
                                               -----------        -----------         -----------        -----------
Comprehensive income (loss) ...........        $   164,847        $  (303,455)        $   355,034        $(1,291,141)
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

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                         -----------------------         -----------------------
                                                          2003            2002            2003            2002
                                                         -------         -------         -------         -------
         Total Net Sales...........................        100%            100%            100%            100%
         Cost of Sales.............................         67%             70%             66%             73%
                                                         -------         -------         -------         -------
              Gross Margin.........................         33%             30%             34%             27%

         Operating Expenses:
              Marketing and Selling................         14%             21%             15%             21%
              Research and Development.............          6%              7%              6%              8%
              General and Administrative...........         12%             14%             12%             17%
                                                         -------         -------         -------         -------
         Total Operating Expenses..................         32%             42%             33%             46%

         Income (Loss) From Operations.............          1%            (12%)             2%            (19%)
         Interest Income, Net......................          1%              2%              1%              2%
                                                         -------         -------         -------         -------
         Net Income (Loss).........................          2%            (10%)             3%            (17%)
                                                         =======         =======         =======         =======


Three Month and Nine Month Periods Ended June 30, 2003 and June 30, 2002

         Net Sales. Net sales for the third quarter of fiscal 2003 increased 25% to $3,777,000 from $3,033,000 for the comparable quarter of last fiscal year. The sales increase resulted from increased sales to private label customers and increased branded sales, in both cases particularly in the international market.

         Net sales for the nine months ended June 30, 2003 increased 39% to $11,034,000 from $7,913,000 for the comparable nine-month period of last fiscal year. The nine-month sales increase primarily resulted from an increase in private label sales, as well as an increase in branded sales.

         Gross Margin. The Company's gross margin as a percentage of net sales for the third quarter of fiscal 2003 was 33% compared to 30% for the comparable quarter of last fiscal year. The current quarter's margin primarily reflects the Company's increased level of net sales offset against a relatively flat level of fixed overhead expense.

         The Company's gross margin as a percentage of net sales for the nine months ended June 30, 2003 was 34% compared to 27% for the comparable nine-month period of last fiscal year. Factors related to the nine-month margin are generally consistent with those discussed above for the current quarter.

         Marketing and Selling. Marketing and selling expense for the third quarter of fiscal 2003 decreased 14% to $550,000 from $639,000 for the comparable quarter of last fiscal year. The decrease in marketing and selling expense is primarily due to decreased extended care marketing costs.

         Marketing and selling expense for the nine months ended June 30, 2003 was generally flat as compared to marketing and selling expense for the comparable nine-month period of last fiscal year, with expenses of $1,628,000 for the nine months ended June 30, 2003, versus expenses of $1,657,000 for the comparable nine-month period of last fiscal year.

         Research and Development. Research and development expense for the third quarter of fiscal 2003 increased 11% to $215,000 from $194,000 for the comparable quarter of last fiscal year. The increase in research and development expense is primarily related to a comparatively higher level of development costs relating to the Company's intermittent catheters in the current year's third fiscal quarter.

         Research and development expense for the nine months ended June 30, 2003 was generally flat as compared to research and development expense for the comparable nine-month period of last fiscal year, with expenses of $635,000 for the nine months ended June 30, 2003, versus expenses of $627,000 for the comparable nine-month period of last fiscal year.

         General and Administrative. General and administrative expense for the third quarter of fiscal 2003 were generally flat as compared to general and administrative expense for the comparable quarter of last fiscal year, with expenses of $438,000 in the third quarter of fiscal 2003, versus expenses of $430,000 for the comparable quarter of last fiscal year.

         General and administrative expense for the nine months ended June 30, 2003 was generally flat as compared to general and administrative expense for the comparable nine-month period of last fiscal year, with expenses of $1,364,000 for the nine months ended June 30, 2003, versus expenses of $1,383,000 for the comparable nine-month period of last fiscal year.

         Interest Income. Interest income for the third quarter of fiscal 2003 decreased 26% to $37,000 from $50,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects an overall lower interest rate on short-term investments.

         Interest income for the nine months ended June 30, 2003 decreased 23% to $122,000 from $159,000 for the comparable nine-month period of last fiscal year. The decrease reflects an overall lower interest rate on short-term investments as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and marketable securities were $5.2 million at June 30, 2003 compared with $4.5 million at September 30, 2002.

         The Company generated $547,000 of cash from operating activities during the quarter, primarily reflecting net income before depreciation offset by increases in current assets and decreases in current liabilities.

         During the third quarter of fiscal 2002, the Company entered into an agreement with Coloplast granting Coloplast exclusive marketing and distribution rights with respect to the Company's Release-NF Foley catheters in certain geographic areas. Coloplast paid the Company $1,000,000 for these exclusive rights. In accordance with generally accepted accounting principles, the Company recognized $25,000 of this amount as revenue in the third quarter of fiscal 2003 and the remaining amount not recognized in prior periods constitutes deferred revenue which will be recognized over the term of the agreement.

         During the fiscal quarter ended March 31, 2002, the Company entered into a $1,000,000 revolving line of credit with U.S. Bank National Association. As of June 30, 2003, the Company did not have any amounts outstanding under this line of credit.

         During the nine-month period ended June 30, 2003, the Company's working capital position, excluding cash and marketable securities, increased by a net $954,000. Accounts receivable balances during this period increased 29% or $551,000 primarily as a result of increased sales and the timing of orders. Inventories decreased 0.4% or $16,000. Other current assets increased 135% or $293,000 during the recent nine-month period primarily as a result of prepaid insurance premiums and prepayments relating to certain manufacturing equipment. Current liabilities decreased 8% or $126,000 during the recent nine-month period, primarily reflecting the timing of payments relating to accounts payable and accruals of executive bonus compensation. In addition, capital expenditures during this period were $209,000, representing a decrease of 13% from the prior fiscal year's period.

         The Company believes that its capital resources on hand at June 30, 2003, together with revenues from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 2002. However, the Company may be required to seek additional funding sources, such as additional borrowings under the Company's revolving line of credit or equity or debt financings, to fund the Company's working capital requirements. If the Company decides to seek additional financing, there can be no assurance as to the outcome of such efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing could result in significant cash constraints and financial issues for the Company.

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

ITEM 4.     CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

         Changes in Internal Controls. During our third fiscal quarter, there have not been any significant changes in the Company's internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits:

                     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     32.1 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)       Reports on Form 8-K:

                    The Company filed an 8-K dated April 21, 2003 reporting under Item 7 ("Financial Statements and Exhibits") and Item 9 ("Regulation FD Disclosure"), a press release announcing the Company's financial results for the second fiscal quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ROCHESTER MEDICAL CORPORATION


Date: August 12, 2003              By:    /s/ Anthony J. Conway
                                       -----------------------------------
                                           Anthony J. Conway
                                           President and Chief Executive Officer


Date: August 12, 2003              By:    /s/ David A. Jonas
                                       -----------------------------------
                                           David A. Jonas
                                           Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS


EXHIBIT                                                                     PAGE
-------                                                                     ----

31.1     Certification of Chief Executive Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002............................

31.2     Certification of Chief Financial Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002............................

32.1     Certification of Chief Financial Officer pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002............................

32.2     Certification of Chief Financial Officer pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002............................