Form 10-K
period 2003-09-30
ROCHESTER MEDICAL CORPORATION
filed 2003-12-17
CIK 868368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 OR 15(d)
of the Securities Exchange Act of 1934

For fiscal year ended September 30, 2003

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

Common Stock without par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes    X    No

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes     No    X

The issuer’s revenues for its most recent fiscal year were $14,655,372.

The aggregate market value of voting stock held by non-affiliates based upon the closing Nasdaq sale price on March 31, 2003 was $44,711,175.

Number of shares outstanding on December 4, 2003 was 5,428,431 Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for its January 22, 2004 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

ITEM 1. Business

Overview

     Rochester Medical Corporation (the “Company”) develops, manufactures and markets a broad line of innovative, technologically enhanced latex-free urinary continence and urine drainage care products for the extended care and acute care markets. The Company’s extended care products include a line of male external catheters for managing male urinary incontinence and a line of intermittent catheters for managing both male and female urinary retention. The extended care products also include the FemSoft® Insert, a soft, liquid-filled, conformable urethral insert for managing female stress urinary incontinence in adult females. The Company’s acute care products include a line of standard Foley catheters and its RELEASE-NF® Catheter, an antibacterial Foley catheter that reduces the incidence of hospital acquired urinary tract infection (“UTI”). A small percentage of the Company’s extended care products also are used in the acute care market.

     The Company markets its products under its Rochester Medical® brand through a direct sales force in the United States and independent distributors in international markets. The Company also supplies its products to several large medical product companies for sale under brands owned by these companies.

     The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K available free of charge through its website, at www.rocm.com, as soon as reasonably practicable after it electronically files such material with (or furnishes such material to) the Securities and Exchange Commission. The information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Form 10-K.

Extended Care Products

     Male External Catheters. The Company’s male external catheters are self-care, disposable devices for managing male urinary incontinence. The Company manufactures and markets four models of silicone male external catheters: the UltraFlex®, Pop-On®, Wide Band® and Natural® catheters. The UltraFlex catheter has adhesive positioned midway down the catheter sheath. The “Pop-On” catheter has a sheath that is shorter than that of a standard male external catheter and has adhesive applied to the full length of the sheath. It is designed to accommodate patients who require shorter-length external catheters. The Company’s Wide Band self-adhering male external catheter has an adhesive band which extends over the full length of the sheath, providing approximately 70% more adhesive coverage than other conventional male external catheters. The full length and forward placement of the Wide Band adhesive is designed to reduce adhesive failure and the resulting leakage, which is a common complaint among users of male external catheters. The Natural catheter is a non-adhesive version of the Company’s male external catheter.

     All models of the Company’s male external catheters are produced in five sizes for better patient fit. The Company’s male external catheters are made from silicone, a non-toxic and biocompatible material that eliminates the risks of latex-related skin irritation. Silicone catheters are also odor free and have greater air permeability than catheters made from other materials, including latex. Air permeability reduces skin irritation and damage from catheter use and thereby increases patient comfort. The Company’s silicone catheters are transparent, permitting visual skin inspection without removal of the catheters and aiding proper placement of the catheters. The Company’s catheters also have a kink-proof funnel design to ensure uninterrupted urine flow. The self-adhering technology and patented forward-placement of the adhesive simplifies application of the catheters and provides a strong bond to the skin for greater patient confidence and improved wear.

     The Company also manufactures and sells male external catheters made from a proprietary non-latex, non-silicone material to certain private label customers. Certain of these catheters use the same self-adhesive technology as the Company’s silicone male external catheters. Like the silicone male external catheters, these non-silicone catheters eliminate the risk of latex reactions and latex-related skin irritations. The non-silicone catheters also are odor free.

     Intermittent Catheters. The Company’s Personal Catheters® are a line of disposable intermittent catheters manufactured from silicone. The Company produces the Personal Catheters in three lengths for male, female, and pediatric use and in multiple diameters. The Company produces three distinct versions of the Personal Catheter: the basic Standard Personal Catheter, the Antibacterial Personal Catheter and the Hydrophilic Personal Catheter. The Antibacterial Personal Catheter provides site-specific delivery of nitrofurazone, a drug that has been proven effective in reducing urinary tract infections. The Hydrophilic Personal Catheter becomes extremely slippery when moistened, providing a very low friction surface for ease and comfort during insertion and removal. All of the Personal Catheter designs are latex-free and PVC-free, eliminating the allergen, toxin or disposal concerns commonly associated with latex and PVC catheters.

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

Acute Care Products

     Foley Catheters. The Company’s RELEASE-NF Catheter is a silicone Foley catheter that has been designed to reduce the incidence of hospital acquired UTI. Using patented technology, the RELEASE-NF Catheter incorporates nitrofurazone, an effective broad-spectrum antibacterial agent, into the structure of the catheter, permitting sustained release of a controlled dosage directly into the urinary tract to retard the onset of infection.

     The Company also offers standard silicone Foley catheters in a two-lumen version for urinary drainage management and in a three-lumen version for irrigation of the urinary tract. These Foley catheters are available in all adult and pediatric sizes. All of the Company’s silicone Foley catheters eliminate the risk of the allergic reactions and tissue irritation and damage associated with latex Foley catheters. The Company’s Foley catheters are transparent which enables healthcare professionals to observe urine flow. Unlike the manufacturing processes used by producers of competing silicone Foley catheters, in which the balloon is made separately and attached by hand in a separate process involving gluing, the Company’s automated manufacturing processes allow the Company to integrate the balloon into the structure of the Foley catheter, resulting in a smoother, more uniform exterior that may help reduce irritation to urinary tissue.

     The Company’s Foley catheters are packaged sterile in single catheter strips and sold under the Rochester Medical brand and under private label arrangements. In addition, the Company sells its Foley catheters in bulk under private label arrangements for packaging in kits with tubing, collection bags and other associated materials.

Technology

     The Company uses proprietary, automated manufacturing technologies and processes to manufacture continence care devices cost effectively. The production of the Company’s products also depends on its materials expertise and know-how in the formulation of silicone and advanced polymer products. The Company’s proprietary liquid encapsulation technology enables it to manufacture innovative products, such as its FemSoft Insert, that have soft, conformable, liquid-filled reservoirs, which cannot be manufactured using conventional technologies. Using this liquid encapsulation technology, the Company can mold and form liquid encapsulated devices in a variety of shapes and sizes in an automated process. The Company’s manufacturing technologies and materials know-how also allow the Company to incorporate a sustained release antibacterial agent into its products. The Company believes that its manufacturing technology is particularly well-suited to high unit volume production and that its automated processes enable cost-effective production. The Company further believes that its manufacturing and materials expertise, particularly its proprietary liquid encapsulation technology, may be applicable to a variety of other devices for medical applications. The Company plans to consider, commensurate with its financial and personnel resources, future research and development activities to investigate opportunities provided by the Company’s technology and know-how.

     The Company believes that its proprietary manufacturing processes, materials expertise, custom designed equipment and technical know-how allow it to simplify and further automate traditional catheter manufacturing techniques to reduce the Company’s manufacturing costs. In order to manufacture high quality products at competitive costs, the Company concurrently designs and develops new products and the processes and equipment to manufacture them.

Marketing and Sales

     To date, the majority of the Company’s revenues have been derived from sales of its male external catheters and standard Foley catheters to medical products companies for resale under brands owned by such companies. Private label arrangements are likely to continue to account for a significant portion of the Company’s revenues in the foreseeable future, particularly in international markets where the Company does not maintain a direct sales presence.

     The Company sells its products in the United States under the Rochester Medical brand name through a six-person direct sales force. The primary markets for the Company’s products are distributors, extended care facilities and individual hospitals and healthcare institutions.

     The Company relies on arrangements with medical product companies and independent distributors to sell the Company’s products in Europe and other international markets. These arrangements are conducted under the Rochester Medical brand name and under brands controlled by the medical product companies.

Manufacturing

     The Company designs and builds custom equipment to implement its manufacturing technologies and processes. The Company’s manufacturing facilities are located in Stewartville, Minnesota. The Company produces its Foley catheters on one production line and its male external catheters on other lines. The Company has constructed a separate manufacturing facility to house its liquid encapsulation manufacturing operations, and has installed the FemSoft Insert and intermittent catheter manufacturing line in this facility.

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

     The Company’s manufacturing facility has been designed to accommodate the specialized requirements for the manufacture of medical devices, including the Food and Drug Administration’s (“FDA”) requirements for Quality System Regulation (“QSR”).

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

Research and Development

     The Company believes that its ability to add new products to its existing continence care product lines is important to the Company’s future success. Accordingly, the Company is engaged in ongoing research and development to develop and introduce new products which provide additional features and functionality. In the future, consistent with market opportunities and the Company’s financial and personnel resources, the Company intends to perform clinical studies for other of its products in development.

     Research and development expense for fiscal years 2003, 2002 and 2001 was $875,000, $835,000 and $1,062,000, respectively.

Competition

     The continence care market is highly competitive. The Company believes that the primary competitive factors include price, product quality, technical capability, breadth of product line and distribution capabilities. The Company’s ability to compete is affected by its product development and innovation capabilities, its ability to obtain regulatory clearances, its ability to protect the proprietary technology of its products and manufacturing processes, its marketing capabilities, and its ability to attract and retain skilled employees, to maintain current distribution relationships, to establish new distribution relationships and to secure participation in purchase contracts with group purchasing organizations. The Company believes that it is important for the Company to differentiate its products in order to attract large customers, such as distributors, dealers, institutions and home care organizations.

     The Company’s products compete with a number of alternative products and treatments for continence care. The Company’s ability to compete with these alternative methods for urinary continence care depends on the relative market acceptance of alternative products and therapies and the technological advances in these alternative products and therapies. Any development of a broad-based and effective cure for a significant form of incontinence could have a material adverse effect on sales of continence care devices such as the Company’s products.

     The Company competes directly for sales of continence care devices under the Company’s own brand with larger, multi-product medical device manufacturers and distributors such as C.R. Bard, Inc., Maersk Medical, Kendall Healthcare Products Company, Hollister, Mentor, Astra Tech AB and Coloplast. Many of the competitive alternative products or therapies to the Company’s products are distributed by larger competitors including Johnson & Johnson Personal Products Company, Kimberly-Clark Corporation and Proctor & Gamble Company (for adult diapers and absorbent pads), and C.R. Bard, Inc. (for injectable materials). Many of the Company’s competitors, potential competitors and providers of alternative products or therapies have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than the Company. It is possible that other large healthcare and consumer products companies may enter this market in the future. Furthermore, academic institutions, governmental agencies and other public and private research organizations will continue to conduct research, seek patent protection and establish arrangements for commercializing products in this market. Such products may compete directly with products which may be offered by the Company.

Patents and Proprietary Rights

     The Company’s success may depend in part on its ability to obtain patent protection for its products and manufacturing processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company may seek patents on certain features of its products and technology based on the Company’s analysis of various business considerations, such as the cost of obtaining a patent, the likely scope of patent protection and the benefits of patent protection relative to relying on trade secret protection. The Company also relies upon trade secrets, know-how and continuing technological innovations to develop and maintain its competitive position.

     The Company owns 19 United States patents and a number of corresponding foreign patents that generally relate to certain of the Company’s catheters and devices and certain of the Company’s production processes. In addition, the Company owns a number of pending United States and corresponding foreign patent applications. The Company may file additional patent applications for certain of the Company’s current and proposed products and processes in the future.

     There can be no assurance that the Company’s patents will be of sufficient scope or strength to provide meaningful protection of the Company’s products and technologies. The coverage sought in a patent application can be denied or significantly reduced before the patent is issued. In addition, there can be no assurance that the Company’s patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company.

     Should attempts be made to challenge, invalidate or circumvent the Company’s patents in the United States Patent and Trademark Office and/or courts of competent jurisdiction, including administrative boards or tribunals, the Company may have to participate in legal or quasi-legal proceedings therein, to maintain, defend or enforce its rights in these patents. Any legal proceedings to maintain, defend or enforce the Company’s patent rights can be lengthy and costly, with no guarantee of success. There also can be no assurance that the Company will file additional patent applications or that additional patents will issue from the Company’s pending patent applications.

     A claim by third parties that the Company’s current products or products under development allegedly infringe their patent rights could have a material adverse effect on the Company. The Company is aware that others have obtained or are pursuing patent protection for various aspects of the design, production and manufacturing of continence care products. The medical device industry is characterized by frequent and substantial intellectual property litigation, particularly with respect to newly developed technology. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company’s technical and management personnel. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from such parties, if licenses to such rights could be obtained, and/or require the Company to cease using such technology. There can be no assurance that if such licenses were obtainable, they would be obtainable at costs reasonable to the Company. If forced to cease using such technology, there can be no assurance that the Company would be able to develop or obtain alternate technology. Additionally, if third party patents containing claims affecting the Company’s technology are issued and such claims are determined to be valid, there can be no assurance that the Company would be able to obtain licenses to such patents at costs reasonable to the Company, if at all, or be able to develop or obtain alternate technology. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing, using or selling certain of its products, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

     There also can be no assurance that any third party does not currently have, has not applied for, or might not in the future apply for, additional patents in the United States or abroad which, if ultimately granted, might be infringed in such country by any of the Company’s products as currently configured or any other product of the Company and provide the basis for an infringement action in such country against the Company.

     The Company also relies on proprietary manufacturing processes and techniques, materials expertise and trade secrets applicable to the manufacture of its products. The Company seeks to maintain the confidentiality of this proprietary information. There can be no assurance, however, that the measures taken by the Company will provide the Company with adequate protection of its proprietary information or with adequate remedies in the event of unauthorized use or disclosure. In addition, there can be no assurance that the Company’s competitors will not independently develop or otherwise gain access to processes, techniques or trade secrets that are similar or superior to the Company’s. Finally, as with patent rights, legal action to enforce trade secret rights can be lengthy and costly, with no guarantee of success.

Government Regulation

     The manufacture and sale of the Company’s products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. In the United States, the medical devices manufactured and sold by the Company are subject to laws and regulations administered by the FDA, including regulations concerning the prerequisites to commercial marketing, the conduct of clinical investigations, compliance with QSR and labeling.

     A manufacturer may seek from the FDA market authorization to distribute a new medical device by filing a 510(k) Premarket Notification (“510(k)”) to establish that the device is “substantially equivalent” to medical devices legally marketed in the United States prior to the Medical Device Amendments of 1976. A manufacturer may also seek market authorization for a new medical device through the more rigorous Premarket Approval (“PMA”) application process, which requires the FDA to determine that the device is safe and effective for the purposes intended.

     The Company received FDA marketing authorization for its FemSoft Insert on September 30, 1999 pursuant to a PMA. As a condition of FDA approval of the Company’s PMA filing based on interim clinical study results, the Company was required to complete its most recent clinical study of the FemSoft Insert and submit the additional data to the FDA for its further consideration to determine whether such approval should be continued. The Company completed its latest clinical study in fiscal 2003 and submitted the additional data to the FDA, and currently is awaiting their response. There can be no assurance that these additional data will be sufficient in the FDA’s opinion to permit continued marketing of the device even though the PMA filing for the FemSoft Insert was initially approved by the FDA. All of the Company’s other marketed products have received FDA marketing authorization pursuant to 510(k) notifications.

     The Company is also required to register with the FDA as a medical device manufacturer. As such, the Company’s manufacturing facilities are inspected on a routine basis for compliance with QSR. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to design, manufacturing, testing and quality control activities. As a medical device manufacturer, the Company is further required to comply with FDA requirements regarding the reporting of adverse events associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. FDA regulations also govern product labeling and can prohibit a manufacturer from marketing an approved device for unapproved applications. If the FDA believes that a manufacturer is not in compliance with the law, it can institute enforcement proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the manufacturer, its officers and employees.

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

     Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences may affect the efficiency and timeliness of international market introduction of the Company’s products. For countries in the European Union (“EU”), medical devices must display a CE mark before they may be imported or sold. In order to obtain and maintain the CE mark, the Company must comply with the Medical Device Directive and pass an initial and annual facilities audit inspections to ISO 9001 by an EU inspection agency. The Company has obtained ISO 9001 quality system certification for the CE mark for the products its currently manufactures. In order to maintain certification, the Company is required to pass annual facilities audit inspections conducted by EU inspectors.

     In addition, international sales of medical devices manufactured in the United States that have not been approved by the FDA for marketing in the United States are subject to FDA export requirements. These require that the Company obtain documentation from the medical device regulatory authority of the destination country stating that sale of the medical device is not in violation of that country’s medical device laws, and, under some circumstances, may require the Company to apply to the FDA for permission to export a device to that country.

Third Party Reimbursement

     In the United States, healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, Medicaid, private health insurance plans and managed care organizations, to reimburse all or a portion of the cost of the devices. The Medicare program is funded and administered by the federal government, while the Medicaid program is jointly funded by the federal government and the states, which administer the program under general federal oversight. The Company believes its currently marketed products, including the RELEASE-NF Catheter, are generally eligible for coverage under these third party reimbursement programs. The Company has received Medicare reimbursement for the FemSoft Insert, and several private health insurance plans also offer this reimbursement. The competitive position of certain of the Company’s products may be partially dependent upon the extent of reimbursement for its products.

     The federal government and certain state governments continually consider various proposals to reform the Medicare and Medicaid health care reimbursement system. The Company is unable to evaluate what legislation may be drafted and whether or when any such legislation will be enacted and implemented. Certain of the proposals, if adopted, could have an adverse effect on the Company’s business, financial condition and results of operations.

     In foreign countries, the policies and procedures for obtaining third party payment of reimbursement for medical devices vary widely. Compliance with such procedures may delay or prevent the eligibility of the Company’s branded and/or private label products for reimbursement, and have an adverse effect on the Company’s ability to sell its branded or private label products in a particular foreign country.

Private Label Distribution Agreements

     The Company supplies a number of medical product companies with products on a private label basis. The Company’s practice has been to enter into written agreements with these distributors of the Company’s products.

     In two instances to date, the Company has entered into agreements with distributors providing for certain exclusive marketing and distribution rights. In fiscal 2002, the Company entered into an agreement with Coloplast granting Coloplast exclusive marketing and distribution rights with respect to the Company’s Release-NF Foley catheters in certain geographic areas. In addition, during the fiscal quarter ended September 30, 2003, the Company entered into an agreement granting to another distributor exclusive marketing and distribution rights in certain geographic areas with respect to the Company’s hydrophilic intermittent catheters.

Employees

     As of September 30, 2003, the Company employed 165 full-time employees, of whom 130 were in manufacturing, and the remainder in marketing and sales, research and development and administration. The Company is not a party to any collective bargaining agreement and believes its employee relations are good.

Executive Officers of the Registrant

     The executive officers of the Company as of December 1, 2003 are as follows:

Name	Age	Position

Anthony J. Conway	59	Chairman of the Board, Chief Executive Officer,
		President and Secretary
David A. Jonas	39	Chief Financial Officer and Treasurer
Philip J. Conway	47	Vice President, Production Technologies
Richard D. Fryar	56	Vice President, Research and Development
Dara Lynn Horner	45	Vice President, Marketing
Martyn R. Sholtis	44	Corporate Vice President

     Anthony J. Conway, a founder of the Company, has served as Chairman of the Board, Chief Executive Officer, President and Secretary of the Company since May 1988. In addition to his duties as Chief Executive Officer, Mr. Anthony Conway actively contributes to the Company’s research and development and design activities. From 1979 to March 1988, he was President, Secretary and Treasurer of Arcon Corporation (“Arcon”), a company that he co-founded in 1979 to develop, manufacture and sell latex-based male external catheters and related medical devices. Prior to founding Arcon, Mr. Anthony Conway worked for twelve years for International Business Machines Corporation (“IBM”) in various research and development capacities. Mr. Anthony Conway is one of the named inventors on numerous patent applications that have been assigned to the Company, of which to date 19 have resulted in issued United States patents and 32 have resulted in issued foreign patents.

     David A. Jonas has served as the Company’s Treasurer since November 2000 and as its Chief Financial Officer since May 2001. From June 1, 1998 until May 2001, Mr. Jonas served as the Company’s Controller. From August 1999 until October 2001, Mr. Jonas served as the Company’s Director of Operations and had principal responsibility for the Company’s operational activities. Since November 2000, Mr. Jonas has had principal responsibility for the Company’s financial activities. Prior to joining the Company, Mr. Jonas was employed in various financial, financial management and operational management positions with Polaris Industries, Inc. from January 1989 to June 1998. Mr. Jonas holds a BS degree in Accounting from the University of Minnesota and is a certified public accountant.

     Philip J. Conway, a founder of the Company, has served as Vice President of Production Technologies of the Company since August 1999 and as a Director of the Company since May 1988. From 1988 to July 1999, Mr. Philip Conway served as Vice President of Operations of the Company. Mr. Philip Conway is responsible for plant design as well as new product and production processes, research, design and development activities. Since November 2001, he has had principal responsibility for the Company’s operational activities. From 1979 to March 1988, Mr. Philip Conway served as Plant and Production Manager of Arcon, a company that he co-founded. Prior to joining Arcon, Mr. Philip Conway was employed in a production supervisory capacity by AFC Corp., a manufacturer and fabricator of fiberglass, plastics and other composite materials. He is one of the named inventors on numerous patent applications that have been assigned to the Company, of which to date 19 have resulted in issued United States patents and 32 have resulted in issued foreign patents.

     Richard D. Fryar, a founder of the Company, has served as Vice President, Research and Development and as a director of the Company since May 1988. Mr. Fryar is responsible for overseeing the Company’s research and development and regulatory affairs activities. From 1984 to March 1988, Mr. Fryar was employed by Arcon, a company that he co-founded, in research and development capacities. From 1969 to 1984, he was employed by IBM in various research and development capacities. He is one of the named inventors on numerous patent applications that have been assigned to the Company, of which to date 19 have resulted in issued United States patents and 32 have resulted in issued foreign patents.

     Dara Lynn Horner joined the Company in November 1998 and serves as the Company’s Vice President of Marketing. From November 1998 until November 1999, Ms. Horner served as Marketing Director for the Company’s FemSoft Insert product line. Ms. Horner has principal responsibility for management of the Company’s marketing activities. From 1990 until joining the Company in 1998, Ms. Horner was employed by Lake Region Manufacturing, Inc., a medical device manufacturer, most recently as Marketing Director.

     Martyn R. Sholtis joined the Company in April 1992 and serves as the Company’s Corporate Vice President. Mr. Sholtis is responsible for all international and private label sales and for corporate business development activities. From 1985 to 1992 Mr. Sholtis was employed by Sherwood Medical, a company that manufactured and sold a variety of disposable medical products including urological catheters, most recently as Regional Sales Manager for the Nursing Care Division.

     Messrs. Anthony J. Conway, Philip J. Conway and Peter R. Conway, a director of the Company, are brothers.

ITEM 2. Properties

     The Company’s administrative offices and liquid encapsulation manufacturing facilities occupy a 52,000 square foot manufacturing and office facility on a 33 acre site owned by the Company and located in an industrial park in Stewartville, Minnesota. The Company’s male external and Foley catheter manufacturing facilities consists of a 34,000 square foot manufacturing and office building located on a nearby 3.5 acre site owned by the Company in the same industrial park.

ITEM 3. Legal Proceedings

     The Company is not involved in any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2003.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Common Stock is quoted on the Nasdaq National Market under the symbol ROCM. The following table sets forth, for the periods indicated, the range of high and low last sale prices for the Common Stock as reported by the Nasdaq National Market.

	High	Low

Fiscal 2002
First Quarter	$6.50	$4.05
Second Quarter	6.23	4.90
Third Quarter	6.25	4.50
Fourth Quarter	7.85	5.35
Fiscal 2003
First Quarter	$8.70	$5.94
Second Quarter	11.00	7.90
Third Quarter	12.30	9.90
Fourth Quarter	11.84	10.06

Equity Compensation Plan Information As of September 30, 2003

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column
			(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	948,300	$8.42	198,250
Equity compensation plans not approved by security holders(2)	18,000	$13.88	32,000
Total	966,300	$8.52	230,250

(1)	Includes shares issuable under the Company’s 1991 Stock Option Plan and 2001 Stock Incentive Plan.

(2)	Includes shares issuable to persons other than full-time officers or employees of the Company pursuant to the exercise of stock options granted under the Company’s 1995 Non-Statutory Stock Option Plan that do not qualify as “incentive stock options” within the meaning of Section 422 of the Code.

Holders

     As of December 3, 2003, the Company had 155 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own Common Stock in nominee or street name.

Dividends

     The Company has paid no cash dividends on its Common Stock, and it does not intend to pay cash dividends on its Common Stock in the future.

ITEM 6. Selected Financial Data

     The following selected financial data of the Company as of September 30, 2003 and 2002 and for the three fiscal years ended September 30, 2003, 2002 and 2001 are derived from, and should be read together with, the financial statements of the Company audited by Ernst & Young LLP, independent auditors, included elsewhere in this Form 10-K. The following selected financial data as of September 30, 2001, 2000 and 1999 and for the fiscal years ended

September 30, 2000 and 1999 are derived from audited financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	Fiscal Years Ended September 30,

	2003	2002	2001	2000	1999

		(in thousands, except per share data)
Statements of Operations Data:
Net sales	$14,655	$11,076	$8,302	$7,860	$7,341
Cost of sales	9,574	7,888	6,304	6,151	5,602

Gross profit	5,081	3,188	1,998	1,709	1,739
Operating expenses:
Marketing and selling	2,225	2,196	2,545	4,589	3,944
Research and development	875	835	1,062	1,008	1,052
General and administrative	1,809	1,763	1,730	2,238	1,863

Total operating expenses	4,909	4,794	5,337	7,835	6,859

Income (loss) from operations	172	(1,606)	(3,339)	(6,126)	(5,120)
Interest income, net	158	212	384	595	719

Net income (loss)	330	$(1,394)	$(2,995)	$(5,531)	$(4,401)

Net income (loss) per common share — basic and diluted	$.06	$(.26)	$(.55)	$(1.04)	$(.83)
Weighted average number of common shares outstanding — basic	5,380	5,329	5,339	5,341	5,333
Weighted average number of common shares outstanding — diluted	5,654	5,329	5,339	5,341	5,333

	As of September 30,

	2003	2002	2001	2000	1999

		(in thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$5,966	$4,464	$5,748	$8,859	$13,246
Working capital	10,398	8,523	8,319	10,329	15,486
Total assets	21,125	19,636	19,659	23,254	28,702
Long-term debt and leases	267	—	—	—	—
Accumulated deficit	(23,726)	(24,056)	(22,661)	(19,706)	(14,175)
Total shareholders’ equity	$18,142	$17,144	$18,455	$21,573	$27,177

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Statements other than historical information contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “may,” “will,” “expect,” “anticipate,” “predict,” “intend,” “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology. The forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” below. Readers are cautioned not to place undue reliance on the forward-looking statements, which reflect management’s opinion only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

Application of Critical Accounting Policies

     Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates these estimates and judgments. The Company bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the Company’s financial statements.

     Inventories

     Inventories are valued at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or the current estimated market value of the inventory. The Company’s policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products. At September 30, 2003, this reserve was $100,000, which was equal to the amount of the reserve at September 30, 2002. If actual future demand or market conditions differ from those projected by the Company, additional inventory valuation adjustments may be required. These valuation adjustments would be included in cost of goods sold.

     Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts, which is calculated by a combination of specific account identification as well as percentages of past due balances. At September 30, 2003, this allowance was $69,948 compared to $64,629 at September 30, 2002. If actual future demand or market conditions differ from those projected by the Company, additional receivables valuation adjustments may be required.

     Revenue Recognition

     The Company recognizes revenue from product sales upon shipment. Amounts received for upfront license fees under multiple-element supply and distribution arrangements are deferred and recognized over the period of supply, if such arrangements require the Company’s on-going services or performance.

     Income Taxes

     The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient taxable income in the United States, based on estimates and assumptions. The Company records a valuation allowance to reduce the carrying value of its net deferred tax asset to the amount that is more likely than not to be realized. For the year ended September 30, 2003, the Company recorded a $9.3 million valuation allowance related to its net deferred tax assets of $9.3 million. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made. On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance.

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales:

	Fiscal Years Ended September 30,

	2003	2002	2001

Total net sales	100%	100%	100%
Cost of sales	65	71	76

Gross margin	35	29	24
Operating expenses:
Marketing and selling	15	20	30
Research and development	6	8	13
General and administrative	13	16	21

Total operating expenses	34	44	64
Income (loss) from operations	1	(15)	(40)
Interest income, net	1	2	5

Net income (loss)	2	(13)%	(35)%

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

     Net Sales. Net sales increased 32.3% to $14.7 million in fiscal 2003 from $11.1 million in the prior fiscal year, which sales primarily were comprised of the Company’s male external catheters, Foley catheters and intermittent catheters. Domestic sales increased 22% compared to the prior fiscal year, with growth of 19% in Rochester Medical brand product sales and growth of 23% in sales to domestic private label customers. International sales increased 46% in fiscal 2003 compared to the prior fiscal year, primarily due to growth in European markets, with international growth of 38% in Rochester Medical brand product sales and international growth of 52% in sales to international private label customers. The Company believes that its sales growth in part has been attributable to an increasing preference in the marketplace for silicone versus latex products.

     The Company believes that sales growth in fiscal 2003 was in large part attributable to an increase in net sales to five significant customers of the Company who collectively accounted for approximately 44% of total net sales in fiscal 2003. In fiscal 2003, sales to Mentor represented 14% of net sales, sales to Hollister represented 13% of net sales, and sales to two subsidiaries of Mentor, Porges and Mentor Medical (formerly Sims Portex), represented 6% and 5% of net sales, respectively. The Company anticipates that sales growth may not continue to be as robust in the first half of fiscal 2004 as in fiscal 2003, based in part upon the outlook of the Company’s top customers regarding their anticipated purchases in fiscal 2004.

     Gross Margin. The Company’s gross margin was 35% in fiscal 2003 compared to 29% in the prior fiscal year. The Company’s increase in gross margin in fiscal 2003 was due to increased utilization of production capacity and increased efficiencies in manufacturing.

     Marketing and Selling. Marketing and selling expense was relatively flat in fiscal 2003 as compared to fiscal 2002, with marketing and selling expense of approximately $2.2 million in each of fiscal 2003 and fiscal 2002. Marketing and selling expense as a percentage of net sales for fiscal 2003 and fiscal 2002 was 15% and 20%, respectively. The decrease in marketing and selling expense as a percentage of net sales primarily reflects the growth in net sales, while expenditures relating to the Company’s sales force, marketing team and network of distributor relationships have remained at relatively constant levels.

     Research and Development. Research and development expense increased 5% to $0.9 million in fiscal 2003 from $0.8 million in the prior fiscal year. The increase in research and development expense primarily reflects an increase in compensation. Research and development expense as a percentage of net sales for fiscal 2003 and fiscal 2002 was 6% and 8%, respectively. The decrease in research and development expense as a percentage of net sales primarily reflects the Company’s growth in net sales.

     General and Administrative. General and administrative expense was relatively flat in fiscal 2003 as compared to fiscal 2002, with general and administrative expense of approximately $1.8 million in each of fiscal 2003 and fiscal 2002. General and administrative expense as a percentage of net sales for fiscal 2003 and fiscal 2002 was 12% and 16%, respectively. The decrease in general and administrative expense as a percentage of net sales primarily reflects the growth in net sales, while general and administrative expenses have remained at relatively constant levels.

     Interest Income. Interest income decreased 26% to $158,000 in fiscal 2003 from $212,000 in the prior fiscal year. The decrease in interest income primarily reflects generally lower interest rates in fiscal 2003.

     Income Taxes. The Company has a history of pre-tax losses and had not generated taxable income since inception until fiscal 2003. While the Company had pre-tax income in fiscal 2003, the Company utilized a portion of its net operating loss carryforward and therefore, no federal income taxes are due for fiscal 2003.

     As of September 30, 2003, the Company has $24 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in 2005. The expiration by year for the upcoming five fiscal years and thereafter are as follows: 2004: $0; 2005: $159,000; 2006: $148,000; 2007: $1,168,000; 2008: $892,000; and thereafter: $21.6 million. In addition, under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of the Company’s net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

     The Company has established a valuation allowance against the entire amount of its deferred tax asset because it has not been able to conclude that it is more likely than not that it will be able to realize the deferred tax asset, due primarily to its history of operating losses.

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

     Net Sales. Net sales increased 33% to $11.1 million in fiscal 2002 from $8.3 million in the prior fiscal year, which sales primarily were comprised of the Company’s male external catheters and Foley catheters. Domestic sales increased 52% compared to the prior fiscal year, with growth of 10% in Rochester Medical brand product sales and growth of 123% in sales to domestic private label customers. International sales increased 15% in fiscal 2002 compared to the prior fiscal year, primarily due to growth in European markets, with international growth of 30% in Rochester Medical brand product sales and international growth of 5% in sales to international private label customers.

     In fiscal 2002, sales to Mentor represented 15% of net sales, sales to Hollister represented 13% of net sales, and sales to two subsidiaries of Mentor, Porges and Mentor Medical (formerly Sims Portex), represented 6% and 3% of net sales, respectively.

     Gross Margin. The Company’s gross margin was 29% in fiscal 2002 compared to 24% in fiscal 2001. The Company’s increase in gross margin in fiscal 2002 was due to increased utilization of production capacity and increased efficiencies in manufacturing.

     Marketing and Selling. Marketing and selling expense decreased 14% to $2.2 million in fiscal 2002 from $2.5 million in fiscal 2001. Marketing and selling expense as a percentage of net sales for fiscal 2002 and fiscal 2001 was 20% and 31%, respectively. The decrease in marketing and selling expense, both in absolute dollars and as a percentage of net sales, is primarily due to nonrecurring expenses for the development of marketing materials related to the FemSoft Insert in fiscal 2001 and a reduction in the size of the Company’s sales force.

     Research and Development. Research and development expense decreased 21% to $0.8 million in fiscal 2002 from $1.1 million in fiscal 2001. Research and development expense as a percentage of net sales for fiscal 2002 and fiscal 2001 was 8% and 13%, respectively. The decrease in research and development expense, both in absolute dollars and as a percentage of net sales, primarily reflects a reduction in costs of the FemSoft Insert clinical trials related to stage of completion.

     General and Administrative. General and administrative expense increased 2% to $1.8 million in fiscal 2002 from $1.7 million in fiscal 2001. The increase in general and administrative expense is primarily related to an overall increase in the level of insurance premiums, property taxes, Nasdaq fees and fees for legal, audit and tax-related services. General and administrative expense as a percentage of net sales for fiscal 2002 and fiscal 2001 was 16% and 21%, respectively. The decrease in general and administrative expense as a percentage of net sales primarily reflects the growth in net sales, while general and administrative expenses have increased at a comparatively lower rate.

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

     The Company’s cash, cash equivalents and marketable securities were $6.0 million at September 30, 2003 compared with $4.5 million at September 30, 2003.

     The Company generated a net $1,173,000 of cash in operating activities during the year. Investing activities, primarily capital expenditures, used net cash of $400,000 in fiscal 2003.

     In fiscal 2002, the Company entered into an agreement with Coloplast granting Coloplast exclusive marketing and distribution rights with respect to the Company’s Release-NF Foley catheters in certain geographic areas. Coloplast paid the Company $1,000,000 for these exclusive rights. In addition, during the fiscal quarter ended September 30, 2003, the Company entered into an agreement granting to another distributor exclusive marketing and distribution rights in certain geographic areas with respect to the Company’s hydrophilic intermittent catheters in exchange for a cash payment of $200,000. In accordance with generally accepted accounting principles, the Company is recognizing these amounts over the terms of the respective agreements.

     During the fiscal quarter ended March 31, 2002, the Company entered into a $1,000,000 revolving line of credit with U.S. Bank National Association. The Company had borrowings outstanding at various times during the fiscal year ended September 30, 2003. The agreement calls for a variable interest rate that is equal to 1% plus the one-month LIBOR rate. The agreement runs through March 31, 2004. As of September 30, 2003, the Company had no amounts outstanding under this line of credit.

     During fiscal 2003, the Company’s working capital position, excluding cash and marketable securities, increased by $372,000. Accounts receivable balances increased 29% or $549,000 during the fiscal year as a result of increased sales throughout the fiscal year. Inventories as of September 30, 2003 were relatively flat as compared to the prior fiscal year. Other current assets increased 25%, or $54,000, as a result of an increase in miscellaneous receivables. Current liabilities increased 12%, or $195,000, during the year, primarily as a result of the current maturities on capital leases and the incurrence of short-term debt. Changes in other asset and liability balances related to timing of expense recognition.

     In December 1999, the Board of Directors authorized a stock repurchase program. Up to one million shares of the Company’s outstanding common stock may be repurchased under the program. Purchases may be made from time to time at prevailing prices in the open market and through other customary means. No time limit has been placed on the duration of the stock repurchase program and it may be conducted over an extended period of time as business and market conditions warrant. The Company also may discontinue the stock repurchase program at any time. The repurchased shares will be available for reissuance pursuant to employee stock option plans and for other corporate purposes. The Company intends to fund such repurchases with currently available funds. During fiscal 2003, the Company did not repurchase any shares of common stock.

     The following table summarizes the Company’s contractual cash commitments as of September 30, 2003:

	Payments Due by Period

		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4 - 5 years	years
Long Term Debt	$159,800	$43,520	$79,900	$36,380	$—
Capital Lease Obligations	236,630	52,330	104,660	79,640	—

Total Contractual Cash Obligations	$396,430	$95,850	$184,560	$116,020	$—

     The Company currently believes that its existing resources and anticipated cash flows from operations will be sufficient to satisfy its capital needs for the foreseeable future. However, the Company’s actual liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of sales and marketing activities; the amount of revenues from sales of the Company’s existing and new products; changes in, termination of, and the success of, existing and new distribution arrangements; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; the cost and progress of the Company’s research and development efforts; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to the Company, if at all.

New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to apply FIN 46 for periods ending after December 15, 2003. The Company does not believe that FIN 46 will have an effect on the financial statements.

RISK FACTORS

Limited Revenues; History of Losses and Potential Future Losses

     The Company has generated only limited revenues to date and, prior to fiscal 2003, experienced net losses since its inception. Net income for the fiscal year ended September 30, 2003 was $330,000, while net losses for the fiscal years ended September 30, 2002, 2001 and 2000 were $1.4 million, $3.0 million and $5.5 million, respectively. The Company had an accumulated deficit of approximately $23.7 million at September 30, 2003. The Company’s ability to increase revenues and sustain profitability and positive cash flow over the next several years will depend primarily upon market acceptance of, and achievement of material sales from, the Company’s hydrophilic and antibacterial intermittent catheters and the RELEASE-NF Catheter, of which there can be no assurance. A substantial portion of the expenses associated with the Company’s manufacturing facilities are fixed in nature (i.e. depreciation) and will reduce the Company’s operating margin until such time, if ever, as the Company is able to increase utilization of its capacity through increased sales of its new products. As a result, there can be no assurance that the Company will ever generate substantial revenues or sustain profitability. Although the Company achieved profitability in fiscal 2003, the Company may experience net losses in subsequent fiscal years or fiscal quarters.

Dependence on a Small Number of Customers

     The Company depends on a relatively small number of customers for a significant portion of its net sales. The Company’s five largest customers in fiscal 2003 represented approximately 44% of the Company’s total net sales. Because the Company’s customers typically purchase products in relatively large quantities at a time, the Company’s financial performance can fluctuate from quarter to quarter depending upon the timing of their purchases. The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its net sales. Because the Company’s major customers represent such a large part of its business, the loss of any of the Company’s major customers could negatively impact the Company’s business.

     The Company’s major customers may not continue to purchase products from the Company at current levels or at all. In the past, the Company have lost customers due to its customers’ changes in technology preferences, customers’ shifting production of products to internal facilities and the acquisition of the Company’s customers. The Company may lose customers in the future for similar reasons. The Company may not be able to expand its customer base to make up any sales shortfalls if the Company loses a major customer. The Company’s attempts to diversify its customer base and reduce its reliance on particular customers may not be successful.

Dependence on Distribution Arrangements

     A significant portion of the Company’s net sales to date have depended on the Company’s ability to provide products that meet the requirements of medical product companies that resell or distribute the Company’s products, and on the sales and marketing efforts of such entities. Arrangements with these entities are likely to continue to be a significant portion of the

Company’s revenues in the future. There can be no assurance that the Company’s purchasers and distributors will be able to successfully market and sell the Company’s products, that they will devote sufficient resources to support the marketing of any of the Company’s products, that they will market any of the Company’s products at prices which will permit such products to develop, achieve, or sustain market acceptance, or that they will not develop alternative sources of supply. The failure of the Company’s purchasers and distributors to continue to purchase products from the Company at levels reasonably consistent with their prior purchases or to effectively market the Company’s products could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence Upon Key Personnel

     If we are unable to attract, train and retain highly-skilled technical, managerial, sales and marketing personnel, we may be at a competitive disadvantage and unable to develop new products or increase our revenue. We may grant large numbers of options to attract and retain personnel, which could be highly dilutive to our shareholders. The failure to attract, train, retain and effectively manage employees could negatively impact our research and development and sales efforts. In particular, the loss of sales personnel could lead to lost sales opportunities because it can take several months to hire and train replacement sales personnel. Uncertainty created by turnover of key employees could adversely affect our business, operating results and stock price.

Uncertainty of Market Acceptance of Products

     The Company has several products, including the hydrophilic and antibacterial intermittent catheters, the RELEASE-NF Catheter, and the FemSoft Insert, that represent new methods and improvements for urinary continence care. There can be no assurance that these products will gain any significant degree of market acceptance among physicians, healthcare payors and patients. Market acceptance of these products, if it occurs, may require lengthy hospital evaluations and/or the training of numerous physicians and clinicians, which could delay or dampen any such market acceptance. Moreover, approval of reimbursement for the Company’s products, competing products or alternative medical treatments, and the Company’s pricing policies will be important factors in determining market acceptance of these products. Any of the foregoing factors, or other factors, could limit or detract from market acceptance of these products. Insufficient market acceptance of these products could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Associated with Marketing and Sales of Rochester Medical Brand Products

     The Company’s success will depend on its ability to overcome established market positions of competitors and to establish its own market presence under the Rochester Medical brand name. One of the challenges facing the Company in this respect is the Company’s ability to compete with companies that offer a wider array of products to hospitals and medical care institutions, distributors and end users. In addition, the Company has been unsuccessful to date in competing in the Group Purchasing Organization (GPO) market, where organizations such as hospitals, rehabilitation centers and acute care facilities acquire products not directly from manufacturers, but rather from distributors where pricing is determined under agreements between those distributors and GPOs. The Company may also find it difficult to sell its products due to the limited recognition of its brand name.

Highly Competitive Markets; Alternative Treatments; Technological Advancements

     The medical products market in general is, and the markets for urinary continence care products in particular are, highly competitive. Many of the Company’s competitors have greater name recognition than the Company and offer well known and established products, some of which are less expensive than the Company’s products. As a result, even if the Company can demonstrate that its products provide greater ease of use, lifestyle improvement or beneficial effects on medical outcomes over the course of treatment, the Company may not be successful in capturing a significant share of the market. In addition, many of the Company’s competitors offer broader product lines than the Company, which may be a competitive advantage in obtaining contracts with GPOs, and may adversely affect the Company’s ability to obtain contracts with such GPOs. Additionally, many of the Company’s competitors have substantially more marketing and sales experience than the Company and substantially larger sales forces and greater resources to devote to such efforts. There can be no assurance that the Company will be able to compete successfully against such competitors.

     Urinary continence care can be managed with a variety of alternative medical treatments and management products or techniques, including adult diapers and absorbent pads, surgery, behavior therapy, pelvic muscle exercise, implantable devices, injectable materials and other medical devices. Manufacturers of these products or techniques are engaged in research to develop more advanced versions of current products and techniques. Many of the companies that are engaged in such development work have substantially greater capital resources than the Company and greater expertise than the Company in research, development and regulatory matters. There can be no assurance that the Company’s products will be able to compete with existing or future alternative products, techniques or therapies, or that advancements in existing products, techniques or therapies will not render the Company’s products obsolete.

Possible Need for Additional Capital

     The Company believes its existing resources and anticipated cash flows from operations will be sufficient to satisfy its capital needs for the foreseeable future. However, the Company’s actual liquidity and capital requirements will depend on numerous factors, including the costs and timing of expansion of sales and marketing activities; the amount of revenues from sales of the Company’s existing and new products, including hydrophilic and antibacterial intermittent catheters, the RELEASE-NF Catheter and the FemSoft Insert; changes in, termination of, and the success of, existing and new distribution arrangements; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments relating to regulatory and third party reimbursement matters; the cost and progress of the Company’s research and development efforts; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborate relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company’s business, financial condition and results of operations.

There can be no assurance that such financing, if required, will be available on terms satisfactory to the Company, if at all.

Effects of Government Regulation

     The Company’s products, product development activities and manufacturing processes are subject to extensive regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction of medical devices as well as manufacturing, labeling and record keeping procedures for such products. The process of obtaining marketing clearance for new medical products from the FDA can be costly and time consuming, and there can be no assurance that such clearance will be granted timely, if at all, for the Company’s products in development, or that FDA review will not involve delays that would adversely affect the Company’s ability to commercialize additional products or to expand permitted uses of existing products. Even if regulatory clearance to market a product is obtained from the FDA, this clearance may entail limitations on the indicated uses of the product. Marketing clearance can also be withdrawn by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance. The Company may be required to make further filings with the FDA under certain circumstances, such as the addition of product claims or product reformulation. The FDA could also limit or prevent the manufacture or distribution of the Company’s products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretation made by the FDA or other regulatory bodies, which may have retroactive effect, will not adversely affect the Company. The FDA and various state agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations relating to medical device manufacturing companies, including regulations concerning design, manufacturing, testing, quality control and product labeling practices. A determination that the Company is in material violation of such regulations could lead to the imposition of civil penalties, including fines, product recalls, product seizures, or, in extreme cases, criminal sanctions.

     A portion of the Company’s revenues are dependent upon sales of its products outside the United States. Foreign regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The Company relies on its third-party foreign distributors to comply with certain foreign regulatory requirements. The inability or failure of the Company or such foreign distributors to comply with varying foreign regulations or the imposition of new regulations could restrict the sale of the Company’s products internationally and thereby adversely affect the Company’s business, financial condition and results of operations.

Dependence on Patents and Proprietary Rights

     The Company’s success may depend in part on its ability to obtain patent protection for its products and manufacturing processes, to preserve its trade secrets, and to operate without infringing the proprietary rights of third parties. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the scope of any patent protection under the Company’s current patents, or under any patent the Company might obtain in the future, will exclude competitors or provide competitive advantages to the Company; that any of the Company’s patents will be held valid if subsequently challenged; or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. There can be no assurance that the Company’s technology, current or future products or activities will not be deemed to infringe upon the rights of others. Furthermore, there can be no assurance that others have not developed or will not develop similar products or manufacturing processes, duplicate any of the Company’s products or manufacturing processes, or design around the Company’s patents. The Company also relies upon unpatented trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent technology or otherwise gain access to the Company’s proprietary technology or disclose such technology or that the Company can ultimately protect meaningful rights to such unpatented proprietary technology.

     The medical device industry is characterized by frequent and substantial intellectual property litigation, particularly with respect to newly developed technology. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the ownership, scope or validity of the proprietary rights of the Company and others. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any such litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company’s technical and management personnel. As a result, a claim by a third party that the Company’s current products or products in development allegedly infringe its patent rights could have a material adverse effect on the Company. Moreover, an adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from such parties, if licenses to such rights could be obtained, and/or require the Company to cease using such technology. If third party patents containing claims affecting the Company’s technology were issued and such claims were determined to be valid, there can be no assurance that the Company would be able to obtain licenses to such patents at costs reasonable to the Company, if at all, or be able to develop or obtain alternate technology. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing, using or selling certain of its products, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Possibility of Product Liability Litigation; Possible Inadequacy of Insurance

     The medical products industry is subject to substantial product liability litigation, and the Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient. Although the Company has not experienced any product liability claims to date, any such claims could have a material adverse effect on the Company, including on market acceptance of its products. The Company maintains general insurance policies that include coverage for product liability claims. The policies are limited to an aggregate maximum of $6 million per product liability claim, with an annual aggregate limit of $7 million under the policies. The Company may require increased product liability coverage as new products are developed and commercialized. There can be no assurance that liability claims will not exceed the coverage limits of the Company’s policies or that adequate insurance will continue to be available on commercially reasonable terms, if at all.

A product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

     The Company does not believe its operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.

ITEM 8. Financial Statements

Rochester Medical Corporation

Financial Statements

Years Ended September 30, 2003, 2002 and 2001

Report of Independent Auditors

Shareholders
Rochester Medical Corporation

     We have audited the accompanying balance sheets of Rochester Medical Corporation as of September 30, 2003 and 2002, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rochester Medical Corporation at September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
October 17, 2003

ROCHESTER MEDICAL CORPORATION
BALANCE SHEETS

	September 30,

	2003	2002

Assets:
Current assets:
Cash and cash equivalents	$1,764,499	$411,618
Marketable securities	4,201,736	4,052,389
Accounts receivable, less allowance for doubtful accounts ($69,948 - 2003; $64,629 - 2002)	2,454,310	1,905,442
Inventories, net	3,542,619	3,577,931
Prepaid expenses and other current assets	272,245	218,183

Total current assets	12,235,409	10,165,563
Property, plant and equipment:
Land	365,951	194,133
Buildings	5,315,002	5,315,002
Equipment and fixtures	11,117,426	10,680,442

	16,798,379	16,189,577
Less accumulated depreciation	(8,134,717)	(6,928,052)

Total property, plant and equipment	8,663,662	9,261,525
Patents, less accumulated amortization ($850,315 - 2003; $796,264 - 2002)	225,597	209,078

Total assets	$21,124,668	$19,636,166

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$507,580	$633,934
Accrued compensation	708,367	559,779
Accrued expenses	390,211	348,522
Deferred revenue	157,143	100,000
Current maturities of debt	34,000	—
Current maturities of capital leases	40,263	—

Total current liabilities	1,837,564	1,642,235
Long-term liabilities:
Deferred revenue	878,571	850,000
Long-term debt, less current maturities	102,000	—
Capital leases, less current maturities	164,806	—

Total long-term liabilities	1,145,377	850,000
Shareholders’ equity:
Common Stock, no par value:
Authorized Shares - 20,000,000 Issued and outstanding shares; (5,424,700 - 2003; 5,329,250 - 2002)	41,857,144	41,253,128
Accumulated deficit	(23,725,890)	(24,055,793)
Unrealized gain (loss) on available-for-sale securities	10,473	(53,404)

Total shareholders’ equity	18,141,727	17,143,931

Total liabilities and shareholders’ equity	$21,124,668	$19,636,166

See accompanying notes.

ROCHESTER MEDICAL CORPORATION
STATEMENTS OF OPERATIONS

	Fiscal Years Ended September 30,

	2003	2002	2001

Net sales	$14,655,372	$11,075,496	$8,301,667
Cost of sales	9,574,414	7,887,893	6,304,173

Gross profit	5,080,958	3,187,603	1,997,494
Operating expenses:
Marketing and selling	2,225,376	2,196,426	2,545,284
Research and development	874,715	834,568	1,061,985
General and administrative	1,808,838	1,763,341	1,729,261

Total operating expenses	4,908,929	4.794,335	5,336,530
Income (loss) from operations	172,029	(1,606,732)	(3,339,036)
Other income (expense):
Interest income, net	157,874	211,927	384,389

Net income (loss)	329,903	(1,394,805)	(2,954,647)

Net income (loss) per common share - basic and diluted	$.06	$(.26)	$(.55)

Weighted average number of common shares outstanding — basic	5,379,954	5,328,531	5,338,541

Weighted average number of common shares outstanding — diluted	5,653,859	5,328,531	5,338,541

See accompanying notes.

ROCHESTER MEDICAL CORPORATION
STATEMENT OF SHAREHOLDERS’ EQUITY

				Unrealized
				Gain (Loss)
	Common Stock			on Available-
			Accumulated	for-Sale
	Shares	Amount	Deficit	Securities	Total

Balance at September 30, 2000	5,338,900	$41,279,359	$(19,706,341)	$—	$21,573,018
Net loss for the year	—	—	(2,954,647)	—	(2,954,647)
Unrealized loss on available-for-sale securities	—	—	—	(132,830)	(132,830)

Subtotal — comprehensive loss					(3,087,477)
Stock Repurchase	(10,400)	(46,976)	—	—	(46,976)
Valuation of stock options granted for services	—	16,620	—	—	16,620

Balance at September 30, 2001	5,328,500	41,249,003	(22,660,988)	(132,830)	18,455,185
Net loss for the year	—	—	(1,394,805)	—	(1,394,805)
Unrealized gain on available-for-sale securities	—	—	—	79,426	79,426

Subtotal — comprehensive loss					(1,315,379)
Stock option exercise	750	4,125	—	—	4,125

Balance at September 30, 2002	5,329,250	41,253,128	(24,055,793)	(53,404)	17,143,931
Net income for the year	—	—	329,903	—	329,903
Unrealized gain on available-for-sale securities	—	—	—	63,877	63,877

Subtotal — comprehensive income	—	—	—	—	393,780
Stock option exercise	95,450	604,016	—	—	604,016

Balance at September 30, 2003	5,424,700	$41,857,144	$(23,725,890)	$10,473	$18,141,727

See accompanying notes.

ROCHESTER MEDICAL CORPORATION
STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September 30,

	2003	2002	2001

Operating Activities:
Net income (loss)	$329,903	$(1,394,805)	$(2,954,647)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,206,666	1,245,962	1,330,853
Amortization	54,051	45,267	40,505
Deferred revenue	85,714	950,000	—
Valuation of stock options granted for services	—	—	16,620
Changes in operating assets and liabilities:
Accounts receivable	(548,868)	(406,105)	(491,905)
Inventories	35,312	(1,478,705)	(206,771)
Other current assets	(54,062)	(41,078)	74,223
Accounts payable	(126,354)	250,789	(416,592)
Other current liabilities	190,277	87,334	(60,501)

Net cash provided by (used in) operating activities	1,172,639	(741,340)	(2,668,214)
Investing Activities:
Capital expenditures	(244,357)	(559,840)	(224,814)
Patents	(70,570)	(66,000)	(38,133)
Purchase of marketable securities	(4,093,145)	(1,121,195)	(7,285,274)
Sales and maturities of marketable securities	4,007,676	1,053,072	8,902,046

Net cash provided by (used in) investing activities	(400,396)	(693,963)	1,353,825
Financing Activities:
Payments on capital leases	(23,378)	—	—
Sale (purchase) of Common Stock	604,016	4,125	(46,976)

Net cash provided by (used in) financing activities	580,638	4,125	(46,976)

Increase (decrease) in cash and cash equivalents	1,352,881	(1,431,178)	(1,361,365)
Cash and cash equivalents at beginning of year	411,618	1,842,796	3,204,161

Cash and cash equivalents at end of year	$1,764,499	$411,618	$1,842,796

Non-Cash Investing and Financing Activities:
Capital lease arrangements	$222,622	$—	$—
Land purchased with debt	136,000	—	—

See accompanying notes.

ROCHESTER MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

1. Business Activity

     Rochester Medical Corporation (the “Company”) develops, manufactures and markets a broad line of innovative, technologically enhanced latex-free urinary continence and urine drainage care products for the home care and acute/extended care markets. The Company currently manufactures and markets standard continence care products, including male external catheters, Foley catheters and intermittent catheters and innovative and technologically advanced products such as its FemSoft Insert, Release-NF catheter and antibacterial and hydrophilic intermittent catheters.

2. Summary of Significant Accounting Policies

     Cash Equivalents

     The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.

     Marketable Securities

     Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. At September 30, 2003 and 2002, the balance consists of corporate bonds with remaining contractual maturities of one month to twelve months. The amortized cost and estimated market value of available-for-sale securities are as follows:

	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Market Value

September 30, 2003	$4,191,263	$10,473	$4,201,736
September 30, 2002	4,105,793	(53,404)	4,052,389

     Manufacturing And Sales

     The Company manufactures and sells its products to a full range of companies in the medical industry on a worldwide basis. There is a concentration of sales to larger medical wholesalers and distributors. Sales of products are recorded upon shipment. The Company performs periodic credit evaluations of its customers’ financial condition. The Company requires irrevocable letters of credit on sales to certain foreign customers. Receivables generally are due within 30 to 60 days. Credit losses relating to customers consistently have been within management expectations.

     Inventories

     Inventories, consisting of material, labor and manufacturing overhead, are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is based on estimated useful lives of 4 — 35 years computed using the straight-line method.

     Patents

     Capitalized costs include costs incurred in connection with making patent applications for the Company’s products and are amortized on a straight-line basis over eight years. The Company periodically reviews its patents for impairment of value. Any adjustment from the analysis is charged to operations.

     Research and Development Costs

     Research and development costs are charged to operations as incurred. Research and development costs include clinical testing costs, certain salary and related expenses, other labor costs, materials and an allocation of certain overhead expenses.

     Revenue Recognition

     The Company recognizes revenue from product sales upon shipment. Amounts received for upfront license fees under multiple-element supply and distribution arrangements are deferred and recognized over the period of supply, if such arrangements require the Company’s on-going services or performance.

     Income Taxes

     Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

     Stock-Based Compensation

     At September 30, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 5. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year ended September 30,

	2003	2002	2001

Net income (loss), as reported	$329,903	$(1,394,805)	$(2,954,647)
Deduct: total stock-based employee compensation expense under fair value method for all awards	(537,847)	(762,615)	(1,354,089)

Pro forma net loss	$(207,944)	$(2,157,420)	$(4,308,736)

Net income (loss) per common share:
Basic and diluted — as reported	$.06	$(.26)	$(.55)

Basic and diluted — pro forma	$(.04)	$(.40)	$(.81)

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Impairment of Long-Lived Assets

     The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

     Net Income (Loss) Per Share

     Net income (loss) per common share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” The Company’s basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. For periods of net loss, diluted net loss per common share equals basic net loss per common share because common stock equivalents are not included in periods where there is a loss, as they are antidilutive. A reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation is as follows:

	Year ended September 30,

	2003	2002	2001

Numerator:
Net income (loss)	$329,903	$(1,394,805)	$(2,954,647)
Denominator:
Denominator for basic net income (loss) per common share — weighted average shares outstanding	5,379,954	5,328,531	5,338,541
Effect of dilutive stock options	273,905	—	—

Denominator for diluted net income (loss) per common share — weighted average shares outstanding	5,653,859	5,328,531	5,338,541
Basic and diluted net income (loss) per common share	$0.06	$(0.26)	$(0.55)

Employee stock options of 355,500 for the fiscal year ended September 30, 2003 have been excluded from the diluted net income per common share calculation because their exercise prices were greater than the average market price of the Company’s common stock. In addition, the effect of stock options for the fiscal years ended September 30, 2002 and 2001 have been excluded from the diluted net loss per common share calculation because they are antidilutive.

     New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to apply FIN 46 for periods ending after December 15, 2003. The Company does not believe that FIN 46 will have an effect on the financial statements.

3. Advertising Costs

     The Company incurred advertising expenses of $126,000, $334,000 and $359,000 for the years ended September 30, 2003, 2002 and 2001, respectively. All advertising costs are charged to operations as incurred.

4. Inventories

     Inventories are summarized as follows:

	September 30,

	2003	2002

Raw materials	$614,763	$595,971
Work-in-process	1,565,213	1,881,150
Finished goods	1,462,643	1,200,810
Reserve for inventory obsolescence	(100,000)	(100,000)

	$3,542,619	$3,577,931

5. Shareholders’ Equity

     Stock Options

     In February 2001, the Company’s shareholders approved the 2001 Stock Incentive Plan. Under the terms of the 2001 Stock Incentive Plan, 500,000 shares are authorized for issuance pursuant to grants of incentive stock options and non-qualified options. Per the terms of the 2001 Stock Incentive Plan, options may be granted with a term no longer than ten years. The vesting schedule and term for options granted under the 2001 Stock Incentive Plan is determined by the Compensation Committee of the Company’s Board of Directors.

     In August 1998, the 1991 Stock Option Plan was amended to increase by 300,000 shares the number of shares authorized for issuance to 1,000,000 shares. Under terms of the 1991 Plan, the Board of Directors may grant employee incentive stock options equal to fair market value of the Company’s Common Stock or employee non-qualified options at a price which cannot be less than 85% of the fair market value. Per the terms of the 1991 Plan, as of April 20, 2001, no new stock options may be granted under the 1991 Plan.

     The 1995 Non-Statutory Stock Option Plan authorizes the issuance of up to 50,000 shares of Common Stock. Per the terms of the 1995 Non-Statutory Stock Option Plan, no option may be granted with a term longer than ten years. The vesting schedule for options granted under the 1995 Non-Statutory Stock Option Plan is determined by the Compensation Committee of the Company’s Board of Directors. In September 1995, Medical Advisory Board members were granted options to purchase 12,000 shares of the Company’s Common Stock at an exercise price of $15.75 per share. In April 1999, one member of the Medical Advisory Board was granted options to purchase 6,000 shares of the Company’s Common Stock at an exercise price of $10.125 per share.

     Option activity is summarized as follows:

			Weighted
			Average
	Shares		Exercise
	Reserved	Options	Price Per
	For Grant	Outstanding	Share

Balance as of September 30, 2000	176,875	776,125	$12.06
Options granted	(404,000)	404,000	5.02
Options exercised	—	—	—
Options canceled	220,125	(220,125)	11.78
1991 Plan — options canceled and not reissuable	(11,250)	—	—
1991 Plan — options unissued at plan expiration	(4,750)	—	—
Increase in authorized shares	500,000	—	—

Balance as of September 30, 2001	477,000	960,000	9.16
Options granted	(203,000)	203,000	4.44
Options exercised	—	(750)	5.50
Options canceled	127,250	(127,250)	8.49
1991 Plan — options canceled and not reissuable	(111,000)	—	—

Balance as of September 30, 2002	290,250	1,035,000	8.32
Options granted	(73,000)	73,000	8.36
Options exercised	—	(95,450)	6.33
Options canceled	46,250	(46,250)	8.18
1991 Plan — options canceled and not reissuable	(33,250)	—	—

Balance as of September 30, 2003	230,250	966,300	$8.52

     The number of stock options exercisable at September 30, 2003, 2002 and 2001 was 636,800, 586,750 and 468,500 at a weighted average exercise price of $10.08, $10.59 and $11.67 per share, respectively.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.10%, 3.50% and 3.53% for fiscal 2003, 2002 and 2001, respectively; volatility factor of the expected market price of the Company’s common stock of

.561, .569 and .559 for fiscal 2003, 2002 and 2001, respectively; a weighted average expected life of the option of 6.6 years, 6.4 years and 6.6 years for fiscal 2003, 2002 and 2001, respectively; and an expected dividend yield of 0%.

     The weighted average fair value of options granted in 2003, 2002 and 2001 was $4.97, $2.58 and $2.91 per share, respectively. The exercise price of options outstanding at September 30, 2003 ranged from $4.33 to $20.00 per share as summarized in the following table:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise Price		Exercise Price
	Number	Remaining	Per Share -	Number	Per Share -
	Outstanding	Contractual	Total Options	Exercisable	Options
Range of Exercise Prices	at 9/30/03	Life	Outstanding	at 9/30/03	Exercisable

$4.33 - $5.00	347,300	7.7 years	$4.54	151,550	$4.62
5.01 - 10.00	321,000	7.1 years	7.25	190,250	7.48
10.01 - 15.00	188,000	3.8 years	13.45	185,000	13.50
15.01 - 20.00	110,000	3.5 years	16.37	110,000	16.37

	966,300	6.3 years	$8.52	636,800	$10.08

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

6. Income Taxes

     Deferred income taxes are due to temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred income taxes are as follows:

	September 30,

	2003	2002

Deferred assets:
Net operating loss	$8,956,000	$9,377,000
Research and development credits	279,000	241,000
Allowance for uncollectible accounts	26,000	24,000
Inventory reserves	37,000	37,000
Inventory capitalization	128,000	141,000
Accrued expenses	60,000	52,000
Deferred revenue	383,000	—

Total deferred assets	9,869,000	9,872,000
Deferred liability:
Depreciation and amortization	520,000	655,000

Net deferred income tax assets	9,349,000	9,217,000
Valuation allowance	(9,349,000)	(9,217,000)

Net deferred income taxes	$—	$—

     The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized. The Company will be subject to federal income taxes when operations become profitable. The Company’s net operating loss carryforwards of approximately $24,206,000 can be carried forward to offset future taxable income, subject to the limitation of Internal Revenue Code Section 382. The net operating loss carryforward will expire at different times beginning in 2005. The expiration by year for the upcoming five fiscal years and thereafter are as follows: 2004: $0; 2005: $159,000; 2006: $148,000; 2007: $1,168,000; 2008: $892,000; and thereafter: $21.6 million.

     The reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate for the years ended September 30 is as follows:

	2003	2002	2001

Statutory federal income tax rate	34%	34%	34%
Increase (decrease) in taxes resulting from:
State taxes	3	3	3
Utilization of net operating loss carryforward	(21)	—	—
Change in valuation allowance	(16)	(37)	(37)

Effective income tax rate	0%	0%	0%

7. Related Party Transactions

     The Chief Executive Officer of one of the Company’s significant customers, Mentor Corporation, is the brother of the Company’s Chief Executive Officer and two other directors of the Company.

     The brother-in-law of the CEO and President, the Vice President of Production Technologies and a member of the board of directors of the Company has performed legal services for the Company. During the years ended September 30, 2003, 2002 and 2001, the Company incurred legal fees and expenses of approximately $19,000, $39,000 and $24,000, respectively, to such counsel for services rendered in connection with litigation and for general legal services. Management believes the fees paid for the services rendered to the Company were on terms at least as favorable to the Company as could have been obtained from an unrelated party.

     The Company contracts with Petersen Blacksmith Company for the fabrication of customized, proprietary manufacturing equipment used in the Company’s automated production lines. During 2003, 2002 and 2001, the Company paid Petersen Blacksmith Company the sum of $9,000, $14,000 and $20,000, respectively. Michael Petersen, the proprietor of Petersen Blacksmith Company, is the brother-in-law of a Director and Vice President, Research and Development of the Company. Management believes that the terms of the agreement are at least as favorable to the Company as could have been obtained from an unrelated party.

8. Significant Customers

     Significant customers, measured as a percentage of sales, are summarized as follows:

	September 30,

	2003	2002	2001

Significant customers:
Unomedical Ind. (formerly Maersk Medical)	6%	7%	10%
Hollister	13	13	8
Mentor	14	15	1
Porges (a subsidiary of Mentor)	6	6	5
Mentor Medical (formerly Sims Portex, now a subsidiary of Mentor)	5	3	3

Total	44%	44%	27%

9. Employee Benefit Plan

     The Company has a 401(k) plan covering employees meeting certain eligibility requirements. The Company currently does not match employee contributions.

10. Geographic Area Data

Sales related to customers in the United States and other foreign countries are as follows:

	September 30,

	2003	2002	2001

United States	$7,476,812	$6,150,095	$4,042,546
Europe	4,631,470	2,983,730	2,462,446
Rest of world	2,547,090	1,941,671	1,796,675

Total	$14,655,372	$11,075,496	$8,301,667

Sales are attributed to countries based upon the address to which the Company ships products, as set forth on the customer’s purchase order.

11. Long-Term Debt

     In June 2003, the Company entered into an agreement with the City of Stewartville to purchase additional land. The purchase price of the property is $170,000 plus interest at 7%. The initial down payment was $34,000. The balance outstanding at September 30, 2003 was $136,000. Annual principal payments of $34,000 will be made, plus interest, for four years ending May 1, 2007.

12. Capital Leases

     During 2003, the Company entered into commitments under two capital leases for the lease of packaging equipment and a trash compactor. These leases are payable in monthly installments through 2008. Future minimum lease payments under non-cancelable capital leases as of September 30, 2003 are as follows:

Fiscal Year

2004	$52,330
2005	52,330
2006	52,330
2007	52,330
2008	27,310

Total future minimum lease payments	236,630
Less amount representing interest	(31,561)

Present value of net minimum lease payments	205,069
Less current portion	(40,263)

Long-term capital lease obligation	$164,806

     Assets under capital leases, as included in property, plant and equipment in the Company’s balance sheets, are as follows:

	September 30,

	2003	2002

Trash compactor and packaging equipment	$222,622	$—
Less accumulated amortization	(4,085)	—

	$218,537	$—

     Amortization of assets under capital leases is included in depreciation expense.

13. Line of Credit

     The Company has a $1,000,000 line of credit with U.S. Bank National Association. The agreement calls for a variable interest rate that is equal to 1% plus the one-month LIBOR rate. The agreement runs through March 31, 2004. As of September 30, 2003, the Company had no amounts outstanding under this line of credit. The Company had borrowings outstanding at various times during the fiscal year ended September 30, 2003. The weighted average borrowings during the fiscal year ended September 30, 2003 were $140,274.

14. Quarterly Results (Unaudited)

     Summary data relating to the results of operations for each quarter of the years ended September 30, 2003 and 2002 follows (in thousands, except per share amounts):

	Three Months Ended

	December			September
	31	March 31	June 30	30

Fiscal year 2003:
Net sales	$3,539	3,718	3,777	3,621
Gross profit	1,199	1,344	1,252	1,286
Income (loss) from operations	19	99	49	5

Net income (loss)	61	142	86	41

Net income (loss) per common share - basic and diluted	$.01	$.03	$.02	$.01

Fiscal year 2002:
Net sales	$2,326	$2,553	$3,033	$3,163
Gross profit	575	653	903	1,057
Income (loss) from operations	(602)	(574)	(360)	(71)

Net income (loss)	(544)	(523)	(310)	(18)

Net income (loss) per common share - basic and diluted	$(0.10)	$(0.10)	$(0.06)	$(0.00)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

ITEM 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

     Changes in Internal Controls. During our fourth fiscal quarter, there were no significant changes made in our internal control over financial reporting (as defined in Rule 13(a) — 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2003, and “Executive Officers of the Registrant” in Part I of this report.

     The Company has adopted a code of ethics in compliance with applicable rules of the Securities and Exchange Commission that applies to its principal executive officer, its principal financial officer and its principal accounting officer or controller, or persons performing similar functions. The Company has posted a copy of the code of ethics on the Company’s website, at www.rocm.com. The Company intends to disclose any amendments to, or waivers from, any provision of the code of ethics by posting such information on such website.

ITEM 11. Executive Compensation

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2003.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2003.

ITEM 13. Certain Relationships and Related Transactions

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2003.

ITEM 14. Principal Accountant Fees and Services

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2003.

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are filed herewith in Item 8.

(i)	Balance Sheets as of September 30, 2003 and 2002.

(ii)	Statements of Operations for the years ended September 30, 2003, 2002, and 2001.

(iii)	Statement of Shareholders’ Equity for the years ended September 30, 2003 and 2002.

(iv)	Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001.

(v)	Notes to financial statements at September 30, 2003.

(a)(2)	Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts

Financial statement schedules other than those listed have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

(b) Exhibits

     The following exhibits are submitted herewith:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-2, Registration Number 33-97788).

3.2	Amended and Restated Bylaws of the Company.*

4.1	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.4 of Registrant’s Annual Report on Form 10-KSB for fiscal year ended September 30, 1995).

4.2	The Company’s 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.5 of Registrant’s Registration Statement on Form S-8, Registration Number 333-10261).

4.3	Amendment to the Company’s 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.3 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1998).

10.1	Employment Agreement, dated August 31, 1990 between the Company and Anthony J. Conway. (Incorporated by reference to Exhibit 10.13 of Registrant’s Registration Statement on Form S-18, Registration Number 33-36362-C).

10.2	Employment Agreement, dated August 31, 1990 between the Company and Philip J. Conway. (Incorporated by reference to Exhibit 10.14 of Registrant’s Registration Statement on Form S-18, Registration Number 33-36362-C).

10.3	Change of Control Agreement dated December 4, 1998, between the Company and Philip J. Conway (Incorporated by reference to Exhibit 10.3 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1998).

10.4	Employment Agreement, dated August 31, 1990 between the Company and Richard D. Fryar. (Incorporated by reference to Exhibit 10.15 of Registrant’s Registration Statement on Form S-18, Registration Number 33-36362-C).

10.5	Change of Control Agreement dated December 4, 1998, between the Company and Richard D. Fryar (Incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1998).

10.6	Change of Control Agreement dated November 21, 2000, between the Company and Anthony J. Conway. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).

10.7	Change of Control Agreement dated November 21, 2000, between the Company and Dara Lynn Horner. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).

10.8	Employment Agreement, dated November 16, 1998 between the Company and Dara Lynn Horner. (Incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1999).

10.9	Change of Control Agreement dated November 21, 2000, between the Company and Martyn R. Sholtis. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).

10.10	Change of Control Agreement dated November 21, 2000, between the Company and David A. Jonas. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).

10.11	The Company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8, Registration Number 333-62592).

23	Consent of Ernst & Young LLP.*

24	Power of Attorney.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(c)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated July 22, 2003 reporting under Item 7 (“Financial Statements and Exhibits”) and Item 12 (“Results of Operations and Financial Condition”), a press release announcing the Company’s financial results for the third fiscal quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rochester Medical Corporation

Dated: December 17, 2003	By:	/s/ Anthony J. Conway

Anthony J. Conway
Chairman of the Board, President,
Chief Executive Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title

/s/ Anthony J. Conway Anthony J. Conway	Chairman of the Board, President, Chief Executive Officer, and Secretary (principal executive officer)

/s/ David A. Jonas David A. Jonas	Chief Financial Officer and Treasurer (principal financial and accounting officer)

* Philip J. Conway	Vice President, Production Technologies and Director

* Richard D. Fryar	Vice President, Research and Development and Director

* Darnell L. Boehm	Director

* Peter R. Conway	Director

* Roger W. Schnobrich	Director

* Benson Smith	Director

*By David A. Jonas David A. Jonas	Dated: December 17, 2003
Attorney-in-Fact

ROCHESTER MEDICAL CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions

			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts-	Deductions-		Balance at
Description	Period	Expenses	Describe	Describe		End of Period

Year ended September 30, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$64,629	6,000	—	681	(1)	69,948
Allowance for inventory obsolescence	100,000	—	—	—		100,000
Allowance for inventory valuation	61,439	—	—	61,439	(3)	—
Year ended September 30, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$60,498	$5,004	—	$873	(1)	$64,629
Allowance for inventory obsolescence	100,000	—	—	—		100,000
Allowance for inventory valuation	131,490	—	—	70,051	(3)	61,439
Year ended September 30, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$62,567	$3,000	—	$5,069	(1)	$60,498
Allowance for inventory obsolescence	98,118	4,615	—	2,733	(2)	100,000
Allowance for inventory valuation	200,849	—	—	69,359	(3)	131,490

(1)	Uncollectable accounts written off net of recoveries

(2)	Obsolete disposed of net of recoveries

(3)	Valuation of inventory at lower of cost or market

INDEX TO EXHIBITS

Exhibit		Page

3.2	Amended and Restated Bylaws of the Company

23	Consent of Ernst & Young LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002