Form 10-Q
period 2003-12-31
ROCHESTER MEDICAL CORPORATION
filed 2004-02-17
CIK 868368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

Commission File Number: 0-18933

ROCHESTER MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

MINNESOTA State or other jurisdiction of incorporation or organization)	41-1613227 (I.R.S. Employer Identification No.)

ONE ROCHESTER MEDICAL DRIVE, STEWARTVILLE, MN (Address of principal executive offices)	55976 (Zip Code)

(507) 533-9600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

5,432,581 Common Shares as of February 4, 2004.

Table of Contents

ROCHESTER MEDICAL CORPORATION

Report on Form 10-Q
for quarter ended
December 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ROCHESTER MEDICAL CORPORATION

BALANCE SHEETS

	December 31,	September 30,
	2003	2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,756,818	$1,764,499
Marketable securities	4,191,560	4,201,736
Accounts receivable, net	2,329,643	2,454,310
Inventories	3,757,935	3,542,619
Prepaid expenses and other assets	435,285	272,245

Total current assets	12,471,241	12,235,409
Property and equipment:
Land and buildings	5,680,953	5,680,953
Equipment and fixtures	11,159,055	11,117,426

	16,840,008	16,798,379
Less accumulated depreciation	(8,457,234)	(8,134,717)

Total property and equipment	8,382,774	8,663,662
Patents, less accumulated amortization	214,561	225,597

Total assets	$21,068,576	$21,124,668

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$888,631	$507,580
Accrued expenses	639,769	1,098,578
Deferred revenue	157,143	157,143
Current maturities of capital leases and debt	74,750	74,263

Total current liabilities	1,760,293	1,837,564
Long-term liabilities:
Deferred revenue	839,286	878,571
Long-term portion of capital leases and debt	253,686	266,806

Total long-term liabilities	$1,092,972	1,145,377
Shareholders’ equity:
Common Stock, no par value:
Authorized - 20,000,000 Issued and outstanding shares (5,428,681 - December 31, 2003; 5,424,700 - September 30, 2003)	41,881,722	41,857,144
Accumulated deficit	(23,662,302)	(23,725,890)
Unrealized gain (loss) on available-for-sale securities	(4,109)	10,473

Total shareholders’ equity	18,215,311	18,141,727
Total liabilities and shareholders’ equity	$21,608,576	$21,124,668

Note —	The Balance Sheet at September 30, 2003 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	December 30,
	2003	2002
Net sales	$3,348,474	$3,538,657
Cost of sales	2,153,705	2,339,839

Gross profit	1,194,769	1,198,818
Costs and expenses:
Marketing and selling	510,665	551,038
Research and development	176,771	206,883
General and administrative	456,581	422,364

Total operating expenses	$1,144,017	1,180,285

Income from operations	50,752	18,533
Other income (expense):
Interest income	24,130	45,089
Interest expense	(11,294)	(2,464)

	$12,836	42,625

Net income	$63,588	61,158

Net income per share — basic and diluted	$0.01	$0.01
Weighted average number of shares outstanding — basic	5,427,709	5,330,973
Weighted average number of shares outstanding — diluted	5,725,215	5,525,923

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 31,
	2003	2002
Operating activities:
Net income	$63,588	$61,158
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	335,864	310,841
Changes in assets and liabilities:
Accounts receivable	124,667	(319,018)
Inventories	(215,316)	(112,076)
Other current assets	(163,040)	(94,533)
Accounts payable	381,051	254,839
Deferred revenue	(39,285)	(25,000)
Other current liabilities	(458,809)	(337,219)

Net cash provided by (used in) operating activities.	28,720	(261,008)
Investing activities:
Capital expenditures	(41,629)	(116,041)
Patents	(2,311)	(15,804)
Sales (purchases) of marketable securities, net	(4,406)	131,544

Net cash used in investing activities	(48,346)	(301)
Financing activities:
Net borrowing on short-term debt	—	200,000
Payments on capital leases	(12,633)	—
Proceeds from issuance of common stock	24,578	38,761

Net cash provided by financing activities	11,945	238,761
Decrease in cash and cash equivalents	(7,681)	(22,548)
Cash and cash equivalents at beginning of period	1,764,499	411,618

Cash and cash equivalents at end of period	$1,756,818	$389,070

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION

Notes to Financial Statements (Unaudited)

December 31, 2003

Note A — Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2003 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

Note B — Net Income Per Share

     Net income per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” The Company’s basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. A reconciliation of the numerator and denominator in the basic and diluted net income per share calculation is as follows:

	Three Months Ended
	December 31,	December 31,
	2003	2002
Numerator
Net income	$63,588	$61,158
Denominator
Denominator for basic net income per share- weighted average shares outstanding	5,427,709	5,330,973
Effect of dilutive stock options	297,506	194,950
Denominator for diluted net income per share- weighted average shares outstanding	5,725,215	5,525,923
Basic and diluted net income per share	$0.01	$0.01

     Employee stock options of 278,000 and 394,125 for the first quarter of fiscal years 2004 and 2003, respectively, have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the Company’s common stock.

Note C - Stock Based Compensation

     At December 31, 2003, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended
	December 31,
	2004	2003
Net income, as reported	$63,588	$61,158
Deduct: total stock-based employee compensation expense under fair value method for all awards	(66,248)	(134,462)

Pro forma net loss	$(2,660)	$(73,304)
Net income (loss) per common share:
Basic and diluted — as reported	$0.01	$(0.01)

Basic and diluted — pro forma	$0.00	$(0.01)

Note D — Inventories

     Inventories consist of the following:

	December 31,	September 30,
	2003	2003
Raw materials	577,307	614,763
Work-in-process	1,593,852	1,565,213
Finished goods	1,686,776	1,462,643
Reserve for inventory obsolescence.	(100,000)	(100,000)

	3,757,935	3,542,619

Note E — Income Taxes

     The Company has a history of pre-tax losses and has not generated taxable income since inception until fiscal 2003. While the Company had pre-tax income in fiscal 2003 and the first quarter of fiscal 2004, the Company has net operating loss carryforwards of approximately $24 million that will offset its taxable income and therefore, no federal income taxes are due. The Company has recorded a valuation allowance to reduce the carrying value of its net deferred tax assets to an amount that is more likely than not to be realized. As of September 30, 2003 and December 31, 2003, the valuation allowance has reduced the carrying value of the net deferred tax asset to $0.

Note F — Comprehensive Income

     Comprehensive income includes net income and all other nonowner changes in shareholders’ equity during a period.

The comprehensive income for the three-month periods ended December 31, 2003 and 2002 consists of the following:

	Three Months Ended
	December 31,
	2003	2002
Net income	$63,588	$61,158
Unrealized gain on securities held	(14,582)	(7,354)

Comprehensive income	$49,006	$53,804

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

	Three Months Ended
	December 31,
	2003	2002
Net Sales	100%	100%
Cost of Sales	64%	66%

Gross Margin	36%	34%
Operating Expenses:
Marketing and Selling	15%	15%
Research and Development	5%	6%
General and Administrative	14%	12%

Total Operating Expenses	34%	33%
Income From Operations	2%	1%
Interest Income, Net	0%	1%

Net Income	2%	2%

Three Month Period Ended December 31, 2003 and December 31, 2002

     Net Sales. Net sales for the first quarter of fiscal 2004 decreased 5% to $3,348,000 from $3,539,000 for the comparable quarter of last fiscal year. The sales decrease resulted from an $800,000 decrease in sales to one private label customer, offset by a 24% increase in sales to other customers, which increase primarily was due to a higher volume of sales of the Company’s products to such other customers.

     Five significant customers of the Company collectively accounted for approximately 44% of total net sales in fiscal 2003. The Company expects these five customers to continue to account for a significant percentage of net sales in fiscal 2004. The Company anticipates that the rate of sales growth may not be as robust in the first half of fiscal 2004 as in fiscal 2003, based in part upon the Company’s decrease in net sales in the first quarter of fiscal 2004 and the outlook of the Company’s top customers regarding their anticipated purchases in fiscal 2004.

     Gross Margin. The Company’s gross margin as a percentage of net sales for the first quarter of fiscal 2004 was 36% compared to 34% for the comparable quarter of last fiscal year. The current quarter’s margin improvement primarily reflects the Company’s product mix and manufacturing efficiency.

     Marketing and Selling. Marketing and selling expense for the first quarter of fiscal 2004 decreased 7% to $511,000 from $551,000 for the comparable quarter of last fiscal year. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended December 31, 2003 and 2002 was 15% in each such period. The decrease in marketing and selling expense in absolute dollars is primarily due to decreased extended care marketing costs.

     Research and Development. Research and development expense for the first quarter of fiscal 2004 decreased to $177,000 from $207,000 for the comparable quarter of last fiscal year. Research and development expense as a percentage of net sales for the fiscal quarters ended December 31, 2003 and 2002 was 5% and 6%, respectively. The decrease in research and development expense, both in absolute dollars and as a percentage of net sales, is primarily related to a comparatively lower level of development costs and decreased clinical trial costs related to the FemSoft Insert.

     General and Administrative. General and administrative expense for the first quarter of fiscal 2004 increased 8% to $457,000 from $422,000 for the comparable quarter of last fiscal year. General and administrative expense as a percentage of net sales for the fiscal quarters ended December 31, 2003 and 2002 was 14% and 12%, respectively. The increase in general and administrative expense, both in absolute dollars and as a percentage of net sales, is primarily related to increased costs for insurance and professional fees associated with being a public company.

     Interest Income. Interest income for the first quarter of fiscal 2004 decreased 46% to $24,000 from $45,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects an overall lower interest rate on short-term investments.

     Interest Expense. Interest expense for the first quarter of fiscal 2004 increased 358% to $11,000 from $2,000 for the comparable quarter of last fiscal year. The increase in interest expense reflects interest paid in connection with the debt related to the Company’s purchase of certain equipment and real estate in 2003.

     Income Taxes. The Company has a history of pre-tax losses and has not generated taxable income since inception until fiscal 2003. While the Company had pre-tax income in fiscal 2003 and the first quarter of fiscal 2004, the Company has net operating loss carryforwards of approximately $24 million that will offset its taxable income and therefore, no federal income taxes are due.

Liquidity and Capital Resources

     The Company’s cash, cash equivalents and marketable securities were $5.9 million at December 31, 2003 compared to $6.0 million at September 30, 2003. The decrease in cash primarily resulted from the net cash used in investing activities, primarily capital expenditures, and unrealized losses on marketable securities, offset by cash generated from operations and financing activities.

     During the three-month period ended December 31, 2003, the Company generated $29,000 of cash from operating activities compared to a net $261,000 of cash used in operations during the comparable period of the prior fiscal year. Increased net cash from operating activities in fiscal 2004 primarily reflects net income before depreciation offset by decreases in current assets and decreases in current liabilities. Accounts receivable balances during this period decreased 5% or $125,000, primarily as a result of decreased sales and the timing of orders. Inventories increased 6% or $215,000, primarily as a result of a decreased sales to one private label customer. Other current assets increased 60% or $163,000 during the recent three-month period primarily as a result of prepaid insurance premiums and prepayments relating to certain manufacturing equipment. Current liabilities decreased 4% or $78,000 during the recent three-month period, primarily reflecting the timing of payments relating to accounts payable and accruals of executive bonus compensation. In addition, capital expenditures during this period were $42,000 compared to $116,000 for the comparable period of the prior fiscal year.

     During the fiscal quarter ended March 31, 2003, the Company entered into a $1,000,000 revolving line of credit with U.S. Bank National Association. The agreement calls for a variable interest rate that is equal to 1% plus the one-month LIBOR rate. The agreement runs through March 31, 2004. As of December 31, 2003, the company did not have any amounts outstanding under this line of credit.

     The Company believes that its capital resources on hand at December 31, 2003, together with cash generated from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 2003. However, the Company may be required to seek additional funding sources, such as additional borrowings under the Company’s revolving line of credit or equity or debt financings, to fund the Company’s working capital requirements. If the Company decides to seek additional financing, there can be no assurance as to the outcome of such efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing could result in significant cash restraints and financial issues for the Company.

Forward-Looking Statements

     Statements other than historical information contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “predict,” “intend,” “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the uncertainty of gaining acceptance of the hydrophilic intermittent catheters, the Release-NF Foley catheters and the FemSoft Insert in the marketplace; the uncertainty of gaining new strategic relationships; the uncertainty of timing of revenues from private label sales (particularly with respect to international customers); FDA and other regulatory review and response times; manufacturing capacities for both current products and new products; the uncertainty of insurance coverage of the FemSoft Insert by additional insurers; the uncertainty that initial consumer interest in the FemSoft Insert may not result in significant sales of the product or continued sales of the product after trial; the results of product evaluations; the securing of Group Purchasing Organization contract participation; results of clinical tests; the timing of clinical preference testing and product introductions; and other risk factors listed from time to time in the Company’s SEC reports, including, without limitation, the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not believe its operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.

Item 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

     Changes in Internal Controls. During our first fiscal quarter, there have not been any significant changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not a party to any material legal proceedings.

Item 2. Changes in Securities

     Not Applicable.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company filed an 8-K dated October 28, 2003 reporting under Item 7 (“Financial Statements and Exhibits”) and Item 12 (“Results of Operations and Financial Condition”), a press release announcing the Company’s financial results for the fiscal quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION
Date: February 13, 2004	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: February 13, 2004	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit		Page
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002