Form 10-Q
period 2004-03-31
ROCHESTER MEDICAL CORPORATION
filed 2004-05-14
CIK 868368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

5,437,331 Common Shares as of May 4, 2004.

ROCHESTER MEDICAL CORPORATION

Report on Form 10-Q
for quarter ended
March 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ROCHESTER MEDICAL CORPORATION

BALANCE SHEETS

	March 31,	September 30,
	2004	2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,347,907	$1,764,499
Marketable securities	4,259,268	4,201,736
Accounts receivable	1,958,545	2,454,310
Inventories	3,745,019	3,542,619
Prepaid expenses and other assets	415,112	272,245

Total current assets	12,725,851	12,235,409
Property and equipment:
Land and buildings	5,680,953	5,680,953
Equipment and fixtures	11,324,235	11,117,426

	17,005,188	16,798,379
Less accumulated depreciation	(8,779,751)	(8,134,717)

Total property and equipment	8,225,437	8,663,662
Intangible assets:
Patents, less accumulated amortization	231,922	225,597

Total assets	$21,183,210	$21,124,668

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$690,410	$507,580
Accrued expenses	835,526	1,098,578
Deferred revenue	157,143	157,143
Current maturities of capital leases and debt	70,569	74,263

Total current liabilities	1,753,648	1,837,564
Long-term liabilities:
Deferred revenue	800,000	878,571
Long-term portion of capital leases and debt	224,884	266,806

Total long-term liabilities	1,024,884	1,145,377
Shareholders’ equity:
Common Stock, no par value:
Authorized — 20,000,000 Issued and outstanding shares (5,390,750 – March 31, 2003; 5,329,250 – September 30, 2002)	41,915,741	41,857,144
Accumulated deficit	(23,522,937)	(23,725,890)
Unrealized gain (loss) on available-for-sale securities	11,874	10,473

Total shareholders’ equity	18,404,678	18,141,727
Total liabilities and shareholders’ equity	$21,183,210	$21,124,668

Note —	The Balance Sheet at September 30, 2003 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net sales	$3,811,179	$3,718,203	$7,159,653	$7,256,860
Cost of sales	2,466,368	2,374,590	4,620,073	4,714,429

Gross profit	1,344,811	1,343,613	2,539,580	2,542,431
Gross profit %	35%	36%	35%	35%
Costs and expenses:
Marketing and selling	496,860	526,890	1,007,525	1,077,928
Research and development	192,135	213,089	368,906	419,972
General and administrative	537,065	504,319	993,646	926,683

Total operating expenses	1,226,060	1,244,298	2,370,077	2,424,583

Income from operations	118,751	99,315	169,503	117,848
Other income (expense):
Interest income, net	20,614	42,255	33,450	84,880

Net income	$139,365	$141,570	$202,953	$202,728

Net income per common share – Basic	$0.03	$0.03	$0.04	$0.04
Net income per common share – Diluted	$0.02	$0.03	$0.04	$0.04
Shares in per share computation Basic	5,432,905	5,361,008	5,430,292	5,345,826

Shares in per share computation Diluted	5,690,661	5,619,962	5,709,594	5,572,935

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 31,
	2004	2003
Operating activities:
Net income	$202,953	$202,728
Adjustments to reconcile net income to net cash provided in (used in) operating activities:
Depreciation and amortization	671,727	624,633
Changes in assets and liabilities:
Accounts receivable	495,765	(321,090)
Inventories	(202,400)	(103,937)
Other current assets	(142,867)	(255,195)
Accounts payable	182,830	(122,210)
Deferred revenue	(78,571)	(50,000)
Other current liabilities	(263,052)	(92,465)

Net cash provided by (used in) operating activities	866,385	(117,536)
Investing activities:
Capital expenditures	(206,809)	(141,735)
Patents	(33,018)	(23,698)
Sales (purchases) of marketable securities, net	(56,131)	3,464

Net cash used in investing activities	(295,958)	(161,969)
Financing activities:
Payments on capital leases	(45,616)	—
Proceeds from issuance of common stock	58,597	388,513

Net cash provided by financing activities	12,981	388,513
Increase in cash and cash equivalents	583,408	109,008
Cash and cash equivalents at beginning of period	1,764,499	411,618

Cash and cash equivalents at end of period	$2,347,907	$520,626

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION

Notes to Financial Statements (Unaudited)

March 31, 2004

Note A — Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2003 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month and six-month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

Note B — Net Income Per Common Share

     Net income per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” The Company’s basic net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. A reconciliation of the numerator and denominator in the basic and diluted net income per share calculation is as follows (in thousands, except per share):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Numerator
Net income	$139	$142	$203	$203
Denominator
Denominator for basic net income per share- weighted average shares outstanding	5,433	5,361	5,430	5,346
Effect of dilutive stock options	258	259	280	227
Denominator for diluted net income per share- weighted average shares outstanding	5,691	5,620	5,710	5,573
Basic net income per share	$0.03	$0.03	$.04	$.04

Diluted net income per share	$0.02	$0.03	$.04	$.04

Employee stock options of 339,000 for the second quarter of fiscal year 2004 and 297,000 for the six months ended March 31, 2004 have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the Company’s common stock.

Note C — Stock Based Compensation

     The Company accounts for employee stock options in accordance with APB 25, “Accounting for Stock Issued to Employees.” Under APB 25, the company recognizes no compensation expenses related to employee stock options, since options are always granted at a price equal to the market price on the day of grant.

     To determine the pro forma impact, the fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model and is then hypothetically amortized to compensation expenses over the four-year vesting period. The pro forma impact for the three-month and six-month periods ended March 31 follows (in thousands, except per share):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Reported Net Income	$139	$142	$203	$203
Pro Forma Impact of Expensing Stock Options	(116)	(134)	(231)	(268)

Pro Forma Net Income (Loss)	$23	$8	(28)	(65)
Reported Basic Net Income Per Share	$0.03	$0.03	$0.04	$0.04
Pro Forma Impact of Expensing Stock Options	$(0.02)	$(0.03)	$(0.04)	$(0.05)

Pro Forma Basic Net Income (Loss) Per Share	$0.01	$0.00	$0.00	$(0.01)
Reported Diluted Net Income Per Share	$0.02	$0.03	$0.04	$0.04
Pro Forma Impact of Expensing Stock Options	$(0.02)	$(0.03)	$(0.04)	$(0.05)

Pro Forma Diluted Loss Per Share	$0.00	$0.00	$(0.00)	$(0.01)

Note D — Inventories

     Inventories consist of the following:

	March 31,	September 30,
	2004	2003
Raw materials	665,649	614,763
Work-in-progress	1,474,379	1,565,213
Finished goods	1,704,991	1,462,643
Reserve for inventory obsolescence	(100,000)	(100,000)

	$3,745,019	$3,542,619

Note E – Income Taxes

     The Company has a history of pre-tax losses and has not generated taxable income since inception until fiscal 2003. While the Company had pre-tax income in fiscal 2003 and the first two quarters of fiscal 2004, the Company has net operating loss carryforwards of approximately $24.0 million that will offset its taxable income and therefore, no federal income taxes are due. The Company has recorded a valuation allowance to reduce the carrying value of its net deferred tax assets to an amount that is more likely than not to be realized. As of September 30, 2003 and March 31, 2004, the valuation allowance has reduced the carrying value of the net deferred tax asset to $0.

Note F – Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income (loss) and all other nonowner changes in shareholders’ equity during a period.

     The comprehensive income for the three-month and six-month periods ended March 31, 2004 and 2003 consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income	$139,365	$141,570	$202,953	$202,728
Unrealized gain (loss) on securities held, net	15,983	(5,185)	1,401	(12,539)

Comprehensive income	$155,348	$136,385	$204,354	$190,189

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Total Net Sales	100%	100%	100%	100%
Cost of Sales	65%	64%	65%	65%

Gross Margin	35%	36%	35%	35%
Operating Expenses:
Marketing and Selling	13%	14%	14%	15%
Research and Development	5%	6%	5%	6%
General and Administrative	14%	14%	14%	13%

Total Operating Expenses	32%	34%	33%	34%
Income From Operations	3%	3%	2%	2%
Interest Income, Net	1%	1%	0%	1%

Net Income	4%	4%	2%	3%

Three Month and Six Month Periods Ended March 31, 2004 and March 31, 2003

     Net Sales. Net sales for the second quarter of fiscal 2004 increased 3% to $3,811,000 from $3,718,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from a higher volume of branded product sales, offset by a slightly lower volume of product sales to private label customers.

     Net sales for the six months ended March 31, 2004 decreased 1% to $7,160,000 from $7,257,000 for the comparable six-month period of last fiscal year. The six-month sales decrease primarily resulted from an increase in volume of branded product sales, offset by a proportionately higher decrease in the volume of private label sales.

     Gross Margin. The Company’s gross margin as a percentage of net sales for the second quarter of fiscal 2004 was 35% compared to 36% for the comparable quarter of last fiscal year, primarily reflecting a higher proportion of sales of more recently introduced products in the second quarter of fiscal 2004 which, due to the current volume of sales of such products, have lower margins than many of the Company’s standard products, which have a higher volume of sales.

     The Company’s gross margin as a percentage of net sales for the six months ended March 31, 2004 was 35%, which was identical to the gross margin in the comparable six-month period of last fiscal year.

     Marketing and Selling. Marketing and selling expense for the second quarter of fiscal 2004 decreased 6% to $497,000 from $527,000 for the comparable quarter of last fiscal year. The decrease in marketing and selling expense is primarily related to an overall decrease in the level of advertising and other promotional costs in the second quarter of fiscal 2004.

     Marketing and selling expense for the six months ended March 31, 2004 decreased 6% to $1,008,000 from $1,078,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

     Research and Development. Research and development expense for the second quarter of fiscal 2004 decreased 10% to $192,000 from $213,000 for the comparable quarter of last fiscal year. The decrease in research and development expense is primarily related to a comparatively higher level of development costs relating to the Company’s intermittent catheters in the prior year’s second fiscal quarter.

     Research and development expense for the six months ended March 31, 2004 decreased 12% to $369,000 from $420,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

     General and Administrative. General and administrative expense for the second quarter of fiscal 2004 increased 7% to $537,000 from $504,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is primarily related to increased professional fees, property taxes and insurance expense.

     General and administrative expense for the six months ended March 31, 2004 increased 7% to $994,000 from $927,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

     Interest Income. Interest income for the second quarter of fiscal 2004 decreased 50% to $21,000 from $42,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects an overall lower interest rate on short-term investments.

     Interest income for the six months ended March 31, 2004 decreased 61% to $33,000 from $85,000 for the comparable six-month period of last fiscal year. The decrease reflects an overall lower interest rate on short-term investments as discussed above.

Liquidity and Capital Resources

     The Company’s cash, cash equivalents and marketable securities were $6.6 million at March 31, 2003 compared to $6.0 million at September 30, 2003. The increase in cash primarily resulted from the net cash provided by operating activities offset by an increase in capital expenditures.

     During the three-month period ended March 31, 2004, the Company generated $838,000 of cash from operating activities compared to a net $144,000 of cash generated by operations during the comparable period of the prior fiscal year. Increased net cash from operating activities in fiscal 2004 primarily reflects net income before depreciation and a decrease in accounts receivable. Accounts receivable balances for the three-month period decreased 16% or $371,000, primarily as a result of the timing of orders. Inventories were essentially flat, with a decrease of $13,000 during the recent three-

month period. Other current assets decreased 5% or $20,000 during the recent three-month period primarily as a result of prepaid insurance premiums and prepayments relating to certain manufacturing equipment. Current liabilities were essentially flat, with a decrease of $7,000 during the recent three-month period. In addition, capital expenditures during this period were $165,000 compared to $142,000 for the comparable period of the prior fiscal year.

     During the fiscal quarter ended March 31, 2003, the Company entered into a $1,000,000 revolving line of credit with U.S. Bank National Association. The agreement calls for a variable interest rate that is equal to 1% plus the one-month LIBOR rate. The agreement’s initial term expired March 31, 2004. However, on April 1, 2004, the parties extended the term of this line of credit through March 31, 2005. As of March 31, 2004, the company did not have any amounts outstanding under this line of credit.

     The Company believes that its capital resources on hand at March 31, 2004, together with cash generated from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 2003. However, the Company may be required to seek additional funding sources, such as additional borrowings under the Company’s revolving line of credit or equity or debt financings, to fund the Company’s working capital requirements. If the Company decides to seek additional financing, there can be no assurance as to the outcome of such efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing could result in significant cash restraints and financial issues for the Company.

Forward-Looking Statements

     Statements other than historical information contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “predict,” “intend,” “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the uncertainty of gaining acceptance of the anti-infection and hydrophilic intermittent catheters, the Release-NF Foley catheters and the FemSoft Insert in the marketplace; the uncertainty of new product introductions; the uncertainty of gaining new strategic relationships; the uncertainty of timing of revenues from private label sales (particularly with respect to international customers); FDA and other regulatory review and response times; manufacturing capacities for both current products and new products; the uncertainty of insurance coverage of the FemSoft Insert by additional insurers; the uncertainty that initial consumer interest in the FemSoft Insert may not result in significant sales of the product or continued sales of the product after trial; the results of product evaluations; the securing of Group Purchasing Organization contract participation; results of clinical tests; the timing of clinical preference testing and product introductions; and other risk factors listed from time to time in the Company’s SEC reports, including, without limitation, the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 2002.

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

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

In December 1999, the Board of Directors authorized a plan for the Company to purchase up to a total of 1,000,000 shares of its outstanding common stock, primarily through open-market transactions. Unless earlier terminated by resolution of the Company’s board of directors, this plan will expire when the Company has repurchased all shares authorized for repurchase thereunder.

Information on the Company’s purchases of equity securities follows:

(d)
			(c)	Maximum
			Total	Number of
			Number	Shares that
			of Shares	May Yet Be
		(b)	Purchased as	Purchased
	(a)	Average	Part of	Under the
	Total	Price	Publicly	Plans or
	Number	Paid	Announced	Programs (at
	of Shares	per	Plans or	end of
Period	Purchased	Share	Programs	period)
January 1, 2004 – January 31, 2004	—	—	—	979,000
February 1, 2004 – February 29, 2004	—	—	—	979,000
March 1, 2004 - March 31, 2004	—	—	—	979,000

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

               The 2004 Annual Meeting of Shareholders of Rochester Medical Corporation was held on Thursday, January 22, 2004, at the Minneapolis Hilton and Towers Hotel in Minneapolis, Minnesota.

               The holders of 5,183,712 shares of common stock, representing 95.49% of the 5,428,431 outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. Management’s entire slate of five directors listed in the proxy statement was elected to serve until the next Annual Meeting of Shareholders by the following vote tallies:

	For	Authority Withheld
Darnell L. Boehm	5,051,657	132,055
Anthony J. Conway	5,014,057	169,655
Peter R. Conway	5,014,057	169,655
Roger W. Schnobrich	5,049,957	133,755
Benson Smith	5,051,657	132,055

               The Company’s shareholders ratified the selection of Ernst & Young LLP as the Company’s independent auditors by the following vote tallies:

For	Against	Abstain
5,154,679	23,045	5,988

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company filed an 8-K dated January 27, 2004 reporting under Item 7 (“Financial Statements and Exhibits”) and Item 12 (“Results of Operations and Financial Condition”), a press release announcing the Company’s financial results for the fiscal quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION
Date: May 14, 2004	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: May 14, 2004	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit		Page
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002