Form 10-Q
period 2004-06-30
ROCHESTER MEDICAL CORPORATION
filed 2004-08-06
CIK 868368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
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

5,439,031 Common Shares as of August 5, 2004.

ROCHESTER MEDICAL CORPORATION

Report on Form 10-Q
for quarter ended
June 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ROCHESTER MEDICAL CORPORATION

BALANCE SHEETS

	June 30,	September 30,
	2004	2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,042,781	$1,764,499
Marketable securities	5,187,991	4,201,736
Accounts receivable	2,624,716	2,454,310
Inventories	3,703,396	3,542,619
Prepaid expenses and other assets	365,106	272,245

Total current assets	12,923,990	12,235,409
Property and equipment:
Land and buildings	5,680,953	5,680,953
Equipment and fixtures	11,682,543	11,117,426

	17,363,496	16,798,379
Less accumulated depreciation	(9,070,872)	(8,134,717)

Total property and equipment	8,292,624	8,663,662
Intangible assets:
Patents, less accumulated amortization	226,325	225,597

Total assets	$21,442,939	$21,124,668

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$795,319	$507,580
Accrued expenses	731,532	1,098,578
Current maturities of capital leases and debt	71,086	74,263
Deferred revenue	157,143	157,143

Total current liabilities	1,755,080	1,837,564
Long-term liabilities:
Long-term portion of capital leases and debt	215,416	266,806
Deferred revenue	760,714	878,571

Total long-term debt	976,130	1,145,377
Shareholders’ equity:
Common Stock, no par value:
Authorized — 20,000,000 Issued and outstanding shares (5,438,131 – June 30, 2004; 5,424,700 – September 30, 2003)	41,924,001	41,857,144
Accumulated deficit	(23,136,259)	(23,725,890)
Unrealized gain (loss) on available-for-sale securities	(76,013)	10,473

Total shareholders’ equity	18,711,729	18,141,727
Total liabilities and shareholders’ equity	$21,442,939	$21,124,668

Note —	The Balance Sheet at September 30, 2003 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$4,257,223	$3,777,490	$11,416,876	$11,034,349
Cost of sales	2,652,547	2,525,110	7,272,620	7,239,540

Gross profit	1,604,676	1,252,380	4,144,256	3,794,809
	38%	33%	36%	34%
Costs and expenses:
Marketing and selling	632,899	550,279	1,640,424	1,628,206
Research and development	183,001	215,221	551,907	635,193
General and administrative	430,564	437,523	1,424,210	1,364,207

Total operating expenses	1,246,464	1,203,023	3,616,541	3,627,606

Income from operations	358,212	49,357	527,715	167,203
Other income (expense):
Interest income, net	28,467	36,879	61,917	121,759

Net income	386,679	$86,236	$589,632	$288,962

Net income per common share – basic	$0.07	$0.02	$0.11	$0.05
Net income per common share – diluted	$0.07	$0.02	$0.10	$0.05
Shares in per share computation – basic	5,437,262	5,406,529	5,432,607	5,366,060

Shares in per share computation – diluted	5,666,057	5,729,616	5,695,782	5,626,475

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 30,
	2004	2003
Operating activities:
Net income	$589,632	$288,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	977,094	944,327
Changes in assets and liabilities:
Accounts receivable	(170,406)	(551,446)
Inventories	(160,777)	16,233
Other current assets	(92,861)	(102,143)
Accounts payable	287,739	8,014
Deferred revenue	(117,857)	(75,000)
Other current liabilities	(367,046)	(175,027)

Net cash provided by operating activities	945,518	353,919
Investing activities:
Capital expenditures	(565,117)	(165,470)
Patents	(41,667)	(41,013)
Sales (purchases) of marketable securities, net	(1,072,742)	(47,680)

Net cash provided by (used in) investing activities	(1,679,526)	(254,163)
Financing activities:
Payments on capital leases	(54,567)	(8,833)
Proceeds from issuance of common stock	66,857	555,877

Net cash provided by financing activities	12,290	547,044
Increase (decrease) in cash and cash equivalents	(721,718)	646,800
Cash and cash equivalents at beginning of period	1,764,499	411,618

Cash and cash equivalents at end of period	$1,042,781	$1,058,418

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION

Notes to Financial Statements (Unaudited)

June 30, 2004

Note A — Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2003 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month and nine-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

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

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Numerator
Net income	$387	$86	$590	$289
Denominator
Denominator for basic net income per share - weighted average shares outstanding	5,437	5,407	5,433	5,366
Effect of dilutive stock options	229	323	263	260
Denominator for diluted net income per share - weighted average shares outstanding	5,666	5,730	5,696	5,626
Basic net income per share	$0.07	$0.02	$0.11	$0.05

Diluted net income per share	$0.07	$0.02	$0.10	$0.05

Employee stock options of 339,000 for the third quarter of fiscal year 2004 and for the nine months ended June 30, 2004, and employee stock options of 379,000 for the third quarter of fiscal year 2003 and for the nine months ended June 30, 2003, have been excluded from the diluted net income per share calculations because their exercise prices were greater than the average market price of the Company’s common stock.

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

     To determine the pro forma impact, the fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model and is then hypothetically amortized to compensation expenses over the four-year vesting period. The pro forma impact for the three-month and nine-month periods ended June 30 follows (in thousands, except per share):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Reported Net Income	$387	$86	$590	$289
Pro Forma Impact of Expensing Stock Options	(115)	(134)	(458)	(402)

Pro Forma Net Income (Loss)	272	$(48)	132	$(113)
Reported Basic Net Income Per Share	$0.07	$0.02	$0.11	$0.05
Pro Forma Impact of Expensing Stock Options	(0.02)	(0.03)	$(0.08)	$(0.07)

Pro Forma Basic Net Income (Loss) Per Share	$0.05	$(0.01)	$0.03	$(0.02)
Reported Diluted Net Income Per Share	$0.07	$0.02	$0.10	$0.05
Pro Forma Impact of Expensing Stock Options	(0.02)	(0.03)	$(0.08)	$(0.07)

Pro Forma Diluted Net Income (Loss) Per Share	$0.05	$(0.01)	$0.02	$(0.02)

Note D – Inventories

     Inventories consist of the following:

	June 30,	September 30,
	2004	2003
Raw materials	741,730	614,763
Work-in-progress	1,579,692	1,565,213
Finished goods	1,481,974	1,462,643
Reserve for inventory obsolescence.	(100,000)	(100,000)

	$3,703,396	$3,542,619

Note E – Income Taxes

     The Company has a history of pre-tax losses and has not generated taxable income since inception until fiscal 2003. While the Company had pre-tax income in fiscal 2003 and the first three quarters of fiscal 2004, the Company has net operating loss carryforwards of approximately $24 million that will offset its taxable income and therefore, no federal income taxes are due. The Company has recorded a valuation allowance to reduce the carrying value of its net deferred tax assets to an amount that is more likely than not to be realized. As of September 30, 2003 and June 30, 2004, the valuation allowance has reduced the carrying value of the net deferred tax asset to $0.

Note F – Comprehensive Income

     Comprehensive income includes net income and all other nonowner changes in shareholders’ equity during a period.

     The comprehensive income for the three-month and nine-month periods ended June 30, 2004 and 2003 consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$386,679	$86,236	$589,632	$288,962
Unrealized gain (loss) on securities held, net	(87,886)	78,611	(86,485)	66,072

Comprehensive income	$298,793	$164,847	$503,147	$355,034

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Total Net Sales	100%	100%	100%	100%
Cost of Sales	62%	67%	64%	66%

Gross Margin	38%	33%	36%	34%
Operating Expenses:
Marketing and Selling	15%	14%	14%	15%
Research and Development	4%	6%	5%	6%
General and Administrative	10%	12%	12%	12%

Total Operating Expenses	29%	32%	31%	33%
Income (Loss) From Operations	8%	1%	5%	2%
Interest Income, Net	1%	1%	1%	1%

Net Income (Loss)	9%	2%	6%	3%

Three Month and Nine Month Periods Ended June 30, 2004 and June 30, 2003

     Net Sales. Net sales for the third quarter of fiscal 2004 increased 13% to $4,257,000 from $3,777,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from a higher volume of product sales to private label customers.

     Net sales for the nine months ended June 30, 2004 increased 3% to $11,417,000 from $11,034,000 for the comparable nine-month period of last fiscal year. The nine-month sales increase primarily resulted from an increase in volume of branded product sales, offset by a proportionately lower net increase in the volume of private label sales, primarily attributable to a lower level of private label sales in the first quarter of fiscal 2004 as compared to the comparable period of the prior fiscal year.

     Although the timing of large private label orders may continue to be a factor that influences financial results in any given fiscal quarter, the Company currently expects that the overall growth trend is favorable in both the branded products and private label areas of its business.

     Gross Margin. The Company’s gross margin as a percentage of net sales for the third quarter of fiscal 2004 was 38% compared to 33% for the comparable quarter of last fiscal year. The current quarter’s margin primarily reflects the Company’s increased level of net sales offset against a relatively flat level of fixed overhead expense. The Company currently expects that an increase in net sales in future periods would favorably impact its gross margins in such periods if overall fixed overhead expense in such future periods remains relatively flat.

     The Company’s gross margin as a percentage of net sales for the nine months ended June 30, 2004 was 36% compared to 34% for the comparable nine-month period of last fiscal year. Factors related to the nine-month margin are generally consistent with those discussed above for the current quarter.

     Marketing and Selling. Marketing and selling expense for the third quarter of fiscal 2004 increased 15% to $633,000 from $550,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to increased extended care marketing costs and increased direct sales costs.

     Marketing and selling expense for the nine months ended June 30, 2004 was generally flat as compared to marketing and selling expense for the comparable nine-month period of last fiscal year, with expenses of $1,640,000 for the nine months ended June 30, 2004, versus expenses of $1,628,000 for the comparable nine-month period of last fiscal year. The nine-month level of marketing and selling expense in fiscal 2004 as compared to the comparable period in the prior fiscal year primarily reflects an increase in salaries and other compensation offset by a decrease in advertising costs and a comparably lower level of accrued bonuses for management personnel in the current fiscal year.

     Research and Development. Research and development expense for the third quarter of fiscal 2004 decreased 15% to $183,000 from $215,000 for the comparable quarter of last fiscal year. The decrease in research and development expense is primarily related to a comparatively lower level of development costs relating to the Company’s intermittent catheters in the current year’s third fiscal quarter.

     Research and development expense for the nine months ended June 30, 2004 decreased 13% to $552,000 from $635,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.

     General and Administrative. General and administrative expense for the third quarter of fiscal 2004 were generally flat as compared to general and administrative expense for the comparable quarter of last fiscal year, with expenses of $431,000 in the third quarter of fiscal 2004, versus expenses of $438,000 for the comparable quarter of last fiscal year.

     General and administrative expense for the nine months ended June 30, 2004 was generally flat as compared to general and administrative expense for the comparable nine-month period of last fiscal year, with expenses of $1,424,000 for the nine months ended June 30, 2004, versus expenses of $1,364,000 for the comparable nine-month period of last fiscal year. The nine-month level of general and administrative expense in fiscal 2004 as compared to the comparable period in the prior fiscal year primarily reflects an increase in professional fees, including legal, audit and shareowner services, offset by a comparably lower level of accrued bonuses for management personnel in the current fiscal year. The Company expects that its costs for professional fees related to legal, audit and shareholder services will continue to increase in future periods as a result of higher costs associated with being a public company.

     Interest Income, Net. Interest income, net, for the third quarter of fiscal 2004 decreased 24% to $28,000 from $37,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects an overall lower interest rate on short-term investments, as well as increased interest expense relating to capital equipment leases and installment payments regarding the Company’s prior purchase of real estate.

     Interest income, net, for the nine months ended June 30, 2004 decreased 49% to $62,000 from $122,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative level of nine-month net interest income are generally consistent with those discussed above for the current quarter.

Liquidity and Capital Resources

     The Company’s cash, cash equivalents and marketable securities were $6.2 million at June 30, 2004 compared with $6.0 million at September 30, 2003.

     During the three-month period ended June 30, 2004, the Company generated $79,000 of cash from operating activities compared to a net $471,000 of cash generated from operating activities during the comparable period of the prior fiscal year. Increased net cash from operating activities in fiscal 2004 primarily reflects net income before depreciation offset by increases in current assets and decreases in current liabilities. Accounts receivable balances for the three-month period increased 34% or $666,000, primarily as a result of the timing of orders. Inventories were essentially flat, with a decrease of $42,000 during the recent three-month period. Other current assets decreased 12% or $50,000 during the recent three-month period primarily as a result of prepaid insurance premiums and prepayments relating to certain manufacturing equipment. Current liabilities were essentially flat, with an increase of $1,000 during the recent three-month period. In addition, capital expenditures during this period were $358,000 compared to $24,000 for the comparable period of the prior fiscal year. The increase in capital expenditures in fiscal 2004 primarily reflects the Company’s warehouse expansion. The Company currently expects to spend up to an additional $400,000 in the fourth fiscal quarter of 2004 and the first fiscal quarter of 2005 with respect to this expansion.

     During the fiscal quarter ended March 31, 2003, the Company entered into a $1,000,000 revolving line of credit with U.S. Bank National Association. The agreement calls for a variable interest rate that is equal to 1% plus the one-month LIBOR rate. The agreement’s initial term expired March 31, 2004. However, on April 1, 2004, the parties extended the term of this line of credit through March 31, 2005. As of June 30, 2004, the company did not have any amounts outstanding under this line of credit.

     The Company believes that its capital resources on hand at June 30, 2004, together with cash generated from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 2003. However, the Company may be required to seek additional funding sources, such as additional borrowings under the Company’s revolving line of credit or equity or debt financings, to fund the Company’s working capital requirements. If the Company decides to seek additional financing, there can be no assurance as to the outcome of such efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing could result in significant cash restraints and financial issues for the Company.

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

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     In December 1999, the Board of Directors authorized a plan for the Company to purchase up to a total of 1,000,000 shares of its outstanding common stock, primarily through open-market transactions.

Unless earlier terminated by resolution of the Company’s board of directors, this plan will expire when the Company has repurchased all shares authorized for repurchase thereunder.

Information on the Company’s purchases of equity securities follows:

(d)
Maximum
			(c)	Number of
			Total Number	Shares that
			of Shares	May Yet Be
			Purchased as	Purchased
	(a)	(b)	Part of Publicly	Under the
	Total Number	Average	Announced	Plans or
	of Shares	Price Paid	Plans or	Programs (at
Period	Purchased	per Share	Programs	end of period)
April 1, 2004 – April 30, 2004	—	—	—	979,000
May 1, 2004 – May 30, 2004	—	—	—	979,000
June 1, 2004 – June 30, 2004	—	—	—	979,000

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company furnished a Current Report on Form 8-K dated April 26, 2004 reporting under Item 7 (“Financial Statements and Exhibits”) and Item 12 (“Results of Operations and Financial Condition”) a press release announcing the Company’s financial results for the second fiscal quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION
August 6, 2004	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: August 6, 2004	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit	Page
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002