Form 10-K
period 2004-09-30
ROCHESTER MEDICAL CORPORATION
filed 2004-12-15
CIK 868368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 OR 15(d)
of the Securities Exchange Act of 1934

For fiscal year ended September 30, 2004

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

The issuer’s revenues for its most recent fiscal year were $15,011,419.

The aggregate market value of voting stock held by non-affiliates based upon the closing Nasdaq sale price on March 31, 2004 was $39,037,987.

Number of shares outstanding on December 8, 2004 was 5,451,150 Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for its January 20, 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

ITEM 1. Business

Overview

     Rochester Medical Corporation (the “Company”) develops, manufactures and markets a broad line of innovative, technologically enhanced latex-free and PVC free urinary continence and urine drainage care products for the extended care and acute care markets. The Company’s extended care products include a line of male external catheters for managing male urinary incontinence and a line of intermittent catheters for managing both male and female urinary retention. The extended care products also include the FemSoft® Insert, a soft, liquid-filled, conformable urethral insert for managing female stress urinary incontinence in adult females. The Company’s acute care products include a line of standard Foley catheters and its RELEASE-NF® Catheter, an antibacterial Foley catheter that reduces the incidence of hospital acquired urinary tract infection (“UTI”). A small percentage of the Company’s extended care products also are used in the acute care market.

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

     Intermittent Catheters. The Company’s Personal Catheters® are a line of disposable intermittent catheters manufactured from silicone. The Company produces the Personal Catheters in three lengths for male, female, and pediatric use and in multiple diameters. The Company produces four distinct versions of the Personal Catheter: the basic Standard Personal Catheter, the Antibacterial Personal Catheter, the Hydrophilic Personal Catheter and the Antibacterial HydroPersonal Catheter. The Antibacterial Personal Catheter provides site-specific delivery of nitrofurazone, a drug that has been proven effective in reducing urinary tract infections. The Hydrophilic Personal Catheter becomes extremely slippery when moistened, providing a very low friction surface for ease and comfort during insertion and removal. The Antibacterial HydroPersonal Catheter combines these innovations to offer the most advanced intermittant catheter technology available today. All of the Personal Catheter designs are latex-free and PVC-free, eliminating the allergen, toxin or disposal concerns commonly associated with latex and PVC catheters.

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

     The Company also offers standard silicone Foley catheters in a two-lumen version for urinary drainage management and in a three-lumen version that also supports irrigation of the urinary tract. These Foley catheters are available in all adult and pediatric sizes. All of the Company’s silicone Foley catheters eliminate the risk of the allergic reactions and tissue irritation and damage associated with latex Foley catheters. The Company’s standard Foley catheters are transparent which enables healthcare professionals to observe urine flow. Unlike the manufacturing processes used by producers of competing silicone Foley catheters, in which the balloon is made separately and attached by hand in a separate process involving gluing, the Company’s automated manufacturing processes allow the Company to integrate the balloon into the structure of the Foley catheter, resulting in a smoother, more uniform exterior that may help reduce irritation to urinary tissue.

     The Company’s Foley catheters are packaged sterile in single catheter strips or in procedural trays and sold under the Rochester Medical brand and under private label arrangements. In addition, the Company sells its Foley catheters in bulk under private label arrangements for packaging in kits with tubing, collection bags and other associated materials.

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

     The Company maintains a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance and quality control test methods. The Company has obtained ISO 13485 certification for its Foley catheter, male external catheter, intermittent catheter and FemSoft Insert production lines.

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

     Research and development expense for fiscal years 2004, 2003 and 2002 was $706,000, $875,000 and $835,000, respectively.

Competition

     The continence care market is highly competitive. The Company believes that the primary competitive factors include price, product quality, technical capability, breadth of product line and distribution capabilities. The Company’s ability to compete is affected by its product development and innovation capabilities, its ability to obtain regulatory clearances, its ability to protect the proprietary technology of its products and manufacturing processes, its marketing capabilities, and its ability to attract and retain skilled employees, to maintain current distribution relationships, to establish new distribution relationships and to secure participation in purchase contracts with group purchasing organizations. The Company believes that it is important for the Company to differentiate its products and broaden its product lines in order to attract large customers, such as distributors, dealers, institutions and home care organizations.

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

     The Company competes directly for sales of continence care devices under the Company’s own brand with larger, multi-product medical device manufacturers and distributors such as C.R. Bard, Inc., Euromedical, Unomedical, Kendall Healthcare Products Company, Hollister, Mentor, Astra Tech AB and Coloplast. Many of the competitive alternative products or therapies to the Company’s products are distributed by larger competitors including Johnson & Johnson Personal Products Company, Kimberly-Clark Corporation and Proctor & Gamble Company (for adult diapers and absorbent pads), and C.R. Bard, Inc. (for injectable materials). Many of the Company’s competitors, potential competitors and providers of alternative products or therapies have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than the Company. It is possible that other large healthcare and consumer products companies may enter this market in the future. Furthermore, academic institutions, governmental agencies and other public and private research organizations will continue to conduct research, seek patent protection and establish arrangements for commercializing products in this market. Such products may compete directly with products which may be offered by the Company.

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

     The Company received FDA marketing authorization for its FemSoft Insert on September 30, 1999 pursuant to a PMA. As a condition of FDA approval of the Company’s PMA filing based on interim clinical study results, the Company was required to complete its most recent clinical study of the FemSoft Insert and submit the additional data to the FDA for its further consideration to determine whether such approval should be continued. The Company completed its latest clinical study in fiscal 2003 and submitted the additional data to the FDA. The Company is in the process if responding to comments from the FDA. There can be no assurance that these additional data will be sufficient in the FDA’s opinion to permit continued marketing of the device even though the PMA filing for the FemSoft Insert was initially approved by the FDA. All of the Company’s other marketed products have received FDA marketing authorization pursuant to 510(k) notifications.

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

     Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences may affect the efficiency and timeliness of international market introduction of the Company’s products. For countries in the European Union (“EU”), medical devices must display a CE mark before they may be imported or sold. In order to obtain and maintain the CE mark, the Company must comply with the Medical Device Directive and pass an initial and annual facilities audit inspections to ISO 9001 by an EU inspection agency. The Company has obtained ISO 13485 quality system certification for the products its currently manufactures. In order to maintain certification, the Company is required to pass annual facilities audit inspections conducted by EU inspectors.

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

Third Party Reimbursement

     In the United States, healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, Medicaid, private health insurance plans and managed care organizations, to reimburse all or a portion of the cost of the devices. The Medicare program is funded and administered by the federal government, while the Medicaid program is jointly funded by the federal government and the states, which administer the program under general federal oversight. The Company believes its currently marketed products, including the RELEASE-NF Catheter, are generally eligible for coverage under these third party reimbursement programs. In some instances, the Company has received Medicare reimbursement for the FemSoft Insert, and several private health insurance plans also offer this reimbursement. The competitive position of certain of the Company’s products may be partially dependent upon the extent of reimbursement for its products.

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

Employees

     As of September 30, 2004, the Company employed 170 full-time employees, of whom 140 were in manufacturing, and the remainder in marketing and sales, research and development and administration. The Company is not a party to any collective bargaining agreement and believes its employee relations are good.

Executive Officers of the Registrant

     The executive officers of the Company as of December 1, 2004 are as follows:

Name	Age	Position

Anthony J. Conway	60	Chairman of the Board, Chief Executive Officer,
		President and Secretary
David A. Jonas	40	Chief Financial Officer and Treasurer
Philip J. Conway	48	Vice President, Production Technologies
Dara Lynn Horner	46	Vice President, Marketing
Martyn R. Sholtis	45	Corporate Vice President

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

     Martyn R. Sholtis joined the Company in April 1992 and serves as the Company’s Corporate Vice President. Mr. Sholtis is responsible for all sales and for corporate business development activities. From 1985 to 1992 Mr. Sholtis was employed by Sherwood Medical, a company that manufactured and sold a variety of disposable medical products including urological catheters, most recently as Regional Sales Manager for the Nursing Care Division.

     Messrs. Anthony J. Conway, Philip J. Conway and Peter R. Conway, a director of the Company, are brothers.

ITEM 2. Properties

     The Company’s administrative offices and liquid encapsulation manufacturing facilities occupy a 66,000 square foot manufacturing and office facility on a 33 acre site owned by the Company and located in an industrial park in Stewartville, Minnesota. The Company’s male external and Foley catheter manufacturing facilities consists of a 34,000 square foot manufacturing and office building located on a nearby 3.5 acre site owned by the Company in the same industrial park.

ITEM 3. Legal Proceedings

     The Company is plaintiff in a lawsuit titled Rochester Medical Corporation vs. C.R. Bard, Inc.; Tyco International (US), Inc.; Tyco Health Care Group, L.P.; Novation LLC; VHA, Inc.; Premier, Inc.; and Premier Purchasing Partners, in the United States District Court for the Eastern District of Texas, Civil Action No. 504-CV-060. This suit alleges anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters, and seeks an unspecified amount of damages and injunctive and other relief. The litigation is in the early stages of discovery, and the Company cannot now estimate the prospects for a favorable outcome.

     The Company is not involved in any other material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2004.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Common Stock is quoted on the Nasdaq National Market under the symbol ROCM. The following table sets forth, for the periods indicated, the range of high and low last sale prices for the Common Stock as reported by the Nasdaq National Market.

	High	Low

Fiscal 2003
First Quarter	$8.70	$5.94
Second Quarter	11.00	7.90
Third Quarter	12.30	9.90
Fourth Quarter	11.84	10.06
Fiscal 2004
First Quarter	$12.58	$8.85
Second Quarter	10.42	9.13
Third Quarter	10.00	7.64
Fourth Quarter	9.76	7.90

Holders

     As of December 8, 2004, the Company had 151 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own Common Stock in nominee or street name.

Dividends

     The Company has paid no cash dividends on its Common Stock, and it does not intend to pay cash dividends on its Common Stock in the future.

ITEM 6. Selected Financial Data

     The following selected financial data of the Company as of September 30, 2004 and 2003 and for the three fiscal years ended September 30, 2004, 2003 and 2002 are derived from, and should be read together with, the financial statements of the Company audited by Ernst & Young LLP, independent auditors, included elsewhere in this Form 10-K. The following selected financial data as of September 30, 2002, 2001 and 2000 and for the fiscal years ended

September 30, 2001 and 2000 are derived from audited financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	Fiscal Years Ended September 30,

	2004	2003	2002	2001	2000

		(in thousands, except per share data)
Statements of Operations Data:
Net sales	$15,011	$14,655	$11,076	$8,302	$7,860
Cost of sales	9,615	9,574	7,888	6,304	6,151

Gross profit	5,396	5,081	3,188	1,998	1,709
Operating expenses:
Marketing and selling	2,176	2,225	2,196	2,545	4,589
Research and development	706	875	835	1,062	1,008
General and administrative	1,857	1,809	1,763	1,730	2,238

Total operating expenses	4,739	4,909	4,794	5,337	7,835

Income (Loss) from operations	657	172	(1,606)	(3,339)	(6,126)
Interest income, net	90	158	212	384	595

Net income (Loss)	$747	$330	$(1,394)	$(2,995)	$(5,531)

Net income (Loss) per common share — basic	$.14	$.06	$(.26)	$(.55)	$(1.04)
Net income (Loss) per common share — diluted	$.13	$.06	$(.26)	$(.55)	$(1.04)
Weighted average number of common shares outstanding — basic	5,434	5,380	5,329	5,339	5,341
Weighted average number of common shares outstanding — diluted	5,687	5,654	5,329	5,339	5,341

	As of September 30,

	2004	2003	2002	2001	2000

		(in thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$5,872	$5,966	$4,464	$5,748	$8,859
Working capital	11,119	10,398	8,523	8,319	10,329
Total assets	21,384	21,125	19,636	19,659	23,254
Long-term debt and leases	172	267	—	—	—
Accumulated deficit	(22,979)	(23,726)	(24,056)	(22,661)	(19,706)
Total shareholders’ equity	$18,888	$18,142	$17,144	$18,455	$21,573

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

Overview

     Rochester Medical Corporation develops, manufactures and markets a broad line of innovative, technologically enhanced latex-free and PVC free urinary continence and urine drainage care products for the extended care and acute care markets. The Company’s products are comprised of its base products, which include its male external catheters and standard silicone Foley catheters, and its advanced products, which include its intermittent catheters, its anti-infection Foley catheters and its FemSoft Insert. The Company markets its products under its Rochester Medical® brand, and also supplies its products to several large medical product companies for sale under brands owned by these companies, which are referred to as private label sales. The Company sells its products both in the domestic market and internationally.

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

     Inventories

     Inventories are valued at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or the current estimated market value of the inventory. The Company’s policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products. At September 30, 2004, this reserve was $100,000, which was equal to the amount of the reserve at September 30, 2003. If actual future demand or market conditions differ from those projected by the Company, additional inventory valuation adjustments may be required. These valuation adjustments would be included in cost of goods sold.

     The Company maintains an allowance for doubtful accounts, which is calculated by a combination of specific account identification as well as percentages of past due balances. At September 30, 2004, this allowance was $73,445 compared to $69,948 at September 30, 2003. If actual future demand or market conditions differ from those projected by the Company, additional receivables valuation adjustments may be required.

     Revenue Recognition

     The Company recognizes revenue from product sales upon shipment when title transfers to customers. Amounts received for upfront license fees under multiple-element supply and distribution arrangements are deferred and recognized over the period of supply, if such arrangements require the Company’s on-going services or performance.

     Income Taxes

     The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient taxable income in the United States, based on estimates and assumptions. The Company records a valuation allowance to reduce the carrying value of its net deferred tax asset to the amount that is more likely than not to be realized. For the year ended September 30, 2004, the Company recorded a $9.1 million valuation allowance related to its net deferred tax assets of $9.1 million. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made. On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance.

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales:

	Fiscal Years Ended September 30,

	2004	2003	2002

Total net sales	100%	100%	100%
Cost of sales	64	65	71

Gross margin	36	35	29
Operating expenses:
Marketing and selling	15	15	20
Research and development	5	6	8
General and administrative	12	13	16

Total operating expenses	32	34	44
Income (loss) from operations	4	1	(15)
Interest income, net	1	1	2

Net income (loss)	5%	2%	(13)%

     The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	Fiscal Years Ended September 30,
		2004			2003			2002
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$3,660	$3,900	$7,560	$4,136	$4,074	$8,210	$3,271	$2,835	$6,106
Advanced products	725	154	879	—	135	135	85	25	110

Total private label sales	$4,385	$4,054	$8,439	$4,136	$4,209	$8,345	$3,356	$2,860	$6,216

Branded sales:
Base products	$3,027	$2,618	$5,645	$2,910	$2,695	$5,605	$2,596	$2,052	$4,648
Advanced products	575	352	927	417	289	705	198	13	211

Total branded sales	$3,602	$2,970	$6,572	$3,327	$2,984	$6,310	$2,794	$2,065	$4,859

Total net sales:	$7,987	$7,024	$15,011	$7,463	$7,193	$14,655	$6,150	$4,925	$11,075

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

     Net Sales. Net sales increased 2.4% to $15.0 million in fiscal 2004 from $14.7 million in the prior fiscal year, which sales primarily were comprised of the Company’s base products, including male external catheters and standard Foley catheters. The increase in net sales primarily was attributable to an increase in net sales of advanced products, offset by a decrease in net sales of base products, particularly to private label customers. This decrease in private label sales primarily was attributable to an unanticipated overstocking by our customers during a rapid, initial conversion of the European market from latex male external catheters to silicone male external catheters, as well as in part from changes in inventory management practice at some of the Company’s major accounts.

     Gross Margin. The Company’s gross margin was 36% in fiscal 2004 compared to 35% in the prior fiscal year. The Company’s increase in gross margin in fiscal 2004 was due to increased utilization of production capacity and increased efficiencies in manufacturing.

     Marketing and Selling. Marketing and selling expense was relatively flat in fiscal 2004 as compared to fiscal 2003, with marketing and selling expense of approximately $2.2 million in each of fiscal 2004 and fiscal 2003. Marketing and selling expense as a percentage of net sales for fiscal 2004 and fiscal 2003 was 15%. The decrease in marketing and selling expense as a percentage of net sales primarily reflects the growth in net sales, while expenditures relating to the Company’s sales force, marketing team and network of distributor relationships have remained at relatively constant levels.

     Research and Development. Research and development expense decreased 19% to $0.7 million in fiscal 2004 from $0.9 million in the prior fiscal year. The decrease in research and development expense primarily reflects a decrease in clinical costs, development costs associated with the Company’s advanced intermittent products and bonus compensation to executive officers. Research and development expense as a percentage of net sales for fiscal 2004 and fiscal 2003 was 5% and 6%, respectively. The decrease in research and development expense as a percentage of net sales primarily reflects the Company’s growth in net sales as well as the factors described earlier in this paragraph.

     General and Administrative. General and administrative expense increased 3% to $1.9 million in fiscal 2004 from $1.8 million in the prior fiscal year. The increase in general and administrative expense primarily reflects increased costs associated with being a public company, including legal, audit and shareowner services. General and administrative expense as a percentage of net sales for fiscal 2004 and fiscal 2003 was 12% and 13%, respectively.

     Interest Income, Net. Interest income, net, decreased 43% to $90,000 in fiscal 2004 from $158,000 in the prior fiscal year. The decrease in net interest income primarily reflects generally lower interest rates in fiscal 2004, as well as interest expense relating to debt incurred by the Company in purchasing real property in fiscal 2003.

     Income Taxes. The Company has a history of pre-tax losses and had not generated taxable income since inception until fiscal 2003. While the Company had pre-tax income in fiscal 2004 and 2003, the Company utilized a portion of its net operating loss carryforward and therefore, no federal income taxes are due for fiscal 2004 or fiscal 2003.

     As of September 30, 2004, the Company has $23.5 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in 2005. The expiration by year for the upcoming five fiscal years and thereafter are as follows: 2004: 0; 2005: 0; 2006: 0; 2007: $572,000; 2008: $892,000; 2009: $1,086,000; and thereafter, $21.0 million. In addition, under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of the Company’s net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

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

     General and Administrative. General and administrative expense was relatively flat in fiscal 2003 as compared to fiscal 2002, with general and administrative expense of approximately $1.8 million in each of fiscal 2003 and fiscal 2002. General and administrative expense as a percentage of net sales for fiscal 2003 and fiscal 2002 was 13% and 16%, respectively. The decrease in general and administrative expense as a percentage of net sales primarily reflects the growth in net sales, while general and administrative expenses have remained at relatively constant levels.

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

     As of September 30, 2003, the Company had $24 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in 2005. The expiration by year for the upcoming five fiscal years and thereafter are as follows: 2004: $0; 2005: $159,000; 2006: $148,000; 2007: $1,168,000; 2008: $892,000; and thereafter: $21.6 million. In addition, under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of the Company’s net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

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

     The Company’s cash, cash equivalents and marketable securities were $5.9 million at September 30, 2004 compared with $6.0 million at September 30, 2003.

     The Company generated a net $1,072,000 of cash in operating activities during the year. Investing activities, primarily capital expenditures and the purchase of marketable securities, used net cash of $2,202,000 in fiscal 2004.

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

     During the fiscal quarter ended March 31, 2003, the Company entered into a $1,000,000 revolving line of credit with U.S. Bank National Association. The Company did not have any borrowings outstanding at any time during the fiscal year ended September 30, 2004. The agreement calls for a variable interest rate that is equal to 1% plus the one-month LIBOR rate. The agreement runs through March 31, 2005.

     During fiscal 2004, the Company’s working capital position, excluding cash and marketable securities, increased by $815,000. Accounts receivable balances increased 7% or $177,000 during the fiscal year primarily as a result of one past due private label account. Inventories as of September 30, 2004 increased 11% primarily as a result of the expanded product line in the Company’s intermittent catheters. Other current assets were relatively flat as compared to the prior fiscal year. Current liabilities decreased 13%, or $235,000, during the year, primarily as a result of a decrease in the accrual of executive bonus compensation. Changes in other asset and liability balances related to timing of expense recognition.

     In December 1999, the Board of Directors authorized a stock repurchase program. Up to one million shares of the Company’s outstanding common stock may be repurchased under the program. Purchases may be made from time to time at prevailing prices in the open market and through other customary means. No time limit has been placed on the duration of the stock repurchase program and it may be conducted over an extended period of time as business and market conditions warrant. The Company also may discontinue the stock repurchase program at any time. The repurchased shares will be available for reissuance pursuant to employee stock option plans and for other corporate purposes. The Company intends to fund such repurchases with currently available funds. During fiscal 2004, the Company did not repurchase any shares of common stock.

     The following table summarizes the Company’s contractual cash commitments as of September 30, 2004:

	Payments Due by Period

		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4 - 5 years	years
Long Term Debt, including interest	$116,280	$41,140	$75,140	$—	$—
Capital Lease Obligations	156,830	44,615	89,230	22,985	—
Purchase Obligations (general operating)	987,008	987,008	—	—	—
Purchase obligations (warehouse expansion)	137,804	137,804	—	—	—

Total Contractual Cash Obligations	$1,397,922	$1,210,567	$164,370	$22,985	$—

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

New Accounting Pronouncements

     In March 2004, the FASB issued an exposure draft, “Share-Based Payments, an Amendment of FASB Statements No. 123 and 95,” which may eliminate the ability to account for share-based compensation transactions using APB No. 25 and require companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments. In Octobr 2004, the FASB delayed the effective date of this proposed pronouncement until fiscal or interim periods beginning after June 15, 2005. The Company will continue to monitor the rules and statements released by the FASB in regard to how it accounts for stock-based employee compensation.

RISK FACTORS

Limited Revenues; History of Losses and Potential Future Losses

     The Company has generated only limited revenues to date and, prior to fiscal 2003, experienced net losses since its inception. Net income for the fiscal years ended September 30, 2004 and 2003 was $747,000 and $330,000, respectively, while net losses for the fiscal years ended September 30, 2002, 2001 and 2000 were $1.4 million, $3.0 million and $5.5 million, respectively. The Company had an accumulated deficit of approximately $23.0 million at September 30, 2004. The Company’s ability to increase revenues and sustain profitability and positive cash flow over the next several years will depend primarily upon market acceptance of, and achievement of material sales from, the Company’s hydrophilic and antibacterial intermittent catheters and the RELEASE-NF Catheter, of which there can be no assurance. A substantial portion of the expenses associated with the Company’s manufacturing facilities are fixed in nature (i.e. depreciation) and will reduce the Company’s operating margin until such time, if ever, as the Company is able to increase utilization of its capacity through increased sales of its new products. As a result, there can be no assurance that the Company will ever generate substantial revenues or sustain profitability. Although the Company achieved profitability in fiscal 2003 and 2004, the Company may experience net losses in subsequent fiscal years or fiscal quarters.

Dependence on a Small Number of Customers

     The Company depends on a relatively small number of customers for a significant portion of its net sales. The Company’s five largest customers in fiscal 2004 represented approximately 52% of the Company’s total net sales. Because the Company’s customers typically purchase products in relatively large quantities at a time, the Company’s financial performance can fluctuate from quarter to quarter depending upon the timing of their purchases. The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its net sales. Because the Company’s major customers represent such a large part of its business, the loss of any of the Company’s major customers could negatively impact the Company’s business.

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

Dependence Upon Key Personnel

     If the Company is unable to attract, train and retain highly-skilled technical, managerial, sales and marketing personnel, it may be at a competitive disadvantage and unable to develop new products or increase revenue. The Company may grant large numbers of options to attract and retain personnel, which could be highly dilutive to our shareholders. The failure to attract, train, retain and effectively manage employees could negatively impact the Company’s research and development and sales efforts. In particular, the loss of sales personnel could lead to lost sales opportunities because it can take several months to hire and train replacement sales personnel. Uncertainty created by turnover of key employees could adversely affect the Company’s business, operating results and stock price.

Uncertainty of Market Acceptance of Products

     The Company has several products, including the antibacterial hydrophilic and antibacterial hydro intermittent catheters, the RELEASE-NF Catheter, and the FemSoft Insert, that represent new methods and improvements for urinary continence care. There can be no assurance that these products will gain any significant degree of market acceptance among physicians, healthcare payors and patients. Market acceptance of these products, if it occurs, may require lengthy hospital evaluations and/or the training of numerous physicians and clinicians, which could delay or dampen any such market acceptance. Moreover, approval of reimbursement for the Company’s products, competing products or alternative medical treatments, and the Company’s pricing policies will be important factors in determining market acceptance of these products. Any of the foregoing factors, or other factors, could limit or detract from market acceptance of these products. Insufficient market acceptance of these products could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In February 2004, the Company brought suit against certain GPOs and individual defendants alleging anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters, and seeks an unspecified amount of damages and injunctive and other relief. The litigation is in the early stages of discovery, and there can be no assurance that the outcome of this action will have any positive effect upon the Company’s business or financial condition.

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

ITEM 8. Financial Statements

Rochester Medical Corporation

Financial Statements

Years Ended September 30, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Rochester Medical Corporation

     We have audited the accompanying balance sheets of Rochester Medical Corporation as of September 30, 2004 and 2003, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rochester Medical Corporation at September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
October 22, 2004

ROCHESTER MEDICAL CORPORATION
BALANCE SHEETS

	September 30,

	2004	2003

Assets:
Current assets:
Cash and cash equivalents	$620,441	$1,764,499
Marketable securities	5,251,763	4,201,736
Accounts receivable, less allowance for doubtful accounts ($73,445 - 2004; $69,948 - 2003)	2,631,188	2,454,310
Inventories, net	3,945,313	3,542,619
Prepaid expenses and other current assets	273,229	272,245

Total current assets	12,721,934	12,235,409
Property, plant and equipment:
Land	365,951	365,951
Buildings	5,881,435	5,315,002
Equipment and fixtures	11,568,452	11,117,426

	17,815,838	16,798,379
Less accumulated depreciation	(9,373,411)	(8,134,717)

Total property, plant and equipment	8,442,427	8,663,662
Patents, less accumulated amortization ($906,698 - 2004; $850,315 - 2003)	219,296	225,597

Total assets	$21,383,657	$21,124,668

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$778,766	$507,580
Accrued compensation	275,826	708,367
Accrued expenses	319,319	390,211
Deferred revenue	157,143	157,143
Current maturities of debt	34,000	34,000
Current maturities of capital leases	37,611	40,263

Total current liabilities	1,602,665	1,837,564
Long-term liabilities:
Deferred revenue	721,429	878,571
Long-term debt, less current maturities	68,000	102,000
Capital leases, less current maturities	103,814	164,806

Total long-term liabilities	893,243	1,145,377
Shareholders’ equity:
Common Stock, no par value:
Authorized Shares - 20,000,000 Issued and outstanding shares; (5,441,131 - 2004; 5,424,700 - 2003)	41,940,700	41,857,144
Accumulated deficit	(22,979,077)	(23,725,890)
Unrealized gain (loss) on available-for-sale securities	(73,874)	10,473

Total shareholders’ equity	18,887,749	18,141,727

Total liabilities and shareholders’ equity	$21,383,657	$21,124,668

See accompanying notes.

ROCHESTER MEDICAL CORPORATION
STATEMENTS OF OPERATIONS

	Fiscal Years Ended September 30,

	2004	2003	2002

Net sales	$15,011,419	$14,655,372	$11,075,496
Cost of sales	9,615,427	9,574,414	7,887,893

Gross profit	5,395,992	5,080,958	3,187,603
Operating expenses:
Marketing and selling	2,175,665	2,225,376	2,196,426
Research and development	706,157	874,715	834,568
General and administrative	1,856,858	1,808,838	1,763,341

Total operating expenses	4,738,680	4,908,929	4,794,335
Income (loss) from operations	657,312	172,029	(1,606,732)
Other income (expense):
Interest income, net	89,501	157,874	211,927

Net income (loss)	746,813	329,903	(1,394,805)

Net income (loss) per common share - basic	$.14	$.06	$(.26)
Net income (loss) per common share - diluted	$.13	$.06	$(.26)

Weighted average number of common shares outstanding — basic	5,434,338	5,379,954	5,328,531

Weighted average number of common shares outstanding — diluted	5,686,594	5,653,859	5,328,531

See accompanying notes.

ROCHESTER MEDICAL CORPORATION
STATEMENT OF SHAREHOLDERS’ EQUITY

				Unrealized
				Gain (Loss)
	Common Stock			on Available-
			Accumulated	for-Sale
	Shares	Amount	Deficit	Securities	Total

Balance at September 30, 2001	5,328,500	$41,249,003	$(22,660,988)	$(132,830)	$18,455,185
Net loss for the year	—	—	(1,394,805)	—	(1,394,805)
Unrealized gain on available-for-sale securities	—	—	—	79,426	79,426

Subtotal — comprehensive loss					(1,315,379)
Stock option exercise	750	4,125	—	—	4,125

Balance at September 30, 2002	5,329,250	41,253,128	(24,055,793)	(53,404)	17,143,931
Net income for the year	—	—	329,903	—	329,903
Unrealized gain on available-for-sale securities	—	—	—	63,877	63,877

Subtotal — comprehensive income	—	—	—	—	393,780
Stock option exercise	95,450	604,016	—	—	604,016

Balance at September 30, 2003	5,424,700	41,857,144	(23,725,890)	10,473	18,141,727
Net income for the year	—	—	746,813	—	746,813
Unrealized loss on available-for-sale securities	—	—	—	(84,347)	(84,347)

Subtotal-comprehensive income	—	—	—	—	662,466
Stock option exercise	16,431	83,556	—	—	83,556

Balance at September 30, 2004	5,441,131	$41,940,700	$(22,979,077)	$(73,874)	$18,887,749

See accompanying notes.

ROCHESTER MEDICAL CORPORATION
STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September 30,

	2004	2003	2002

Operating Activities:
Net income (loss)	$746,813	$329,903	$(1,394,805)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,238,694	1,206,666	1,245,962
Amortization	56,383	54,051	45,267
Deferred revenue	(157,142)	85,714	950,000
Changes in operating assets and liabilities:
Accounts receivable	(176,878)	(548,868)	(406,105)
Inventories	(402,694)	35,312	(1,478,705)
Other current assets	(984)	(54,062)	(41,078)
Accounts payable	271,186	(126,354)	250,789
Other current liabilities	(503,433)	190,277	87,334

Net cash provided by (used in) operating activities	1,071,945	1,172,639	(741,340)
Investing Activities:
Capital expenditures	(1,017,459)	(244,357)	(559,840)
Patents	(50,082)	(70,570)	(66,000)
Purchase of marketable securities	(3,474,519)	(4,093,145)	(1,121,195)
Sales and maturities of marketable securities	2,340,145	4,007,676	1,053,072

Net cash used in investing activities	(2,201,915)	(400,396)	(693,963)
Financing Activities:
Payments on capital leases	(63,644)	(23,378)	—
Payments on long-term debt	(34,000)	—	—
Sale of Common Stock	83,556	604,016	4,125

Net cash provided by (used in) financing activities	(14,088)	580,638	4,125

Increase (decrease) in cash and cash equivalents	(1,144,058)	1,352,881	(1,431,178)
Cash and cash equivalents at beginning of year	1,764,499	411,618	1,842,796

Cash and cash equivalents at end of year	$620,441	$1,764,499	$411,618

Supplemental Cash Flow Information:
Interest Paid	$22,903	$8,109	$—

Non-Cash Investing and Financing Activities:
Capital lease arrangements	$—	$222,622	$—
Land purchased with debt	—	136,000	—

See accompanying notes.

ROCHESTER MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

     Marketable Securities

     Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. At September 30, 2004 and 2003, the balance consists of corporate bonds with remaining contractual maturities of one month to twelve months. The amortized cost and estimated market value of available-for-sale securities are as follows:

	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Market Value

September 30, 2004	$5,325,637	$(73,874)	$5,251,763
September 30, 2003	4,191,263	10,473	4,201,736

     Concentration of Credit

     The Company manufactures and sells its products to a full range of companies in the medical industry on a worldwide basis. There is a concentration of sales to larger medical wholesalers and distributors. Sales of products are recorded upon shipment when title transfers to customers. The Company performs periodic credit evaluations of its customers’ financial condition. The Company requires irrevocable letters of credit on sales to certain foreign customers. Receivables generally are due within 30 to 60 days. Credit losses relating to customers consistently have been within management expectations.

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

     Revenue Recognition

     The Company recognizes revenue from product sales upon shipment when title transfers to customers. Amounts received for upfront license fees under multiple-element supply and distribution arrangements are deferred and recognized over the period of supply, if such arrangements require the Company’s on-going services or performance.

     Income Taxes

     Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities. The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized.

     Stock-Based Compensation

     At September 30, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note 5. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year ended September 30,

	2004	2003	2002

Net income (loss), as reported	$746,813	$329,903	$(1,394,805)
Deduct: total stock-based employee compensation expense under fair value method for all awards	(462,276)	(537,847)	(762,615)

Pro forma net income (loss)	$284,537	$(207,944)	$(2,157,420)

Net Income (loss) per common share:
Basic — as reported	$.14	$.06	$(.26)
Diluted — as reported	$.13	$.06	$(.26)

Basic and diluted — pro forma	$.05	$(.04)	$(.40)

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

	Year ended September 30,

	2004	2003	2002

Numerator:
Net income (loss)	$746,813	$329,903	$(1,394,805)
Denominator:
Denominator for basic net income (loss) per common share — weighted average shares outstanding	5,434,338	5,379,954	5,328,531
Effect of dilutive stock options	252,256	273,905	—

Denominator for diluted net income (loss) per common share — weighted average shares outstanding	5,686,594	5,653,859	5,328,531
Net income (loss) per common share — basic	$0.14	$0.06	$(0.26)
Net income (loss) per common share — diluted	$0.13	$0.06	$(0.26)

Employee stock options of 351,000 for the fiscal year ended September 30, 2004 and 355,500 for the fiscal year ended September 30, 2003 have been excluded from the diluted net income per common share calculations because their exercise prices were greater than the average market price of the Company’s common stock. In addition, the effect of stock options for the fiscal year ended September 30, 2002 have been excluded from the diluted net loss per common share calculation because they are antidilutive.

     In March 2004, the FASB issued an exposure draft, “Share-Based Payments, an Amendment of FASB Statements No. 123 and 95,” which may eliminate the ability to account for share-based compensation transactions using APB No. 25 and require companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments. In Octobr 2004, the FASB delayed the effective date of this proposed pronouncement until fiscal or interim periods beginning after June 15, 2005. The Company will continue to monitor the rules and statements released by the FASB in regard to how it accounts for stock-based employee compensation.

3. Advertising Costs

     The Company incurred advertising expenses of $165,000, $126,000 and $334,000 for the years ended September 30, 2004, 2003 and 2002, respectively. All advertising costs are charged to operations as incurred.

4. Inventories

     Inventories are summarized as follows:

	September 30,

	2004	2003

Raw materials	$686,492	$614,763
Work-in-process	1,890,860	1,565,213
Finished goods	1,467,961	1,462,643
Reserve for inventory obsolescence	(100,000)	(100,000)

	$3,945,313	$3,542,619

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

     Option activity is summarized as follows:

			Weighted
			Average
	Shares		Exercise
	Reserved	Options	Price Per
	For Grant	Outstanding	Share

Balance as of September 30, 2001	477,000	960,000	$9.16
Options granted	(203,000)	203,000	4.44
Options exercised	—	(750)	5.50
Options canceled	127,250	(127,250)	8.49
1991 Plan — options canceled and not reissuable	(111,000)	—	—

Balance as of September 30, 2002	290,250	1,035,000	8.32
Options granted	(73,000)	73,000	8.36
Options exercised	—	(95,450)	6.33
Options canceled	47,250	(47,250)	8.18
1991 Plan — options canceled and not reissuable	(33,250)	—	—

Balance as of September 30, 2003	230,250	965,300	8.52
Options granted	(66,000)	66,000	9.25
Options exercised	—	(16,431)	5.09
Options canceled	2,250	(2,250)	8.25
1991 Plan — options canceled and not reissuable	—	—	—

Balance as of September 30, 2004	166,500	1,012,619	$8.62

     The number of stock options exercisable at September 30, 2004, 2003 and 2002 was 775,869, 636,800 and 586,750 at a weighted average exercise price of $9.34, $10.08 and $10.59 per share, respectively.

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

     Pro forma information regarding net income (loss) and income (loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.42%, 3.10% and 3.50% for fiscal 2004, 2003 and 2002, respectively; volatility factor of the expected market price of the Company’s common stock of

.554, .561 and .569 for fiscal 2004, 2003 and 2002, respectively; a weighted average expected life of the option of 6.6 years, 6.6 years and 6.4 years for fiscal 2004, 2003 and 2002, respectively; and an expected dividend yield of 0%.

     The weighted average fair value of options granted in 2004, 2003 and 2002 was $5.34, $4.97 and $2.58 per share, respectively. The exercise price of options outstanding at September 30, 2004 ranged from $4.33 to $20.00 per share as summarized in the following table:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise Price		Exercise Price
	Number	Remaining	Per Share -	Number	Per Share -
	Outstanding	Contractual	Total Options	Exercisable	Options
Range of Exercise Prices	at 9/30/04	Life	Outstanding	at 9/30/04	Exercisable

$4.33 - $5.00	333,619	6.7 years	$4.54	216,619	$4.59
5.01 - 10.00	382,000	6.7 years	7.59	264,500	7.42
10.01 - 15.00	187,000	2.8 years	13.44	184,750	13.48
15.01 - 20.00	110,000	2.5 years	16.37	110,000	16.37

	1,012,619	5.5 years	$8.62	775,869	$9.34

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

6. Income Taxes

     Deferred income taxes are due to temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred income taxes are as follows:

	September 30,

	2004	2003

Deferred income tax assets:
Net operating loss carryforwards	$8,698,000	$8,956,000
Research and development credit carryforwards	311,000	279,000
Allowance for doubtful accounts	27,000	26,000
Inventory reserves	37,000	37,000
Inventory capitalization	133,000	128,000
Accrued expenses	50,000	60,000
Deferred revenue	325,000	383,000

Total income tax deferred assets	9,581,000	9,869,000
Deferred income tax liability:
Depreciation and amortization	462,000	520,000

Net deferred income tax assets	9,119,000	9,349,000
Valuation allowance	(9,119,000)	(9,349,000)

Net deferred income taxes	$—	$—

     The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized. The Company will be subject to federal income taxes when operations become profitable. The Company’s net operating loss carryforwards of approximately $23,508,000 can be carried forward to offset future taxable income, subject to the limitation of Internal Revenue Code Section 382. The net operating loss carryforward will expire at different times beginning in 2005. The expiration by year for the upcoming five fiscal years and thereafter are as follows: 2005: $0; 2006: $0; 2007: $572,000; 2008: $892,000; 2009: $1,086,000; and thereafter: $21 million.

     The reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate for the years ended September 30 is as follows:

	2004	2003	2002

Statutory federal income tax rate	34%	34%	34%
Increase (decrease) in taxes resulting from:
State taxes	3	3	3
Utilization of net operating loss carryforward	(36)	(21)	—
Change in valuation allowance	(1)	(16)	(37)

Effective income tax rate	0%	0%	0%

7. Related Party Transactions

     The Chairman of the Board of one of the Company’s significant customers, Mentor Corporation, is the brother of the Company’s Chief Executive Officer and two other directors of the Company.

     The brother-in-law of the CEO and President, the Vice President of Production Technologies and a member of the board of directors of the Company has performed legal services for the Company. During the years ended September 30, 2004, 2003 and 2002, the Company incurred legal fees and expenses of approximately $60,000, $19,000 and $39,000, respectively, to such counsel for services rendered in connection with litigation and for general legal services. Management believes the fees paid for the services rendered to the Company were on terms at least as favorable to the Company as could have been obtained from an unrelated party.

     The Company contracts with Petersen Blacksmith Company for the fabrication of customized, proprietary manufacturing equipment used in the Company’s automated production lines. During 2004, 2003 and 2002, the Company paid Petersen Blacksmith Company the sum of $101,000, $9,000 and $14,000, respectively. Michael Petersen, the proprietor of Petersen Blacksmith Company, is the brother-in-law of the former Vice President, Research and Development of the Company. Management believes that the terms of the agreement are at least as favorable to the Company as could have been obtained from an unrelated party.

8. Significant Customers

     Significant customers, measured as a percentage of sales, are summarized as follows:

	September 30,

	2004	2003	2002

Significant customers:
Hollister	16	13	13
Mentor	13	14	15
Porges (a subsidiary of Mentor)	9	6	6
Mentor Medical (formerly Sims Portex, now a subsidiary of Mentor)	3	5	3

Total	41%	44%	44%

9. Employee Benefit Plan

     The Company has a 401(k) plan covering employees meeting certain eligibility requirements. The Company currently does not match employee contributions.

10. Geographic Area Data

Sales related to customers in the United States, Europe and the rest of the world are as follows:

	September 30,

	2004	2003	2002

United States	$7,990,527	$7,476,812	$6,150,095
Europe	4,769,601	4,631,470	2,983,730
Rest of world	2,251,291	2,547,090	1,941,671

Total	$15,011,419	$14,655,372	$11,075,496

Sales are attributed to countries based upon the address to which the Company ships products, as set forth on the customer’s purchase order.

11. Long-Term Debt

     In June 2003, the Company entered into an agreement with the City of Stewartville to purchase additional land. The purchase price of the property is $170,000 plus interest at 7%. The initial down payment was $34,000. The balance outstanding at September 30, 2004 was $102,000. Annual principal payments of $34,000 will be made, plus interest, for four years ending May 1, 2007.

12. Capital Leases

     During 2003, the Company entered into commitments under two capital leases for the lease of packaging equipment and a trash compactor. These leases are payable in monthly installments through 2008. Future minimum lease payments under non-cancelable capital leases as of September 30, 2004 are as follows:

Fiscal Year

2005	$44,615
2006	44,615
2007	44,615
2008	22,985

Total future minimum lease payments	156,830
Less amount representing interest	(15,405)

Present value of net minimum lease payments	141,425
Less current portion	(37,611)

Long-term capital lease obligation	$103,814

     Assets under capital leases, as included in property, plant and equipment in the Company’s balance sheets, are as follows:

	September 30,

	2004	2003

Packaging equipment	$194,024	$222,622
Less accumulated amortization	(26,563)	(4,085)

	$167,461	$218,537

     Amortization of assets under capital leases is included in depreciation expense.

13. Line of Credit

     The Company has a $1,000,000 line of credit with U.S. Bank National Association. The agreement calls for a variable interest rate that is equal to 1% plus the one-month LIBOR rate. The agreement runs through March 31, 2005. As of September 30, 2004, the Company had no amounts outstanding under this line of credit, and did not have any borrowings outstanding at any time during fiscal 2004.

14. Quarterly Results (Unaudited)

     Summary data relating to the results of operations for each quarter of the years ended September 30, 2004 and 2003 follows (in thousands, except per share amounts):

	Three Months Ended

	December			September
	31	March 31	June 30	30

Fiscal year 2004:
Net sales	$3,348	$3,811	$4,257	$3,594
Gross profit	1,195	1,345	1,605	1,251
Income from operations	51	119	358	130
Net income	64	139	387	157
Net income per common share - basic	$.01	$.03	$.07	$.03

Net income per common share - diluted	$.01	$.02	$.07	$.03

Fiscal year 2003:
Net sales	$3,539	$3,718	$3,777	$3,621
Gross profit	1,199	1,344	1,252	1,286
Income from operations	19	99	49	5
Net income	61	142	86	41
Net income per common share - basic and diluted	$.01	$.03	$.02	$.01

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

ITEM 9B. Other Information

     None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2004, and “Executive Officers of the Registrant” in Part I of this report.

     The Company has adopted a code of ethics in compliance with applicable rules of the Securities and Exchange Commission that applies to all of its employees, including its principal executive officer, its principal financial officer and its principal accounting officer or controller, or persons performing similar functions. The Company has posted a copy of the code of ethics on the Company’s website, at www.rocm.com. The Company intends to disclose any amendments to, or waivers from, any provision of the code of ethics by posting such information on such website.

ITEM 11. Executive Compensation

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2004.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2004.

Equity Compensation Plan Information As of September 30, 2004

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column
			(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	994,619	$8.52	134,500
Equity compensation plans not approved by security holders(2)	18,000	$13.88	32,000
Total	1,012,619	$8.62	166,500

(1)	Includes shares issuable under the Company’s 1991 Stock Option Plan and 2001 Stock Incentive Plan.

(2)	Includes shares issuable to persons other than full-time officers or employees of the Company pursuant to the exercise of stock options granted under the Company’s 1995 Non-Statutory Stock Option Plan that do not qualify as “incentive stock options” within the meaning of Section 422 of the Code.

ITEM 13. Certain Relationships and Related Transactions

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2004.

ITEM 14. Principal Accountant Fees and Services

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2004.

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements are filed herewith in Item 8.

(i)	Balance Sheets as of September 30, 2004 and 2003.

(ii)	Statements of Operations for the years ended September 30, 2004, 2003 and 2002.

(iii)	Statement of Shareholders’ Equity for the years ended September 30, 2004 and 2003.

(iv)	Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002.

(v)	Notes to financial statements at September 30, 2004.

(a)(2)	Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts (page 50)

Financial statement schedules other than those listed have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

(b) Exhibits

     The following exhibits are submitted herewith:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-2, Registration Number 33-97788).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2003).

4.1	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.4 of Registrant’s Annual Report on Form 10-KSB for fiscal year ended September 30, 1995).

4.2	The Company’s 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.5 of Registrant’s Registration Statement on Form S-8, Registration Number 333-10261).

4.3	Amendment to the Company’s 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.3 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1998).

10.1	Employment Agreement, dated August 31, 1990 between the Company and Anthony J. Conway. (Incorporated by reference to Exhibit 10.13 of Registrant’s Registration Statement on Form S-18, Registration Number 33-36362-C).

10.2	Employment Agreement, dated August 31, 1990 between the Company and Philip J. Conway. (Incorporated by reference to Exhibit 10.14 of Registrant’s Registration Statement on Form S-18, Registration Number 33-36362-C).

10.3	Change of Control Agreement dated December 4, 1998, between the Company and Philip J. Conway (Incorporated by reference to Exhibit 10.3 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1998).

10.4	Employment Agreement, dated August 31, 1990 between the Company and Richard D. Fryar. (Incorporated by reference to Exhibit 10.15 of Registrant’s Registration Statement on Form S-18, Registration Number 33-36362-C).

10.5	Change of Control Agreement dated December 4, 1998, between the Company and Richard D. Fryar (Incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1998).

10.6	Change of Control Agreement dated November 21, 2000, between the Company and Anthony J. Conway. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).

10.7	Change of Control Agreement dated November 21, 2000, between the Company and Dara Lynn Horner. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).

10.8	Employment Agreement, dated November 16, 1998 between the Company and Dara Lynn Horner. (Incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1999).

10.9	Change of Control Agreement dated November 21, 2000, between the Company and Martyn R. Sholtis. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).

10.10	Change of Control Agreement dated November 21, 2000, between the Company and David A. Jonas. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).

10.11	The Company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8, Registration Number 333-62592).

10.12	The Company’s Fiscal 2005 Executive Compensation Plan.*

23	Consent of Ernst & Young LLP.*

24	Power of Attorney.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rochester Medical Corporation

Dated: December 15, 2004	By:	/s/ Anthony J. Conway

Anthony J. Conway
Chairman of the Board, President,
Chief Executive Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title

/s/ Anthony J. Conway Anthony J. Conway	Chairman of the Board, President, Chief Executive Officer, and Secretary (principal executive officer)

/s/ David A. Jonas David A. Jonas	Chief Financial Officer and Treasurer (principal financial and accounting officer)

* Darnell L. Boehm	Director

* Peter R. Conway	Director

* Roger W. Schnobrich	Director

* Benson Smith	Director

*By David A. Jonas David A. Jonas	Dated: December 15, 2004
Attorney-in-Fact

ROCHESTER MEDICAL CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions

			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts-	Deductions-		Balance at
Description	Period	Expenses	Describe	Describe		End of Period

Year ended September 30, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$69,948	$18,996	—	$15,499		$73,445
Allowance for inventory obsolescence	100,000	—	—	—		100,000
Allowance for inventory valuation	—	—	—	—		—
Year ended September 30, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$64,629	$6,000	—	$681	(1)	$69,948
Allowance for inventory obsolescence	100,000	—	—	—		100,000
Allowance for inventory valuation	61,439	—	—	61,439	(2)	—
Year ended September 30, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$60,498	$5,004	—	$873	(1)	$64,629
Allowance for inventory obsolescence	100,000	—	—	—		100,000
Allowance for inventory valuation	131,490	—	—	70,051	(2)	61,439

(1)	Uncollectable accounts written off net of recoveries

(2)	Valuation of inventory at lower of cost or market

INDEX TO EXHIBITS

Exhibit		Page

10.12	The Company’s Fiscal 2005 Executive Compensation Plan

23	Consent of Ernst & Young LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002