Form 10-Q
period 2004-12-31
ROCHESTER MEDICAL CORPORATION
filed 2005-02-14
CIK 868368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

Commission File Number: 0-18933

ROCHESTER MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1613227
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

ONE ROCHESTER MEDICAL DRIVE,
STEWARTVILLE, MN	55976
(Address of principal executive offices)	(Zip Code)

(507) 533-9600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑       NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES ☐       NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

5,455,000 Common Shares as of February 7, 2005.

ROCHESTER MEDICAL CORPORATION

Report on Form 10-Q
for quarter ended
December 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ROCHESTER MEDICAL CORPORATION

BALANCE SHEETS

	December 31,	September 30,
	2004	2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$367,168	$620,441
Marketable securities	5,263,049	5,251,763
Accounts receivable, net	2,380,077	2,631,188
Inventories	4,400,576	3,945,313
Prepaid expenses and other assets	385,377	273,229

Total current assets	12,796,247	12,721,934
Property and equipment:
Land and buildings	6,354,067	6,247,386
Equipment and fixtures	11,649,188	11,568,452

	18,003,255	17,815,838
Less accumulated depreciation	(9,686,286)	(9,373,411)

Total property and equipment	8,316,969	8,442,427
Patents, less accumulated amortization	229,607	219,296

Total assets	$21,342,823	$21,383,657

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$655,263	$778,766
Accrued expenses	564,661	595,145
Deferred revenue	157,143	157,143
Current maturities of capital leases and debt	72,143	71,611

Total current liabilities	1,449,210	1,602,665
Long-term liabilities:
Deferred revenue	682,143	721,429
Long-term portion of capital leases and debt	162,077	171,814

Total long-term liabilities	$844,220	893,243
Shareholders’ equity:
Common Stock, no par value:
Authorized — 20,000,000
Issued and outstanding shares (5,451,150 – December 31, 2004; 5,441,131 – September 30, 2004)	41,988,537	41,940,700
Accumulated deficit	(22,857,081)	(22,979,077)
Unrealized loss on available-for-sale securities	(82,063)	(73,874)
Total shareholders’ equity	19,049,393	18,887,749

Total liabilities and shareholders’ equity	$21,342,823	$21,383,657

Note —	The Balance Sheet at September 30, 2004 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	December 31,
	2004	2003
Net sales	$3,665,272	$3,348,474
Cost of sales	2,267,278	2,153,705

Gross profit	1,397,994	1,194,769

Costs and expenses:
Marketing and selling	570,538	510,665
Research and development	196,730	176,771
General and administrative	537,028	456,581

Total operating expenses	$1,304,296	1,144,017

Income from operations	93,698	50,752

Other income (expense):
Interest income	32,031	24,130
Interest expense	(3,733)	(11,294)

	$28,298	12,836

Net income	$121,996	63,588

Net income per share – basic and diluted	$0.02	$0.01

Shares in per share computation – basic	5,448,287	5,427,709
Shares in per share computation – diluted	5,683,360	5,725,215

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 31,
	2004	2003
Operating activities:
Net income	$121,996	$63,588

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	325,453	335,864
Changes in assets and liabilities:
Accounts receivable	251,111	124,667
Inventories	(455,263)	(215,316)
Other current assets	(112,148)	(163,040)
Accounts payable	(123,503)	381,051
Deferred revenue	(39,286)	(39,285)
Other current liabilities	(30,484)	(458,809)

Net cash provided by (used in) operating activities	(62,124)	28,720

Investing activities:
Capital expenditures	(187,417)	(41,629)
Patents	(22,889)	(2,311)
Sales (purchases) of marketable securities, net	(19,475)	(4,406)

Net cash used in investing activities	(229,781)	(48,346)

Financing activities:
Payments on capital leases	(9,205)	(12,633)
Proceeds from issuance of common stock	47,837	24,578

Net cash provided by financing activities	38,632	11,945

Decrease in cash and cash equivalents	(253,273)	(7,681)

Cash and cash equivalents at beginning of period	620,441	1,764,499

Cash and cash equivalents at end of period	$367,168	$1,756,818

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION

Notes to Financial Statements (Unaudited)

December 31, 2004

Note A — Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2004 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

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

	Three Months Ended
	December 31,	December 31,
	2004	2003
Numerator:
Net income	$121,996	$63,588

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	5,448,287	5,427,709
Effect of dilutive stock options	235,073	297,506

Denominator for diluted net income per share-weighted average shares outstanding	5,683,360	5,725,215

Basic and diluted net income per share	$0.02	$0.01

Employee stock options of 429,500 and 278,000 for the first quarter of fiscal years 2005 and 2004, respectively, have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the Company’s common stock.

Note C — Stock Based Compensation

     The Company accounts for employee stock options in accordance with APB 25, “Accounting for Stock Issued to Employees.” Under APB 25, the Company recognizes no compensation expense related to employee stock options, since options are always granted at an exercise price equal to the market price on the date of grant.

     In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for periods beginning after June 15, 2005, which means for the Company’s fourth quarter of fiscal 2005. The Company is still evaluating the provisions of FAS 123R; however, it believes the effects should be consistent with the pro forma net income and earnings per share data disclosed in this Note C.

     To determine the pro forma impact under FAS No. 123, the fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model and is then hypothetically amortized to compensation expenses over the four-year vesting period. The pro forma impact for the three-month period ended December 31 follows:

	Three Months Ended
	December 31,
	2004	2003
Net income, as reported	$121,996	$63,588
Pro forma impact of expensing stock options	(70,995)	(66,248)

Pro forma net income (loss)	$51,001	$(2,660)

Net income (loss) per common share:
Basic and diluted — as reported	$0.02	$0.01
Pro forma impact of expensing stock options	(0.01)	(0.01)

Basic and diluted — pro forma	$0.01	$0.00

Note D – Inventories

     Inventories consist of the following:

	December 31,	September 30,
	2004	2004
Raw materials	879,547	686,492
Work-in-process	2,138,596	1,890,860
Finished goods	1,482,433	1,467,961
Reserve for inventory obsolescence	(100,000)	(100,000)

	4,400,576	3,945,313

Note E – Income Taxes

     The Company has a history of pre-tax losses and has not generated taxable income since inception until fiscal 2003. While the Company had pre-tax income in fiscal 2003, fiscal 2004 and the first quarter of fiscal 2005, the Company has net operating loss carryforwards of approximately $23 million that will offset its taxable income and therefore, no federal income taxes are due. The Company has recorded a valuation allowance to reduce the carrying value of its net deferred tax assets to an amount that is more likely than not to be realized. As of September 30, 2004 and December 31, 2004, the valuation allowance has reduced the carrying value of the net deferred tax asset to $0.

Note F – Comprehensive Income

     Comprehensive income includes net income and all other nonowner changes in shareholders’ equity during a period.

     The comprehensive income for the three-month periods ended December 31, 2004 and 2003 consists of the following:

	Three Months Ended
	December 31,
	2004	2003
Net income	$121,996	$63,588
Unrealized loss on securities held	(8,189)	(14,582)

Comprehensive income	$113,807	$49,006

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

	Three Months Ended
	December 31,
	2004	2003
Net Sales	100%	100%
Cost of Sales	62%	64%

Gross Margin	38%	36%

Operating Expenses:
Marketing and Selling	16%	15%
Research and Development	5%	5%
General and Administrative	15%	14%

Total Operating Expenses	36%	34%

Income From Operations	2%	2%
Interest Income, Net	1%	0%

Net Income	3%	2%

     The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

		Fiscal Quarter Ended December 31,
		2004			2003
	Domestic	International	Total	Domestic	International	Total
Private label sales:

Base products	$887	$881	$1,768	$692	$775	$1,467

Advanced products	23	1	24	227	35	262

Total private label sales	$910	$882	$1,792	$919	$810	$1,729

Branded sales:

Base products	$718	$934	$1,652	$753	$719	$1,472

Advanced products	170	51	$221	$122	$25	$147

Total branded sales	$888	$985	$1,873	$875	$744	$1,619

Total net sales:	$1,798	$1,867	$3,665	$1,794	$1,554	$3,348

Three Month Period Ended December 31, 2004 and December 31, 2003

     Net Sales. Net sales for the first quarter of fiscal 2005 increased 9% to $3,665,000 from $3,348,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increased volume of sales of Rochester Medical® branded products, as well as an increase in private label sales. Net sales of advanced products to private label customers decreased during the first quarter of fiscal 2005 as compared to the comparable period in the prior fiscal year, primarily as a result of a delay in the timing of product orders by certain private label customers, particularly in Europe, due to the pending patent litigation instituted by Coloplast A/S in the United Kingdom against Hollister Incorporated relating to the packaging configuration for the Company’s hydrophilic catheters, which Hollister resells in Europe under its own brand. The Company issued a press release regarding these matters in September 2004. While the Company is reasonably confident that the European packaging patent will be deemed invalid, it is nonetheless designing an alternative packaging configuration.

     Gross Margin. The Company’s gross margin as a percentage of net sales for the first quarter of fiscal 2005 was 38% compared to 36% for the comparable quarter of last fiscal year. The current quarter’s margin improvement primarily reflects the Company’s increased net sales, as well as its product mix and manufacturing efficiency.

     Marketing and Selling. Marketing and selling expense for the first quarter of fiscal 2005 increased 12% to $571,000 from $511,000 for the comparable quarter of last fiscal year. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended December 31, 2004 and 2003 were 16% and 15%, respectively. The increase in marketing and selling expense in absolute dollars is primarily due to increased extended care marketing costs.

     Research and Development. Research and development expense for the first quarter of fiscal 2005 increased to $197,000 from $177,000 for the comparable quarter of last fiscal year. Research and development expense as a percentage of net sales for the fiscal quarters ended December 31, 2004 and 2003 were 5% in each such period. The increase in research and development expense, both in absolute dollars and as a percentage of net sales, is primarily related to a comparatively higher level of development costs.

     General and Administrative. General and administrative expense for the first quarter of fiscal 2005 increased 18% to $537,000 from $457,000 for the comparable quarter of last fiscal year. General and administrative expense as a percentage of net sales for the fiscal quarters ended December 31, 2004 and 2003 were 15% and 14%, respectively. The increase in general and administrative expense, both in absolute dollars and as a percentage of net sales, is primarily related to increased costs for professional fees associated with being a public company.

     Interest Income. Interest income for the first quarter of fiscal 2005 increased 33% to $32,000 from $24,000 for the comparable quarter of last fiscal year. The increase in interest income reflects an overall higher interest rate on short-term investments.

     Interest Expense. Interest expense for the first quarter of fiscal 2005 decreased 67% to $4,000 from $11,000 for the comparable quarter of last fiscal year. The decrease in interest expense reflects less interest accrued in the first quarter of fiscal 2005 in connection with the debt related to the Company’s purchase of certain equipment and real estate in 2003.

     Income Taxes. The Company has a history of pre-tax losses and had not generated taxable income from inception until fiscal 2003. While the Company had pre-tax income in fiscal 2003, fiscal 2004 and the first quarter of fiscal 2005, the Company has net operating loss carryforwards of approximately $23 million that will offset its taxable income, and therefore no federal income taxes are due.

Liquidity and Capital Resources

     The Company’s cash, cash equivalents and marketable securities were $5.6 million at December 31, 2004 compared to $5.9 million at September 30, 2004. The decrease in cash primarily resulted from the net cash used in investing activities, primarily capital expenditures, and cash used in operating activities, offset by cash generated by financing activities.

     During the three-month period ended December 31, 2004, the Company used $62,000 of cash from operating activities compared to a net $29,000 of cash provided by operations during the comparable period of the prior fiscal year. Decreased net cash from operating activities in fiscal 2005 primarily reflects net income before depreciation offset by increases in current assets and decreases in current liabilities. Accounts receivable balances during this period decreased 10% or $251,000, primarily as a result of relatively better collections. Inventories increased 12% or $455,000, primarily as a result of increased kit configurations and a planned increase in the Company’s inventory of intermittent catheters. Other current assets increased 41% or $112,000 during the recent three-month period primarily as a result of prepaid insurance premiums and prepayments relating to certain manufacturing equipment. Current liabilities decreased 11% or $154,000 during the recent three-month period, primarily reflecting the timing of payments relating to accounts payable and accruals of executive bonus compensation. In addition, capital expenditures during this period were $187,000 compared to $42,000 for the comparable period of the prior fiscal year.

     During the fiscal quarter ended March 31, 2004, the Company entered into a $1,000,000 revolving line of credit with U.S. Bank National Association. The agreement calls for a variable interest rate that is equal to 1% plus the one-month LIBOR rate. The agreement runs through March 31, 2005. As of December 31, 2004, the Company did not have any amounts outstanding under this line of credit.

     The Company believes that its capital resources on hand at December 31, 2004, together with cash generated from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 2004. However, the Company may be required to seek additional funding sources, such as additional borrowings under the Company’s revolving line of credit or equity or debt financings, to fund the Company’s working capital requirements. If the Company decides to seek additional financing, there can be no assurance as to the outcome of such efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing could result in significant cash restraints and financial issues for the Company.

Forward-Looking Statements

     Statements other than historical information contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “predict,” “intend,” “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the uncertainty of gaining acceptance of the hydrophilic intermittent catheters, the anti-infection catheters and the FemSoft Insert in the marketplace; the uncertainty of gaining new strategic relationships; the uncertainty of timing of revenues from private label sales (particularly with respect to international customers); FDA and other regulatory review and response times; manufacturing capacities for both current products and new products; the uncertainty of insurance coverage of the FemSoft Insert by additional insurers; the uncertainty that initial consumer interest in the FemSoft Insert may not result in significant sales of the product or continued sales of the product after trial; the results of product evaluations; the securing of Group Purchasing Organization contract participation; results of clinical tests; the timing of clinical preference testing and product introductions; and other risk factors listed from time to time in the Company’s SEC reports, including, without limitation, the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 2004.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION

Date: February 14, 2005	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: February 14 2005	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002