Form 10-Q
period 2005-03-31
ROCHESTER MEDICAL CORPORATION
filed 2005-05-16
CIK 868368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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
YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

5,470,750 Common Shares as of May 5, 2005.

ROCHESTER MEDICAL CORPORATION

Report on Form 10-Q
for quarter ended
March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ROCHESTER MEDICAL CORPORATION

BALANCE SHEETS

	March 31,	September 30,
	2005	2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$280,846	$620,441
Marketable securities	5,191,142	5,251,763
Accounts receivable, net	3,056,246	2,631,188
Inventories	4,297,980	3,945,313
Prepaid expenses and other assets	549,779	273,229

Total current assets	13,375,993	12,721,934
Property and equipment:
Land and buildings	6,354,067	6,247,386
Equipment and fixtures	11,697,861	11,568,452

	18,051,928	17,815,838
Less accumulated depreciation	(10,006,259)	(9,373,411)

Total property and equipment	8,045,669	8,442,427
Patents, less accumulated amortization	253,066	219,296

Total assets	$21,674,728	$21,383,657

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$788,394	$778,766
Accrued expenses	613,145	595,145
Deferred revenue	157,143	157,143
Current maturities of capital leases and debt	72,683	71,611

Total current liabilities	1,631,365	1,602,665
Long-term liabilities:
Deferred revenue	642,857	721,429
Long-term portion of capital leases and debt	152,202	171,814

Total long-term liabilities	$795,059	893,243
Shareholders’ equity:
Common Stock, no par value:
Authorized — 20,000,000
Issued and outstanding shares (5,467,250 – March 31, 2005; 5,441,131 – September 30, 2004)	42,065,134	41,940,700
Accumulated deficit	(22,715,870)	(22,979,077)
Unrealized loss on available-for-sale securities	(100,960)	(73,874)
Total shareholders’ equity	19,248,304	18,887,749

Total liabilities and shareholders’ equity	$21,674,728	$21,383,657

Note —	The Balance Sheet at September 30, 2004 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net sales	$4,147,173	$3,811,179	7,812,445	$7,159,653
Cost of sales	2,633,061	2,466,368	4,900,339	4,620,073

Gross profit	1,514,112	1,344,811	2,912,106	2,539,580

Costs and expenses
Marketing and selling	566,452	496,860	1,136,990	1,007,525
Research and development	181,309	192,135	378,039	368,906
General and administrative	652,896	537,065	1,189,924	993,646

Total operating expenses	1,400,657	1,226,060	2,704,953	2,370,077

Income from operations	113,455	118,751	207,153	169,503

Other income (expense):
Interest income	32,160	26,356	64,190	50,486
Interest expense	(4,402)	(5,742)	(8,134)	(17,036)

	27,758	20,614	56,056	33,450

Net income	$141,213	$139,365	$263,209	202,953

Net income per share - basic	$0.03	$0.03	$0.05	$0.04
Net income per share - diluted	$0.02	$0.02	$0.05	$0.04

Shares in per share computation - basic	5,457,777	5,432,905	5,452,980	5,430,292
Shares in per share computation - diluted	5,768,546	5,690,661	5,721,881	5,709,594

See Notes to Financial Statement

ROCHESTER MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 31,
	2005	2004
Operating activities:
Net income	$263,209	$202,953

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	658,003	671,727
Changes in assets and liabilities:
Accounts receivable	(425,058)	495,765
Inventories	(352,667)	(202,400)
Other current assets	(276,550)	(142,867)
Accounts payable	9,628	182,830
Deferred revenue	(78,572)	(78,571)
Other current liabilities	17,999	(263,052)

Net cash (used in) provided by operating activities	$(184,008)	$866,385

Investing activities:
Capital expenditures	(236,090)	(206,809)
Patents	(58,926)	(33,018)
Sales (purchases) of marketable securities, net	33,535	(56,131)

Net cash used in investing activities	$(261,481)	$(295,958)

Financing activities:
Payments on capital leases	(18,540)	(45,616)
Proceeds from issuance of common stock	124,434	58,597

Net cash provided by financing activities	$105,894	$12,981

(Decrease) increase in cash and cash equivalents	(339,595)	583,408

Cash and cash equivalents at beginning of period	620,441	1,764,499

Cash and cash equivalents at end of period	$280,846	$2,347,907

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION

Notes to Financial Statements (Unaudited)

March 31, 2005

Note A — Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2004 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month and six-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Numerator:
Net income	$141,213	$139,365	$263,209	$202,953

Denominator:
Denominator for basic net income per share- weighted average shares outstanding	5,457,777	5,432,905	5,452,980	5,430,292
Effect of dilutive stock options	310,769	257,756	268,901	279,302

Denominator for diluted net income per share- weighted average shares outstanding	5,768,546	5,690,661	5,721,881	5,709,594

Basic net income per share	$0.03	$0.03	$0.05	$0.04

Diluted net income per share	$0.02	$0.02	$0.05	$0.04

Employee stock options of 281,000 and 339,000 for the second quarter of fiscal years 2005 and 2004, respectively, and 336,000 and 297,000 for the six months ended March 31, 2005 and 2004, respectively, have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the Company’s common stock.

Note C — Stock Based Compensation

     The Company accounts for employee stock options in accordance with APB 25, “Accounting for Stock Issued to Employees.” Under APB 25, the Company recognizes no compensation expense related to employee stock options, since options are always granted at an exercise price equal to the market price on the date of grant.

     In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for periods beginning after December 15, 2005, which means for the Company’s first quarter of fiscal 2006. The Company is still evaluating the provisions of FAS 123R; however, it believes the effects should be consistent with the pro forma net income and earnings per share data disclosed in this Note C.

     To determine the pro forma impact under FAS No. 123, the fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model and is then hypothetically amortized to compensation expenses over the four-year vesting period. The pro forma impact for the three-month and six-month periods ended March 31 follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2005		2004	2005	2004
Net Income, as reported		$141,213	$139,365	$263,209	202,953
Pro forma impact of expensing stock options		(203,903)	(200,638)	(274,898)	(290,033)

Pro forma net income (loss)		(62,690)	(61,273)	$(11,689)	$(87,080)

Reported Basic Net Income Per Share		$0.03	$0.03	$0.05	$0.04
Pro Forma Impact of Expensing Stock Options		$(0.04)	$(0.04)	$(0.05)	$(0.06)

Pro Forma Basic Net Income (Loss) Per Share		$(0.01)	$(0.01)	$0.00	$(0.02)

Reported Diluted Net Income Per Share		$0.02	$0.02	$0.05	$0.04
Pro Forma Impact of Expensing Stock Options		$(0.04)	$(0.04)	$(0.05)	$(0.06)

Pro Forma Diluted Loss Per Share	$	(0.01)	$(0.01)	$0.00	$(0.02)

Note D – Inventories

     Inventories consist of the following:

	March 31	September
	2005	2004
Raw materials	$1,097,774	$686,492
Work-in-process	1,942,034	1,890,860
Finished goods	1,358,172	1,467,961
Reserve for inventory obsolescence	(100,000)	(100,000)

	$4,297,980	$3,945,313

Note E – Income Taxes

     The Company has a history of pre-tax losses and has not generated taxable income since inception until fiscal 2003. While the Company had pre-tax income in fiscal 2003, fiscal 2004 and the first six months of fiscal 2005, the Company has net operating loss carryforwards of approximately $23 million that will offset its taxable income and therefore, no federal income taxes are due. The Company has recorded a valuation allowance to reduce the carrying value of its net deferred tax assets to an amount that is more likely than not to be realized. As of September 30, 2004 and March 31, 2005, the valuation allowance has reduced the carrying value of the net deferred tax asset to $0.

Note F – Comprehensive Income

     Comprehensive income includes net income and all other nonowner changes in shareholders’ equity during a period.

     The comprehensive income for the three-month and six-month periods ended March 31, 2005 and 2004 consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income	$141,213	$139,365	$263,209	$202,953
Unrealized loss on securities held	(18,898)	15,983	(27,087)	1,401

Comprehensive income	$122,315	$155,348	$236,122	$204,354

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net Sales	100%	100%	100%	100%

Cost of Sales	63%	65%	63%	65%

Gross Margin	37%	35%	37%	35%

Operating Expenses
Marketing and Selling	14%	13%	15%	14%
Research and Development	4%	5%	5%	5%
General and Administrative	16%	14%	15%	14%

Total Operating Expenses	34%	32%	35%	33%

Income From Operations	3%	3%	2%	2%
Interest Income, Net	1%	1%	1%	0%

Net Income	4%	4%	3%	2%

     The following table sets forth, for the periods indicated, net sales information by product category (base products, which include male external catheters and standard silicone Foley catheters, and advanced products, which include intermittent catheters, anti-infection Foley catheters and the FemSoft Insert), marketing method (private label and Rochester Medical branded sales) and distribution channel (domestic and international markets)(all dollar amounts below are in thousands):

	Fiscal Quarter			Fiscal Quarter
	Ended March 31, 2005			Ended March 31, 2004
	Domestic	Int’l	Total	Domestic	Int’l	Total
Private Label Sales:

Base Products	$1,369	$962	$2,331	$1,191	$773	$1,964

Advanced Products	19	25	44	177	67	244

Total Private Label Sales	$1,388	$987	$2,375	$1,368	$840	$2,208

Branded Sales:

Base Products	$845	$612	$1,457	$730	$589	$1,319

Advanced Products	189	126	315	148	136	284

Total Branded Sales	$1,034	$738	$1,772	$878	$725	$1,603

Total Net Sales:	$2,422	$1,725	$4,147	$2,246	$1,565	$3,811

	Fiscal Year to Date			Fiscal Year to Date
	Ended March 31, 2005			Ended March 31, 2004
	Domestic	Int’l	Total	Domestic	Int’l	Total
Private Label Sales:

Base Products	$2,257	$1,810	$4,067	$1,884	$1,548	$3,432

Advanced Products	57	51	108	404	102	506

Total Private Label Sales	$2,314	$1,861	$4,175	$2,288	$1,650	$3,938

Branded Sales:

Base Products	$1,555	$1,546	$3,101	$1,483	$1,308	$2,791

Advanced Products	359	177	536	270	161	431

Total Branded Sales	$1,914	$1,723	$3,637	$1,753	$1,469	$3,222

Total Net Sales:	$4,228	$3,584	$7,812	$4,041	$3,119	$7,160

Three Month and Six Month Periods Ended March 31, 2005 and March 31, 2004

     Net Sales. Net sales for the second quarter of fiscal 2005 increased 9% to $4,147,000 from $3,811,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increased volume of sales of Rochester Medical® branded products, as well as an increase in private label sales. Net sales of advanced products to private label customers decreased during the second quarter of fiscal 2005 as compared to the comparable period in the prior fiscal year, primarily as a result of a delay in the timing of product orders by certain private label customers, particularly in Europe, due to the pending patent litigation instituted by Coloplast A/S in the United Kingdom against Hollister Incorporated relating to the packaging configuration for the Company’s hydrophilic catheters, which Hollister resells in Europe under its own brand. The Company issued a press release regarding these matters in September 2004. While the Company is reasonably confident that the European packaging patent will be deemed invalid, it is nonetheless designing an alternative packaging configuration.

     Net sales for the six months ended March 31, 2005 increased 9% to $7,812,000 from $7,160,000 for the comparable six-month period of last fiscal year. The six-month sales increase primarily resulted from an increased volume of sales of Rochester Medical® branded products, as well as an increase in private label sales of base products, offset by a decrease in private label sales of advanced products for the reasons discussed above for the current quarter.

     Gross Margin. The Company’s gross margin as a percentage of net sales for the second quarter of fiscal 2005 was 37% compared to 35% for the comparable quarter of last fiscal year. The current quarter’s margin improvement primarily reflects the Company’s increased net sales, as well as its product mix and manufacturing efficiency.

     The Company’s gross margin as a percentage of net sales for the six months ended March 31, 2005 was 37% compared to 35% for the comparable period of last fiscal year for reasons generally consistent with those discussed above for the current quarter.

     Marketing and Selling. Marketing and selling expense for the second quarter of fiscal 2005 increased 14% to $566,000 from $497,000 for the comparable quarter of last fiscal year. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended March 31, 2005 and 2004 were 14% and 13%, respectively. The increase in marketing and selling expense in absolute dollars is primarily related to the introduction of new products.

     Marketing and selling expense for the six months ended March 31, 2005 increased 13% to $1,137,000 from $1,008,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

     Research and Development. Research and development expense for the second quarter of fiscal 2005 decreased to $181,000 from $192,000 for the comparable quarter of last fiscal year. Research and development expense as a percentage of net sales for the fiscal quarters ended March 31, 2005 and 2004 were 4% and 5%, respectively. The decrease in research and development expense, both in absolute dollars and as a percentage of net sales, is primarily due to the timing of project costs as part of the Company’s product development cycle.

     Research and development expense for the six months ended March 31, 2005 increased 2% to $378,000 from $369,000 for the comparable six-month period of last fiscal year. The increase in research and development expense, both in absolute dollars and as a percentage of net sales, is primarily due to increased new product development costs.

     General and Administrative. General and administrative expense for the second quarter of fiscal 2005 increased 22% to $653,000 from $537,000 for the comparable quarter of last fiscal year. General and administrative expense as a percentage of net sales for the fiscal quarters ended March 31, 2005 and 2004 were 16% and 14%, respectively. The increase in general and administrative expense, both in absolute dollars and as a percentage of net sales, is primarily related to increased costs for professional fees, as well as increased costs associated with being a public company, particularly due to the Company’s Sarbanes-Oxley Section 404 compliance readiness activities.

     General and administrative expense for the six months ended March 31, 2005 increased 20% to $1,190,000 from $994,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.

     Interest Income. Interest income for the second quarter of fiscal 2005 increased 23% to $32,000 from $26,000 for the comparable quarter of last fiscal year. The increase in interest income reflects an overall higher interest rate on short-term investments.

     Interest income for the six months ended March 31, 2005 increased 28% to $64,000 from $50,000 for the comparable six-month period of last fiscal year. The increase reflects an overall higher interest rate on short-term investments as discussed above.

     Interest Expense. Interest expense for the first quarter of fiscal 2005 decreased 33% to $4,000 from $6,000 for the comparable quarter of last fiscal year. The decrease in interest expense reflects less interest accrued in the first quarter of fiscal 2005 in connection with the debt related to the Company’s purchase of certain equipment and real estate in 2003.

     Interest expense for the six months ended March 31, 2005 decreased 53% to $8,000 from $17,000 for the comparable six-month period of last fiscal year. The decrease reflects less interest accrued in the six-month period ended March 31, 2005 for the reasons discussed above.

     Income Taxes. The Company has a history of pre-tax losses and had not generated taxable income from inception until fiscal 2003. While the Company had pre-tax income in fiscal 2003, fiscal 2004 and the first six months of fiscal 2005, the Company has net operating loss carryforwards of approximately $23 million that will offset its taxable income, and therefore no federal income taxes are due.

Liquidity and Capital Resources

     The Company’s cash, cash equivalents and marketable securities were $5.5 million at March 31, 2005 compared to $5.9 million at September 30, 2004. The decrease in cash primarily resulted from the net cash used in investing activities, primarily capital expenditures, and cash used in operating activities, offset by cash generated by financing activities.

     During the six-month period ended March 31, 2005, the Company used $184,000 of cash from operating activities compared to cash provided by operations of $866,000 during the comparable period of the prior fiscal year. Decreased net cash from operating activities in fiscal 2005 primarily reflects net income before depreciation offset by increases in current assets and decreases in current liabilities. Accounts receivable balances during this period increased 16% or $425,000, primarily as a result of the timing of shipments. Inventories increased 9% or $353,000, primarily as a result of increased kit configurations and a planned increase in the Company’s inventory of intermittent catheters. Other current assets increased 101% or $277,000 during the recent six-month period primarily as a result of prepaid insurance premiums and prepayments relating to certain manufacturing equipment. Current liabilities increased 2% or $28,000 during the recent three-month period, primarily reflecting the timing of payments related to accounts payable. In addition, capital expenditures during this period were $236,000 compared to $207,000 for the comparable period of the prior fiscal year.

     During the fiscal quarter ended March 31, 2005, the Company entered into a $1,000,000 revolving line of credit with U.S. Bank National Association. The agreement calls for a variable interest rate that is equal to 1% plus the one-month LIBOR rate. The agreement runs through March 31, 2006. As of March 31, 2005, the Company did not have any amounts outstanding under this line of credit.

     The Company believes that its capital resources on hand at March 31, 2005, together with cash generated from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 2004. However, the Company may be required to seek additional funding sources, such as additional borrowings under the Company’s revolving line of credit or equity or debt financings, to fund the Company’s working capital requirements. If the Company decides to seek additional financing, there can be no assurance as to the outcome of such efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing could result in significant cash restraints and financial issues for the Company.

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

Item 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

     Changes in Internal Controls. During our second fiscal quarter, there have not been any significant changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROCHESTER MEDICAL CORPORATION

Date: May 16, 2005	By:	/s/ Anthony J. Conway

Anthony J. Conway
President and Chief Executive Officer

Date: May 16, 2005	By:	/s/ David A. Jonas

David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit		Page
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002