Form 10-Q
period 2005-06-30
ROCHESTER MEDICAL CORPORATION
filed 2005-08-15
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to
Commission File Number: 0-18933
ROCHESTER MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA	41-1613227
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

ONE ROCHESTER MEDICAL DRIVE,
STEWARTVILLE, MN	55976
(Address of principal executive offices)	(Zip Code)
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
5,471,000 Common Shares as of August 1, 2005.

ROCHESTER MEDICAL CORPORATION
Report on Form 10-Q
for quarter ended
June 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
BALANCE SHEETS

	June 30,	September 30,
	2005	2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$591,824	$620,441
Marketable securities	5,246,767	5,251,763
Accounts receivable, net	2,901,596	2,631,188
Inventories	4,423,443	3,945,313
Prepaid expenses and other assets	316,221	273,229

Total current assets	13,479,851	12,721,934
Property and equipment:
Land and buildings	6,360,448	6,247,386
Equipment and fixtures	11,715,563	11,568,452

	18,076,011	17,815,838
Less accumulated depreciation	(10,293,679)	(9,373,411)

Total property and equipment	7,782,332	8,442,427
Patents, less accumulated amortization	253,997	219,296

Total assets	$21,516,180	$21,383,657

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$634,956	$778,766
Accrued expenses	592,284	595,145
Deferred revenue	157,143	157,143
Current maturities of capital leases and debt	73,230	71,611

Total current liabilities	1,457,613	1,602,665
Long-term liabilities:
Deferred revenue	603,572	721,429
Long-term portion of capital leases and debt	108,186	171,814

Total long-term liabilities	$711,758	893,243
Shareholders’ equity:
Common Stock, no par value:
Authorized — 20,000,000
Issued and outstanding shares (5,471,000 — June 30, 2005; 5,441,131 — September 30, 2004)	42,082,088	41,940,700
Accumulated deficit	(22,655,806)	(22,979,077)
Unrealized loss on available-for-sale securities	(79,473)	(73,874)
Total shareholders’ equity	19,346,809	18,887,749

Total liabilities and shareholders’ equity	$21,516,180	$21,383,657

Note —	The Balance Sheet at September 30, 2004 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$3,815,463	$4,257,223	11,627.908	$11,416.876
Cost of sales	2,512,473	2,652,547	7,412,813	7,272,620

Gross profit	1,302,990	1,604,676	4,215,095	4,144,256
Gross profit%	34%	38%	36%	36%

Costs and expenses
Marketing and selling	616,209	632,899	1,753,199	1,640,424
Research and development	186,055	183,001	564,094	551,907
General and administrative	469,254	430,564	1,659,179	1,424,210

Total operating expenses	1,271,518	1,246,464	3,976,472	3,616,541

Income from operations	31,472	358,212	238,623	527,715

Other income (expense):
Interest income	32,787	33,051	96,977	83,536
Interest expense	(4,193)	(4,584)	(12,328)	(21,619)

Total other income (expense)	28,594	28,467	84,649	61,917

Net income	$60,066	$386,679	$323,272	589,632

Net income per share — basic	$0.01	$0.07	$0.06	$0.11

Net income per share — diluted	$0.01	$0.07	$0.06	$0.10

Shares in per share computation — basic	5,470,060	5,437,262	5,458,673	5,432,607

Shares in per share computation — diluted	5,770,867	5,666,057	5,737,994	5,695,782

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 30,
	2005	2004
Operating activities:
Net income	$323,273	$589,631

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	960,408	977,093
Changes in assets and liabilities:
Accounts receivable	(270,408)	(170,407)
Inventories	(478,129)	(160,777)
Other current assets	(42,993)	(92,858)
Accounts payable	(143,809)	287,740
Deferred revenue	(117,857)	(117,857)
Other current liabilities	(2,863)	(367,049)

Net cash provided by operating activities.	$227,623	$945,517

Investing activities:
Capital expenditures	(260,172)	(565,118)
Patents	(74,843)	(41,667)
Sales (purchases) of marketable securities, net	(604)	(1,072,741)

Net cash used in investing activities	$(335,619)	$(1,679,526)

Financing activities:
Increase (decrease) in long-term financing	(34,000)	—
Payments on capital leases	(28,009)	(54,566)
Proceeds from issuance of common stock	141,388	66,857

Net cash provided by financing activities	$79,378	$12,291

Decrease in cash and cash equivalents	(28,617)	(721,718)

Cash and cash equivalents at beginning of period	620,441	1,764,499

Cash and cash equivalents at end of period	$591,824	$1,042,781

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION
Notes to Financial Statements (Unaudited)
June 30, 2005
Note A — Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2004 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month and nine-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income	$60,066	$386,679	$323,272	$589,632
Denominator:
Denominator for basic net income per share- weighted average shares outstanding	5,470,060	5,437,262	5,458,673	5,432,607
Effect of dilutive stock options	300,807	228,795	279,321	263,175

Denominator for diluted net income per share- weighted average shares outstanding	5,770,867	5,666,057	5,737,994	5,695,782

Basic net income per share	$0.01	$0.07	$0.06	$0.11

Diluted net income per share	$0.01	$0.07	$0.06	$0.10

Employee stock options of 281,000 and 339,000 for the third quarter of fiscal years 2005 and 2004, respectively, and 336,000 and 297,000 for the nine months ended June 30, 2005 and 2004, respectively, have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the Company’s common stock.

Note C — Stock Based Compensation
     The Company accounts for employee stock options in accordance with APB 25, “Accounting for Stock Issued to Employees.” Under APB 25, the Company recognizes no compensation expense related to employee stock options, since options are always granted at an exercise price equal to the market price on the date of grant.
     In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Effective April 14, 2005, the Securities and Exchange Commission amended the new rule, which now allows companies to implement FAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Accordingly, the Company will comply with FAS No. 123R beginning with the interim financial statements for the first quarter of fiscal 2006. The Company is still evaluating the provisions of FAS 123R; however, it believes the effects should be consistent with the pro forma net income and earnings per share data disclosed in this Note C.
     To determine the pro forma impact under FAS No. 123, the fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model and is then hypothetically amortized to compensation expenses over the four-year vesting period. The pro forma impact for the three-month and nine-month periods ended June 30 follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income, as reported	$60,066	$386,679	$323,272	589,632
Pro forma impact of expensing stock options	(89,860)	(83,958)	(364,758)	(379,440)

Pro forma net income (loss)	(29,794)	302,721	$(41,486)	$210,192

Reported Basic Net Income Per Share	$0.01	$0.07	$0.06	$0.11
Pro Forma Impact of Expensing Stock Options	$(0.02)	$(0.02)	$(0.06)	$(0.07)

Pro Forma Basic Net Income (Loss) Per Share	$(0.01)	$0.05	$0.00	$0.04

Reported Diluted Net Income Per Share	$0.01	$0.07	$0.06	$0.10
Pro Forma Impact of Expensing Stock Options	$(0.02)	$(0.02)	$(0.06)	$(0.07)

Pro Forma Diluted Loss Per Share	$(0.01)	$0.05	$0.00	$0.03

Note D — Inventories
     Inventories consist of the following:

	June 30,	September 30,
	2005	2004
Raw materials	$1,139,055	$686,492
Work-in-process	1,983,335	1,890,860
Finished goods	1,401,053	1,467,961
Reserve for inventory obsolescence	(100,000)	(100,000)

	$4,423,443	$3,945,313

Note E — Income Taxes
     The Company has a history of pre-tax losses and had not generated taxable income from inception to fiscal 2003. While the Company had pre-tax income in fiscal 2003, fiscal 2004 and the first nine months of fiscal 2005, the Company has net operating loss carryforwards of approximately $23 million that will offset its taxable income and therefore, no federal income taxes are due. The Company has recorded a valuation allowance to reduce the carrying value of its net deferred tax assets to an amount that is more likely than not to be realized. As of September 30, 2004 and June 30, 2005, the valuation allowance has reduced the carrying value of the net deferred tax asset to $0. However, management is continuing to assess this matter. Once management determines that the Company has reached a sustained level of profitability and that it is more likely than not that all or a portion of the net deferred tax assets may be realized the Company will reduce the valuation allowance and recognize a tax benefit.
Note F — Comprehensive Income
     Comprehensive income includes net income and all other nonowner changes in shareholders’ equity during a period.
     The comprehensive income for the three-month and nine-month periods ended June 30, 2005 and 2004 consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$60,066	$386,679	$323,272	$589,632
Unrealized gain (loss) on securities held	21,487	(87,886)	(5,600)	(86,485)

Comprehensive income	$81,553	$298,793	$317,672	$503,147

Note G — New Accounting Pronouncements
     In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also requires accounting for a change in method of depreciating or amortizing a long-lived nonfinancial asset as a change in estimate (prospectively) effected by a change in accounting principle. Further, the Statement requires that correction of errors in previously issued financial statements be termed a “restatement.” The new standard is effective for accounting changes and correction or errors made in fiscal years beginning after December 15, 2005 which will be fiscal 2007 for us. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not believe the adoption of FASB Statement 154 will have a material effect of our financial position or results of operations.
     In March 2005, the FASB issued FASB Interpretation No. 47, or “FIN 47,” which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The new standard is effective for fiscal years ending after December 15, 2005 which will be fiscal 2006 for us. We do not expect adoption of FIN 47 to have a material impact on our financial statements.

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
Application of Critical Accounting Policies
     The Company’s critical accounting policies, including the assumptions and judgments underlying them, are discussed in the Company’s 2004 Annual Report on Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no significant changes to the Company’s critical accounting policies during the nine months ended June 30, 2005. These policies have been consistently applied in all material respects and disclose such matters as inventory valuation, allowance for doubtful accounts, revenue recognition and income taxes. On an ongoing basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which the Company based its assumptions. Management on an ongoing basis reviews these estimates and judgments.
Results of Operations
     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Sales	100%	100%	100%	100%

Cost of Sales	66%	62%	64%	64%

Gross Margin	34%	38%	36%	36%

Operating Expenses
Marketing and Selling	16%	15%	15%	14%
Research and Development	5%	4%	5%	5%
General and Administrative	12%	10%	14%	12%

Total Operating Expenses	33%	29%	34%	31%

Income From Operations	1%	8%	2%	5%
Interest Income, Net	1%	1%	1%	1%

Net Income	2%	9%	3%	6%

     The following table sets forth, for the periods indicated, net sales information by product category, marketing method (private label versus Rochester Medical branded sales) and distribution channel (domestic versus international markets). Base products include male external catheters and standard silicone Foley catheters. Advanced products include intermittant catheters, anti-infection Foley catheters and the FemSoft Insert. All dollar amounts below are in thousands:

	Fiscal Quarter			Fiscal Quarter
	Ended June 30, 2005			Ended June 30, 2004
	Domestic	Int’l	Total	Domestic	Int’l	Total
Private Label Sales:
Base Products	$889	$983	$1,872	$839	$1,560	$2,399
Advanced Products	96	25	121	137	26	163

Total Private Label Sales	$985	$1,008	$1,993	$976	$1,586	$2,562
Branded Sales:
Base Products	$777	$725	$1,502	$763	$711	$1,474
Advanced Products	268	53	321	158	63	221

Total Branded Sales	$1,045	$778	$1,823	$921	$774	$1,695

Total Net Sales:	$2,030	$1,786	$3,816	$1.897	$2,360	$4,257

	Fiscal Year to Date			Fiscal Year to Date
	Ended June 30, 2005			Ended June 30, 2004
	Domestic	Int’l	Total	Domestic	Int’l	Total
Private Label Sales:
Base Products	$3,138	$2,793	$5,931	$2,723	$3,108	$5,831
Advanced Products	153	76	229	541	128	669

Total Private Label Sales	$3,291	$2,869	$6,160	$3,264	$3,236	$6,500
Branded Sales:
Base Products	$2,340	$2,271	$4,611	$2,246	$2,019	$4,265
Advanced Products	627	230	857	428	224	652

Total Branded Sales	$2,967	$2,501	$5,468	$2,674	$2,243	$4,917

Total Net Sales:	$6,258	$5,370	$11,628	$5,938	$5,479	$11,417
Three Month and Nine Month Periods Ended June 30, 2005 and June 30, 2004
     Net Sales. Net sales for the third quarter of fiscal 2005 decreased 10% to $3,816,000 from $4,257,000 for the comparable quarter of last fiscal year. The sales decrease primarily resulted from a decrease in private label sales of male external catheters to one European private label customer as a result of the timing of quarterly orders, as well as decreased sales of advanced products to private label customers, particularly in Europe, due to the pending patent litigation instituted by Coloplast A/S in the United Kingdom against Hollister Incorporated relating to the packaging configuration for the Company’s hydrophilic catheters, which Hollister resells in Europe under its own brand. The Company is continuing to work on designing an alternative packaging configuration to address this patent issue. The decrease in sales to private label customers was partially offset by increased volume of sales of Rochester Medical® branded products, particularly in the United States.
     Net sales for the nine months ended June 30, 2005 increased 2% to $11,628,000 from $11,417,000 for the comparable nine-month period of last fiscal year. The nine-month sales increase primarily resulted from an increased volume of sales of Rochester Medical® branded products, as well as an increase in private label sales of base products, offset by a decrease in private label sales of advanced products for the reasons discussed above for the current quarter.
     Gross Margin. The Company’s gross margin as a percentage of net sales for the third quarter of fiscal 2005 was 34% compared to 38% for the comparable quarter of last fiscal year. The current quarter’s margin decrease primarily reflects certain inefficiencies in manufacturing the Company’s new closed system intermittent products.
     The Company’s gross margin as a percentage of net sales for the nine months ended June 30, 2005 was 36%, which was the same as the Company’s gross margin for the comparable period of last fiscal year.

     Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the third quarter of fiscal 2005 decreased 3% to $616,000 from $633,000 for the comparable quarter of last fiscal year. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended June 30, 2005 and 2004 were 16% and 15%, respectively. The decrease in marketing and selling expense in absolute dollars is primarily related to the discontinuation of the Company’s independent sales representative program.
     Marketing and selling expense for the nine months ended June 30, 2005 increased 7% to $1,753,000 from $1,640,000 for the comparable nine-month period of last fiscal year. The increase in marketing and selling expense in absolute dollars is primarily related to the introduction of new products.
     Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding the Company’s products and development activities. Research and development expense for the third quarter of fiscal 2005 increased 2% to $186,000 from $183,000 for the comparable quarter of last fiscal year. Research and development expense as a percentage of net sales for the fiscal quarters ended June 30, 2005 and 2004 were 5% and 4%, respectively. The increase in research and development expense, both in absolute dollars and as a percentage of net sales, is primarily due to increased new product development costs.
     Research and development expense for the nine months ended June 30, 2005 increased 2% to $564,000 from $552,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.
     General and Administrative. General and administrative expense primarily includes payroll expense relating to the Company’s management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel and accounting advisors. General and administrative expense for the third quarter of fiscal 2005 increased 9% to $469,000 from $431,000 for the comparable quarter of last fiscal year. General and administrative expense as a percentage of net sales for the fiscal quarters ended June 30, 2005 and 2004 were 12% and 10%, respectively. The increase in general and administrative expense, both in absolute dollars and as a percentage of net sales, is primarily related to increased costs for professional fees, particularly due to legal costs associated with the pending patent litigation in the United Kingdom described above.
     General and administrative expense for the nine months ended June 30, 2005 increased 17% to $1,659,000 from $1,424,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.
     Interest Income. Interest income for the third quarter of fiscal 2005 and the comparable quarter of last fiscal year were flat at $33,000.
     Interest income for the nine months ended June 30, 2005 increased 16% to $97,000 from $84,000 for the comparable nine-month period of last fiscal year. The increase in interest income reflects an overall higher interest rate on short-term investments.
     Interest Expense. Interest expense for the third quarter of fiscal 2005 and the comparable quarter of last fiscal year were flat at $4,000.
     Interest expense for the nine months ended June 30, 2005 decreased 43% to $12,000 from $22,000 for the comparable nine-month period of last fiscal year. The decrease in interest expense reflects less interest in the third quarter of fiscal 2005 due to a decrease in outstanding debt related to the Company’s purchase of certain equipment and real estate in 2003.

     Income Taxes. The Company has a history of pre-tax losses and had not generated taxable income from inception to fiscal 2003. While the Company had pre-tax income in fiscal 2003, fiscal 2004 and the first nine months of fiscal 2005, the Company has net operating loss carryforwards of approximately $23 million that will offset its taxable income, and therefore no federal income taxes are due. The Company has recorded a valuation allowance to reduce the carrying value of its net deferred tax assets to an amount that is more likely than not to be realized. As of September 30, 2004 and June 30, 2005, the valuation allowance has reduced the carrying value of the net deferred tax asset to $0. However, management is continuing to assess this matter. Once management determines that the Company has reached a sustained level of profitability and that it is more likely than not that all or a portion of the net deferred tax assets may be realized the Company will reduce the valuation allowance and recognize a tax benefit.
Liquidity and Capital Resources
     The Company’s cash, cash equivalents and marketable securities were $5.8 million at June 30, 2005 compared to $5.9 million at September 30, 2004. The decrease in cash primarily resulted from the net cash used in investing activities, primarily capital expenditures, offset by cash generated by financing activities.
     During the nine-month period ended June 30, 2005, the Company generated $228,000 of cash from operating activities compared to $945,000 during the comparable period of the prior fiscal year. Decreased net cash from operating activities in fiscal 2005 primarily reflects net income before depreciation offset by increases in current assets and decreases in current liabilities. Accounts receivable balances during this period increased 10% or $271,000, primarily as a result of the timing of shipments. Inventories increased 12% or $478,000, primarily as a result of increased kit configurations and a planned increase in the Company’s inventory of intermittent catheters and raw materials. Other current assets increased 16% or $43,000 during the recent nine-month period primarily as a result of prepaid insurance premiums and prepayments relating to certain manufacturing equipment. Current liabilities decreased 9% or $145,000 during the recent nine-month period, primarily reflecting the timing of payments related to accounts payable. In addition, capital expenditures during this period were $260,000 compared to $565,000 for the comparable period of the prior fiscal year.
     During the fiscal quarter ended June 30, 2005, the Company renewed its $1,000,000 revolving line of credit with U.S. Bank National Association. The agreement calls for a variable interest rate that is equal to 1% plus the one-month LIBOR rate. The agreement runs through March 31, 2006. As of June 30, 2005, the Company did not have any amounts outstanding under this line of credit.
     The Company believes that its capital resources on hand at June 30, 2005, together with cash generated from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 2004. However, the Company may be required to seek additional funding sources, such as borrowings under the Company’s revolving line of credit or equity or debt financings, to fund the Company’s working capital requirements. If the Company decides to seek additional financing, there can be no assurance as to the outcome of such efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing, if needed, could result in significant cash restraints and financial issues for the Company.
Forward-Looking Statements
     Statements other than historical information contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,”

“expect,” “anticipate,” “predict,” “intend,” “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the uncertainty of gaining acceptance of the hydrophilic intermittent catheters, the anti-infection catheters and the FemSoft Insert in the marketplace; uncertainty regarding the effect upon the Company’s net sales of the pending patent litigation instituted by Coloplast A/S in the United Kingdom against Hollister Incorporated relating to the packaging configuration for the Company’s hydrophilic catheters, which Hollister resells in Europe under its own brand; the uncertainty of gaining new strategic relationships; the uncertainty of timing of revenues from private label sales (particularly with respect to international customers); FDA and other regulatory review and response times; manufacturing capacities for both current products and new products; the uncertainty of insurance coverage of the FemSoft Insert by additional insurers; the uncertainty that initial consumer interest in the FemSoft Insert may not result in significant sales of the product or continued sales of the product after trial; the results of product evaluations; the securing of Group Purchasing Organization contract participation; results of clinical tests; the timing of clinical preference testing and product introductions; and other risk factors listed from time to time in the Company’s SEC reports, including, without limitation, the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 2004.
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
     Changes in Internal Controls. During our third fiscal quarter, there have not been any significant changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROCHESTER MEDICAL CORPORATION
Date: August 12, 2005	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit		Page
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002