Form 10-K
period 2005-09-30
ROCHESTER MEDICAL CORPORATION
filed 2005-12-22
CIK 868368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Annual report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934
For fiscal year ended September 30, 2005
Commission File Number: 0-18933
Rochester Medical Corporation

Minnesota State of Incorporation	41-1613227 IRS Employer Identification No.
One Rochester Medical Drive
Stewartville, Minnesota 55976
Address of Principal Executive Offices
Telephone Number: (507) 533-9600
Securities Registered pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock without par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates based upon the closing Nasdaq sale price on March 31, 2005 was $51,533,965.
Number of shares of common stock outstanding on December 5, 2005 was 5,528,750 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Proxy Statement for its January 26, 2006 Annual Meeting of Shareholders are incorporated by reference in Part III.

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
     The Company relies on arrangements with medical product companies and independent distributors to sell the Company’s products in Europe and other international markets. These arrangements are conducted under the Rochester Medical brand name and under brands controlled by the medical product companies. International sales accounted for 47% of total sales in 2005.
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
     The Company’s manufacturing facility has been designed to accommodate the specialized requirements for the manufacture of medical devices, including the Food and Drug Administration’s (“FDA”) requirements for Quality System Regulation (“QSR”) and the European Union’s Medical Device Directive.
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
     Research and development expense for fiscal years 2005, 2004 and 2003 was $730,000, $706,000 and $875,000, respectively.
Competition
     The continence care market is highly competitive. The Company believes that the primary competitive factors include price, product quality, technical capability, breadth of product line and distribution capabilities. The Company’s ability to compete is affected by its product development and innovation capabilities, its ability to obtain regulatory clearances, its ability to protect the proprietary technology of its products and manufacturing processes, its marketing capabilities, and its ability to attract and retain skilled employees, to maintain current distribution relationships, to establish new distribution relationships and to secure participation in purchase contracts with group purchasing organizations. The Company believes that it is important to differentiate its products and broaden its product lines in order to attract large customers, such as distributors, dealers, institutions and home care organizations.

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

     Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences may affect the efficiency and timeliness of international market introduction of the Company’s products. For countries in the European Union (“EU”), medical devices must display a CE mark before they may be imported or sold. In order to obtain and maintain the CE mark, the Company must comply with the Medical Device Directive and pass an initial and annual facilities audit inspections by an EU inspection agency. The Company has obtained ISO 13485 quality system certification for the products it currently manufactures. In order to maintain certification, the Company is required to pass annual facilities audit inspections conducted by EU inspectors.
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
     In two instances to date, the Company has entered into agreements with distributors providing for certain exclusive marketing and distribution rights. In fiscal 2002, the Company entered into an agreement with Coloplast granting Coloplast exclusive marketing and distribution rights with respect to the Company’s Release-NF Foley catheters in certain geographic areas. In fiscal 2003, the Company entered into an agreement with Hollister granting exclusive marketing and distribution rights in certain geographic areas with respect to the Company’s hydrophilic intermittent catheters.
Environmental Matters
     The Company and the industry in which it competes are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company’s policy is to comply with all applicable environmental, health and safety laws and regulations. These laws and regulations are constantly evolving and it is difficult to predict accurately the effect they will have on the Company in the future. Compliance with applicable environmental regulations and controls has not had, nor are they expected to have in the future, any material impact on the capital expenditures, earnings or competitive position of the Company.
Employees
     As of September 30, 2005, the Company employed 172 full-time employees, of whom 129 were in manufacturing, and the remainder in marketing and sales, research and development and administration. The Company is not a party to any collective bargaining agreement and believes its employee relations are good.
Executive Officers of the Registrant
     The executive officers of the Company are as follows:

Name	Age	Position
Anthony J. Conway	61	Chairman of the Board, Chief Executive Officer, President and Secretary
David A. Jonas	41	Chief Financial Officer and Treasurer
Philip J. Conway	49	Vice President, Production Technologies
Dara Lynn Horner	47	Vice President, Marketing
Martyn R. Sholtis	46	Corporate Vice President
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
     Philip J. Conway, a founder of the Company, has served as Vice President of Production Technologies of the Company since August 1999. From 1988 to July 1999, Mr. Philip Conway served as Vice President of Operations of the Company. Mr. Philip Conway is responsible for plant design as well as new product and production processes, research, design and development activities. Since November 2001, he has had principal responsibility for the Company’s operational activities. From 1979 to March 1988, Mr. Philip Conway served as Plant and Production Manager of Arcon, a company that he co-founded. Prior to joining Arcon, Mr. Philip Conway was employed in a production supervisory capacity by AFC Corp., a manufacturer and fabricator of fiberglass, plastics and other composite materials. He is one of the named inventors on numerous patent applications that have been assigned to the Company, of which to date 19 have resulted in issued United States patents and 32 have resulted in issued foreign patents.
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

     Messrs. Anthony J. Conway, Philip J. Conway and Peter R. Conway, a director of the Company, are brothers.
ITEM 2. Properties
     The Company’s administrative offices, warehouse and liquid encapsulation manufacturing facilities occupy a 66,000 square foot manufacturing and office facility on a 33 acre site owned by the Company and located in an industrial park in Stewartville, Minnesota. The Company’s male external and Foley catheter manufacturing facilities consists of a 34,000 square foot manufacturing and office building located on a nearby 3.5 acre site owned by the Company in the same industrial park.
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
     On November 28, 2005, the Company commenced an arbitration proceeding against Mentor Corporation to prevent Mentor from breaching its agreements with the Company. The Company has requested the arbitration panel to enjoin Mentor from assigning its rights under the 1991 MEC License and Sales Distribution Agreement and the 2001 Supply Agreement in violation of those agreements and from misappropriating and wrongfully disclosing the Company’s confidential information and proprietary trade secrets licensed to Mentor under those agreements. The arbitration is in the initial stages, and the Company cannot now estimate the prospects for a favorable outcome.
     The Company is not involved in any other material legal proceedings.
ITEM 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2005.
PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      The Common Stock is quoted on the Nasdaq National Market under the symbol ROCM. The following table sets forth, for the periods indicated, the range of high and low last sale prices for the Common Stock as reported by the Nasdaq National Market.

	High	Low

Fiscal 2004
First Quarter	$12.58	$8.85
Second Quarter	10.42	9.13
Third Quarter	10.00	7.64
Fourth Quarter	9.76	7.90
Fiscal 2005
First Quarter	$9.78	8.52
Second Quarter	13.30	8.57
Third Quarter	12.28	9.50
Fourth Quarter	9.60	8.50
Holders
     As of December 5, 2005, the Company had 151 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own Common Stock in nominee or street name.
Dividends
     The Company has paid no cash dividends on its Common Stock, and it does not intend to pay cash dividends on its Common Stock in the near future.

ITEM 6.	Selected Financial Data
      The following selected financial data of the Company as of September 30, 2005 and 2004 and for the three fiscal years ended September 30, 2005, 2004 and 2003 are derived from, and should be read together with, the financial statements of the Company audited by McGladrey Pullen LLP and Ernst & Young LLP, independent auditors, included elsewhere in this Form 10-K. The following selected financial data as of September 30, 2003, 2002 and 2001 and for the fiscal years ended September 30, 2002 and 2001 are derived from the Company’s audited financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	Fiscal Years Ended September 30,

	2005	2004	2003	2002	2001

	(In thousands, except for per share data)
Net sales	$15,942	$15,011	$14,655	$11,076	$8,302
Cost of sales	10,330	9,615	9,574	7,888	6,304

Gross profit	5,612	5,396	5,081	3,188	1,998
Operating expenses:
Marketing and selling	2,398	2,176	2,225	2,196	2,545
Research and development	730	706	875	835	1,062
General and administrative	2,127	1,857	1,809	1,763	1,730

Total operating expenses	5,255	4,739	4,909	4,794	5,337

Income (Loss) from operations	357	657	172	(1,606)	(3,339)
Interest income, net	124	90	158	212	384

Net income (Loss) before income tax	481	747	330	(1,394)	(2,955)
Income tax benefit	454	—	—	—	—

Net income (Loss)	$935	$747	$330	$(1,394)	$(2,955)

Net income (Loss) per common share — basic	$.17	$.14	$.06	$(.26)	$(.55)
Net income (Loss) per common share — diluted	$.16	$.13	$.06	$(.26)	$(.55)
Weighted average number of common shares outstanding — basic	5,466	5,434	5,380	5,329	5,339
Weighted average number of common shares outstanding — diluted	5,715	5,687	5,654	5,329	5,339

	As of September 30,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$6,416	$5,872	$5,966	$4,464	$5,748
Working capital	12,671	11,119	10,398	8,523	8,319
Total assets	22,209	21,384	21,125	19,636	19,659
Long-term debt and capital lease obligations	98	172	267	—	—
Accumulated deficit	(22,045)	(22,979)	(23,726)	(24,056)	(22,661)
Total shareholders’ equity	$20,288	$18,888	$18,142	$17,144	$18,455

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Inventories
      Inventories are valued at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or the current estimated market value of the inventory. The Company’s policy is to establish an excess and obsolete reserve for its products in excess of the expected demand for such products. At September 30, 2005, this reserve was $100,000, which was equal to the amount of the reserve at September 30, 2004. If actual future demand or market conditions differ from those projected by the Company, additional inventory valuation adjustments may be required. These valuation adjustments would be included in cost of goods sold.

Accounts Receivable
     The Company maintains an allowance for doubtful accounts, which is calculated by a combination of specific account identification as well as percentages of past due balances. At September 30, 2005, this allowance was $94,000 compared to $73,000 at September 30, 2004. If actual future demand or market conditions differ from those projected by the Company, additional receivables valuation adjustments may be required.

Revenue Recognition
     The Company recognizes revenue from product sales upon shipment when title transfers to customers. Amounts received for upfront license fees under multiple-element supply and distribution arrangements are deferred and recognized over the period of supply, if such arrangements require the Company’s on-going services or performance.

Income Taxes
      The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient taxable income in the United States, based on estimates and assumptions. The Company records a valuation allowance to reduce the carrying value of its net deferred tax asset to the amount that is more likely than not to be realized based on management’s estimates of future levels of taxable income. In the event the Company were to determine that it would be able to realize additional deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made. On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance.
Results of Operations
      The following table sets forth, for the periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales:

	Fiscal Years Ended
	September 30,

	2005	2004	2003

Total net sales	100%	100%	100%
Cost of sales	65	64	65

Gross margin	35	36	35
Operating expenses:
Marketing and selling	15	15	15
Research and development	5	5	6
General and administrative	13	12	13

Total operating expenses	33	32	34
Income (loss) from operations	2	4	1
Interest income, net	1	1	1

Net income before income taxes	3%	5%	2%

      The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	Fiscal Years Ended September 30,

		2005			2004			2003

	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total

Private label sales:
Base products	$4,100	$4,156	$8,256	$3,660	$3,900	$7,560	$4,136	$4,074	$8,210
Advanced products	250	139	389	725	154	879	—	135	135

Total private label sales	4,350	4,295	8,645	$4,385	$4,054	$8,439	$4,136	$4,209	$8,345
Branded sales:
Base products	$3,208	2,893	6,101	$3,027	$2,618	$5,645	$2,910	$2,695	$5,605
Advanced products	884	312	1,196	575	352	927	417	288	705

Total branded sales	$4,092	$3,205	$7,297	$3,602	$2,970	$6,572	$3,327	$2,983	$6,310
Total net sales:	$8,442	$7,500	$15,942	$7,987	$7,024	$15,011	$7,463	$7,192	$14,655

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004
      Net Sales. Net sales increased 6.2% to $15.9 million in fiscal 2005 from $15.0 million in the prior fiscal year. The increase in net sales primarily was attributable to an increase in branded sales as the Company continues to increase sales of advanced products. The increase in private label sales of base products was partially offset by a decrease in private label sales of advanced products, primarily attributable to lower sales in Europe as a result of the patent dispute between Coloplast A/ S and Hollister Incorporated, a significant customer of the Company. Coloplast commenced suit against Hollister in the United Kingdom in September 2004 alleging that the Hydrophilic Catheter packaging configuration infringed Coloplast’s European patent. The European Patent Office recently deemed Coloplast’s packaging patent invalid.

      Gross Margin. The Company’s gross margin was 35% in fiscal 2005 compared to 36% in the prior fiscal year. The Company’s decrease in gross margin in fiscal 2005 was primarily due to inefficiencies in manufacturing of newly introduced products.
      Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense increased 10% in fiscal 2005 as compared to fiscal 2004, with marketing and selling expense of approximately $2.4 million in fiscal 2005 and $2.2 million in fiscal 2004. The increase in total dollars spent on marketing and selling is related to launching expenditures for our Closed systems and increased employee health costs. Marketing and selling expense as a percentage of net sales for fiscal 2005 and fiscal 2004 was 15%.
      Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding the Company’s products and development activities. Research and development expense remained relatively flat at $0.7 million in fiscal 2005 compared to the prior fiscal year. Research and development expense as a percentage of net sales for fiscal 2005 and fiscal 2004 was 5%.
      General and Administrative. General and administrative expense primarily includes payroll expense relating to the Company’s management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel and accounting advisors. General and administrative expense increased 15% to $2.1 million in fiscal 2005 from $1.9 million in the prior fiscal year. The increase in general and administrative expense primarily reflects increased costs associated with being a public company, including legal, audit and shareowner services. General and administrative expense as a percentage of net sales for fiscal 2005 and fiscal 2004 was 13% and 12%, respectively.
      Interest Income, Net. Interest income, net, increased 38% to $124,000 in fiscal 2005 from $90,000 in the prior fiscal year. The increase in net interest income primarily reflects generally higher interest rates in fiscal 2005, as well as lower interest expense relating to debt incurred by the Company in purchasing real property in fiscal 2003.
      Income Taxes. The Company had a history of pre-tax losses and until fiscal 2003 had not generated taxable income. While the Company had pre-tax income in fiscal 2005, 2004 and 2003, the Company utilized a portion of its net operating loss carryforward and therefore, no federal income taxes are due for fiscal 2005, 2004 or fiscal 2003.
      The Company established a deferred tax asset of $454,000 in fiscal 2005, which represents an estimate of the tax benefit to be realized based on projected taxable income over the next three years with a corresponding reduction in the Company’s reserve for tax loss carryforward. The Company has established a valuation allowance against the remaining amount of its deferred tax asset.
      As of September 30, 2005, the Company has $23.5 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in 2007. Future expiration by year is as follows: 2007: $592,000; 2008: $892,000; 2009: $1,086,000; 2010: $1,302,000 and thereafter, $19,656,000. In addition, under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of the Company’s net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.
      Net Income. Our net income increased 25% to $934,000 in fiscal 2005. Increased sales and gross margin, along with the booking of our deferred tax asset was partially offset by higher operating expenses.

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
      Income Taxes. The Company had a history of pre-tax losses and until fiscal 2003 had not generated taxable income. While the Company had pre-tax income in fiscal 2004 and 2003, the Company utilized a portion of its net operating loss carryforward and therefore, no federal income taxes were due for fiscal 2004 or fiscal 2003.
      As of September 30, 2004, the Company has $23.5 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in 2007. The expiration by year for the upcoming five fiscal years and thereafter are as follows: 2004: 0; 2005: 0; 2006: 0; 2007: $572,000; 2008: $892,000; 2009: $1,086,000; and thereafter, $21.0 million. In addition, under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of the Company’s net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.
      The Company had established a valuation allowance against the entire amount of its deferred tax asset because it was not able to conclude that it is more likely than not that it will be able to realize the deferred tax asset, due primarily to its history of operating losses.
Liquidity and Capital Resources
      The Company has historically financed its operations primarily through public offerings and private placements of its equity securities, and has raised approximately $40.7 million in net proceeds since its inception.
Cash provided by operating activities for 2005 was $602,000 as compared to $1,072,000 in 2004 and $1,173,000 in 2003. Cash flow provided by operating activities in 2005 of $602,000 was comprised of net income of $934,000 reduced by an increase in net working capital components and increased by net non-cash charges of $656,000, primarily depreciation of $1,209,000 partially offset by the increase in deferred income taxes of $454,000 and the reduction in deferred revenue of $157,000. Significant working capital changes are as follows:
     •     a $574,000 increase in accounts receivable reflecting increasing sales activity versus the prior year.
     •     a $346,000 decrease in accrued expenses and accounts payable due primarily to timing of payments.
      The Company’s cash, cash equivalents and marketable securities were $6.4 million at September 30, 2005 compared with $5.9 million at September 30, 2004.
      The Company generated a net $602,000 of cash in operating activities during the year. Investing activities, primarily capital expenditures and the purchase of marketable securities, used net cash of $488,000 in fiscal 2005.
      In fiscal 2002, the Company entered into an agreement with Coloplast granting Coloplast exclusive marketing and distribution rights with respect to the Company’s Release-NF Foley catheters in certain geographic areas. Coloplast paid the Company $1,000,000 for these exclusive rights. In addition, during the fiscal quarter ended September 30, 2003, the Company entered into an agreement granting Hollister Inc. exclusive marketing and distribution rights in certain geographic areas with respect to the Company’s hydrophilic intermittent catheters in exchange for a cash payment of $200,000. In accordance with generally accepted accounting principles, the Company is recognizing these amounts as revenue over the terms of the respective agreements.

      During the fiscal quarter ended March 31, 2005, the Company renewed a $1,000,000 revolving line of credit with U.S. Bank National Association. The Company borrowed $400,000 against the line in February 2005 and paid the entire $400,000 back in March 2005. At no other time during fiscal 2005 was there any amount drawn on the line of credit. The agreement calls for a variable interest rate that is equal to 1% plus the one-month LIBOR rate. The agreement runs through March 31, 2006. Although there can be no assurance, the Company expects to be able to renew the line of credit on substantially similar terms.
      During fiscal 2005, the Company’s working capital position, excluding cash and marketable securities, increased by $1,008,000. Accounts receivable balances increased 22% or $574,000 during the fiscal year primarily due to increased sales. Inventories as of September 30, 2005 were virtually flat with the prior year due to an active inventory reduction program. Other current assets increased 29% or $78,000 due to increases in miscellaneous receivables. Current liabilities decreased 11%, or $170,000, during the year, primarily as a result of a decrease in the accrual of executive bonus compensation. Changes in other asset and liability balances related to timing of payments.
      In December 1999, the Board of Directors authorized a stock repurchase program. Up to one million shares of the Company’s outstanding common stock may be repurchased under the program. Purchases may be made from time to time at prevailing prices in the open market and through other customary means. No time limit has been placed on the duration of the stock repurchase program and it may be conducted over an extended period of time as business and market conditions warrant. The Company also may discontinue the stock repurchase program at any time. The repurchased shares will be available for reissuance pursuant to employee stock option plans and for other corporate purposes. The Company intends to fund such repurchases with currently available funds. During fiscal 2005, the Company did not repurchase any shares of common stock.
      The following table summarizes the Company’s contractual cash commitments as of September 30, 2005:

	Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long Term Debt, including interest	$75,140	$38,760	$36,380	$—	$—
Capital Lease Obligations	112,215	44,615	67,600	—	—
Purchase Obligations (general operating)	347,769	347,769	—	—	—

Total Contractual Cash Obligations	$535,124	$431,144	$103,980	$—	$—

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
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board published FASB Statement No. 123 (revised 2004), Share-Based Payment. This statement, which will begin to apply in our first quarter ended December 31, 2005, requires us to recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options, in our financial statements. We are to measure this cost based on the fair value of the equity or liability instruments issued. The statement covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The statement will require us to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award. We then will recognize the cost over the period we require the employee to provide services for the award.

      The new statement allows two methods for transitioning our expensing of share-based transactions. We are studying the new statement and have not yet determined which transition method we will apply. Under the modified prospective transition method, we would use the fair value-based accounting method for all employee awards granted, modified or settled after the effective date. As of the effective date, we would base the compensation cost for the non-vested portion of awards outstanding as of that date on the grant-date fair value of those awards as calculated under our current accounting methods. As a result, we would not re-measure the grant-date fair value estimate for the unvested portion of awards granted prior to the effective date. Under the modified retrospective method of transition, we would need to revise our previously issued financial statements to recognize employee compensation cost for all prior periods we present in our financial statements.
      In November 2004 and May 2005, the FASB issued FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 and FASB Statement No. 154, Accounting Changes and Error Corrections, respectively. These statements will apply to the Company during its fiscal year ended September 30, 2006. The Company does not believe the adoption of FASB Statements 151 and 154 will have a material effect on its financial position or results of operations.
      In March 2005, the FASB issued FASB Interpretation No. 47, or “FIN 47,” which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the Company in fiscal 2006. The Company does not expect adoption of FIN 47 to have a material impact on its consolidated financial statements

RISK FACTORS
Limited Revenues; History of Losses and Potential Future Losses
     The Company has generated only limited revenues to date and prior to fiscal 2003, experienced net losses since its inception. Net income for the fiscal years ended September 30, 2005, 2004 and 2003 was $934,000, $747,000 and $330,000, respectively, while net losses for the fiscal years ended September 30, 2002 and 2001 were $1.4 million and $3.0 million, respectively. The Company had an accumulated deficit of approximately $22.0 million at September 30, 2005. The Company’s ability to increase revenues and sustain profitability and positive cash flow over the next several years will depend primarily upon market acceptance of, and achievement of material sales from, the Company’s hydrophilic and antibacterial intermittent catheters and the RELEASE-NF Catheter, of which there can be no assurance. A substantial portion of the expenses associated with the Company’s manufacturing facilities are fixed in nature (i.e. depreciation) and will reduce the Company’s operating margin until such time, if ever, as the Company is able to increase utilization of its capacity through increased sales of its new products. As a result, there can be no assurance that the Company will ever generate substantial revenues or sustain profitability. Although the Company achieved profitability in fiscal 2003, 2004 and 2005, the Company may experience net losses in subsequent fiscal years or fiscal quarters.
Dependence on a Small Number of Customers
     The Company depends on a relatively small number of customers for a significant portion of its net sales. The Company’s five largest customers in fiscal 2005, including their related subsidiaries, represented approximately 53% of the Company’s total net sales. Because the Company’s larger customers typically purchase products in relatively large quantities at a time, the Company’s financial performance can fluctuate from quarter to quarter depending upon the timing of their purchases. The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its net sales. Because the Company’s major customers represent such a large part of its business, the loss of any of the Company’s major customers could negatively impact the Company’s business.
     The Company’s major customers may not continue to purchase products from the Company at current levels or at all. In the past, the Company has lost customers due to its customers’ changes in technology preferences, customers’ shifting production of products to internal facilities and the acquisition of the Company’s customers. The Company may lose customers in the future for similar reasons. The Company may not be able to expand its customer base to make up any sales shortfalls if the Company loses a major customer. The Company’s attempts to diversify its customer base and reduce its reliance on particular customers may not be successful.
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
     On November 28, 2005, the Company commenced an arbitration proceeding against Mentor Corporation to prevent Mentor from breaching its agreements with the Company. The Company has requested the arbitration panel to enjoin Mentor from assigning its rights under the 1991 MEC License and Sales Distribution Agreement and the 2001 Supply Agreement in violation of those agreements and from misappropriating and wrongfully disclosing the Company’s confidential information and proprietary trade secrets licensed to Mentor under those agreements. The arbitration is in the initial stages, and the Company cannot now estimate the prospects for a favorable outcome. If the Company is unsuccessful in its action, certain of the Company’s confidential information and proprietary trade secrets currently licensed to Mentor may be transferred to a third party.
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
ITEM 8. Financial Statements
Rochester Medical Corporation
Financial Statements
Years Ended September 30, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of Rochester Medical Corporation
      We have audited the accompanying balance sheet of Rochester Medical Corporation as of September 30, 2005, and the related statements of operations, shareholders’ equity and cash flows for the year then ended. Our audit also included the 2005 information in the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the 2005 financial statements referred to above present fairly, in all material respects, the financial position of Rochester Medical Corporation at September 30, 2005, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2005 information in the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ McGladrey & Pullen LLP
Rochester, Minnesota
October 27, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of Rochester Medical Corporation
      We have audited the accompanying balance sheets of Rochester Medical Corporation as of September 30, 2004, and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended September 30, 2004. Our audits also included the information relating to fiscal 2004 and 2003 in the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rochester Medical Corporation at September 30, 2004, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
October 22, 2004

ROCHESTER MEDICAL CORPORATION
BALANCE SHEETS

	September 30,

	2005	2004

Assets:
Current assets:
Cash and cash equivalents	$1,129,876	$620,441
Marketable securities	5,286,553	5,251,763
Accounts receivable, less allowance for doubtful accounts ($93,549 — 2005; $73,445 — 2004)	3,204,824	2,631,188
Inventories, net	3,936,243	3,945,313
Prepaid expenses and other current assets	351,027	273,229
Deferred income tax asset	21,000	—

	13,929,523	12,721,934
Property, plant and equipment:
Land	365,951	365,951
Buildings	5,994,496	5,881,435
Equipment and fixtures	11,783,213	11,568,452

	18,143,660	17,815,838
Less accumulated depreciation	(10,582,357)	(9,373,411)

Total property, plant and equipment	7,561,303	8,442,427
Deferred income tax asset	433,000	—
Patents, less accumulated amortization ($965,013 — 2005; $906,698 — 2004)	285,194	219,296

Total assets	$22,209,020	$21,383,657

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$283,332	$778,766
Accrued compensation	414,990	350,753
Accrued professional fees	150,321	137,797
Accrued expenses	178,945	106,595
Deferred revenue	157,143	157,143
Current maturities of debt	34,000	34,000
Current maturities of capital leases	39,785	37,611

Total current liabilities	1,258,516	1,602,665
Long-term liabilities:
Deferred revenue	564,286	721,429
Long-term debt, less current maturities	34,000	68,000
Capital leases, less current maturities	64,030	103,814

Total long-term liabilities	662,316	893,243
Shareholders’ equity:
Common Stock, no par value:
Authorized Shares — 20,000,000
Issued and outstanding shares; (5,523,500 — 2005; 5,441,131 — 2004)	42,407,912	41,940,700
Accumulated deficit	(22,044,650)	(22,979,077)
Unrealized loss on available-for-sale securities	(75,074)	(73,874)

Total shareholders’ equity	20,288,188	18,887,749

Total liabilities and shareholders’ equity	$22,209,020	$21,383,657

See accompanying notes.

ROCHESTER MEDICAL CORPORATION
STATEMENTS OF OPERATIONS

	Fiscal Years Ended September 30,

	2005	2004	2003

Net sales	$15,941,649	$15,011,419	$14,655,372
Cost of sales	10,330,113	9,615,427	9,574,414

Gross profit	5,611,536	5,395,992	5,080,958
Operating expenses:
Marketing and selling	2,397,816	2,175,665	2,225,376
Research and development	730,105	706,157	874,715
General and administrative	2,126,813	1,856,858	1,808,838

Total operating expenses	5,254,734	4,738,680	4,908,929
Income from operations	356,802	657,312	172,029
Other income (expense):
Interest income	138,692	114,982	169,603
Interest expense	(15,067)	(25,481)	(11,729)

	123,625	89,501	157,874
Income before income taxes	480,427	746,813	329,903
Income tax benefit	454,000	—	—

Net income	$934,427	$746,813	$329,903

Net income per common share — basic	$.17	$.14	$.06
Net income per common share — diluted	$.16	$.13	$.06

Weighted average number of common shares outstanding — basic	5,466,123	5,434,338	5,379,954

Weighted average number of common shares outstanding — diluted	5,714,615	5,686,594	5,653,859

See accompanying notes.

ROCHESTER MEDICAL CORPORATION
STATEMENT OF SHAREHOLDERS’ EQUITY

				Unrealized
				Gain (Loss)
	Common Stock			on Available-
			Accumulated	for-Sale
	Shares	Amount	Deficit	Securities	Total

Balance at September 30, 2002	5,329,250	$41,253,128	$(24,055,793)	$(53,404)	$17,143,931
Net income for the year	—	—	329,903	—	329,903
Unrealized gain on available-for-sale securities	—	—	—	63,877	63,877

Subtotal — comprehensive income	—	—	—	—	393,780
Stock option exercise	95,450	604,016	—	—	604,016

Balance at September 30, 2003	5,424,700	41,857,144	(23,725,890)	10,473	18,141,727
Net income for the year	—	—	746,813	—	746,813
Unrealized loss on available-for-sale securities	—	—	—	(84,347)	(84,347)

Subtotal-comprehensive income	—	—	—	—	662,466
Stock option exercise	16,431	83,556	—	—	83,556

Balance at September 30, 2004	5,441,131	41,940,700	(22,979,077)	(73,874)	18,887,749
Net income for the year	—	—	934,427	—	934,427
Unrealized loss on available-for-sale securities	—	—	—	(1,200)	(1,200)

Subtotal-comprehensive income	—	—	—	—	933,227
Stock option exercise	82,369	467,212	—	—	467,212

Balance at September 30, 2005	5,523,500	$42,407,912	$(22,044,650)	$(75,074)	$20,288,188

See accompanying notes.

ROCHESTER MEDICAL CORPORATION
STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September 30,

	2005	2004	2003

Operating Activities:
Net income	$934,427	$746,813	$329,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,208,945	1,238,694	1,206,666
Amortization	58,315	56,383	54,051
Deferred revenue	(157,142)	(157,142)	85,714
Deferred income taxes	(454,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(573,635)	(176,878)	(548,868)
Inventories	9,071	(402,694)	35,312
Other current assets	(77,799)	(984)	(54,062)
Accounts payable	(495,434)	271,186	(126,354)
Other current liabilities	149,112	(503,433)	190,277

Net cash provided by operating activities	601,860	1,071,945	1,172,639
Investing Activities:
Capital expenditures	(327,822)	(1,017,459)	(244,357)
Patents	(124,213)	(50,082)	(70,570)
Purchase of marketable securities	(1,133,075)	(3,474,519)	(4,093,145)
Sales and maturities of marketable securities	1,097,084	2,340,145	4,007,676

Net cash used in investing activities	(488,026)	(2,201,915)	(400,396)
Financing Activities:
Payments on capital leases	(37,611)	(63,644)	(23,378)
Payments on long-term debt	(34,000)	(34,000)	—
Sale of common stock upon exercise of options	467,212	83,556	604,016

Net cash provided by (used in) financing activities	395,601	(14,088)	580,638

Increase (decrease) in cash and cash equivalents	509,435	(1,144,058)	1,352,881
Cash and cash equivalents at beginning of year	620,441	1,764,499	411,618

Cash and cash equivalents at end of year	$1,129,876	$620,441	$1,764,499

Supplemental Cash Flow Information:
Interest Paid	$15,665	$22,903	$8,109
Non-Cash Investing and Financing Activities:
Capital lease arrangements	$—	$—	$222,622
Land purchased with debt	—	—	136,000
See accompanying notes.

ROCHESTER MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2005

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

Marketable Securities
      Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. At September 30, 2005 and 2004, the balance consists of corporate bonds with remaining contractual maturities of one month to twelve months. The amortized cost and estimated market value of available-for-sale securities are as follows:

	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Market Value

September 30, 2005	$5,361,627	$(75,074)	$5,286,553
September 30, 2004	5,325,637	(73,874)	5,251,763

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

Property and Equipment
      Property and equipment are stated at cost less accumulated depreciation. Depreciation is based on estimated useful lives of 4-10 years for equipment and fixtures and 25-35 years for buildings computed using the straight-line method.

ROCHESTER MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation
      At September 30, 2005, the Company has three stock-based employee compensation plans, which are described more fully in Note 5. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
     Pro forma information regarding net income (loss) and income (loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.68%, 3.42% and 3.10% for fiscal 2005, 2004 and 2003, respectively; volatility factor of the expected market price of the Company’s common stock of .5458, .554 and .561 for fiscal 2005, 2004 and 2003, respectively; a weighted average expected life of the option of 6.4 years, 6.6 years and 6.6 years for fiscal 2005, 2004 and 2003, respectively; and an expected dividend yield of 0%.
     In December 2004, the Financial Accounting Standards Board published FASB Statement No. 123 (revised 2004), Share-Based Payment. This statement, which will begin to apply in our first quarter ended December 31, 2005, requires us to recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options, in our financial statements. We are to measure this cost based on the fair value of the equity or liability instruments issued. The statement covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The statement will require us to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award. We then will recognize the cost over the period we require the employee to provide services for the award.
     The new statement allows two methods for transitioning our expensing of share-based transactions. We are studying the new statement and have not yet determined which transition method we will apply. Under the modified prospective transition method, we would use the fair value-based accounting method for all employee awards granted, modified or settled after the effective date. As of the effective date, we would base the compensation cost for the non-vested portion of awards outstanding as of that date on the grant-date fair value of those awards as calculated under our current accounting methods. As a result, we would not re-measure the grant-date fair value estimate for the unvested portion of awards granted prior to the effective date. Under the modified retrospective method of transition, we would need to revise our previously issued financial statements to recognize employee compensation cost for all prior periods we present in our financial statements. The Company is still evaluating the provisions of FAS 123R; however, it believes the effects should be consistent with the pro forma net income and earnings per share data disclosed.
      To determine the pro forma impact under FAS No. 123, the fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model and is then hypothetically amortized to compensation expenses over the four-year vesting period. The pro forma impact for the fiscal year ended September 30 follows:

	Year Ended September 30,

	2005	2004	2003

Net income, as reported	$934,427	$746,813	$329,903
Deduct: total stock-based employee compensation expense under fair value method for all awards	(439,130)	(462,276)	(537,847)

Pro forma net income (loss)	$495,297	$284,537	$(207,944)

Net income (loss) per common share:
Basic — as reported	$.17	$.14	$.06
Diluted — as reported	$.16	$.13	$.06

Basic and diluted — pro forma	$.09	$.05	$(.04)

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to estimates and assumptions include the valuation allowances for inventories and deferred income tax assets. Actual results could differ from those estimates.

ROCHESTER MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets
      The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Net Income Per Share
      Net income per common share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” The Company’s basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. For periods of net loss, diluted net loss per common share equals basic net loss per common share because common stock equivalents included in periods where there is a loss, as they are antidilutive. A reconciliation of the numerator and denominator in the basic and diluted net income per share calculation is as follows:

	Year Ended September 30,

	2005	2004	2003

Numerator:
Net income	$934,427	$746,813	$329,903
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	5,466,123	5,434,338	5,379,954
Effect of dilutive stock options	248,492	252,256	273,905

Denominator for diluted net income per common share — weighted average shares outstanding	5,714,615	5,686,594	5,653,859
Net income per common share — basic	$.17	$0.14	$0.06
Net income per common share — diluted	$.16	$0.13	$0.06

Employee stock options of 324,000, 351,000 and 355,500 for fiscal years 2005, 2004 and 2003, respectively have been excluded from the diluted net income per common share calculations because their exercise prices were greater than the average market price of the Company’s common stock.

3.	Advertising Costs
      The Company incurred advertising expenses of $142,000, $165,000 and $126,000 for the years ended September 30, 2005, 2004 and 2003, respectively. All advertising costs are charged to operations as incurred.

4.	Inventories
      Inventories are summarized as follows:

	September 30,

	2005	2004

Raw materials	$1,076,839	$686,492
Work-in-process	1,637,694	1,890,860
Finished goods	1,321,710	1,467,961
Reserve for inventory obsolescence	(100,000)	(100,000)

	$3,936,243	$3,945,313

5.	Shareholders’ Equity

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

ROCHESTER MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      The 1995 Non-Statutory Stock Option Plan authorizes the issuance of up to 50,000 shares of Common Stock. Per the terms of the 1995 Non-Statutory Stock Option Plan, no option may be granted with a term longer than ten years. The vesting schedule for options granted under the 1995 Non-Statutory Stock Option Plan is determined by the Compensation Committee of the Company’s Board of Directors. In September 1995, Medical Advisory Board members were granted options to purchase 12,000 shares of the Company’s Common Stock at an exercise price of $15.75 per share. The options on these 12,000 shares have now expired. In April 1999, one member of the Medical Advisory Board was granted options to purchase 6,000 shares of the Company’s Common Stock at an exercise price of $10.125 per share.
      Option activity is summarized as follows:

			Weighted
			Average
	Shares		Exercise
	Reserved	Options	Price Per
	For Grant	Outstanding	Share

Balance as of September 30, 2002	287,250	1,041,000	$8.29
Options granted	(73,000)	73,000	8.36
Options exercised	—	(95,450)	6.33
Options canceled	47,250	(47,250)	8.18
1991 Plan — options canceled and not reissuable	(33,250)	—	—

Balance as of September 30, 2003	227,250	971,300	8.48
Options granted	(66,000)	66,000	9.25
Options exercised	—	(16,431)	5.09
Options canceled	2,250	(2,250)	8.25
1991 Plan — options canceled and not reissuable	—	—	—

Balance as of September 30, 2004	163,500	1,018,619	8.59
Options granted	(105,000)	105,000	9.40
Options exercised	—	(82,369)	5.67
Options canceled	18,250	(18,250)	12.51
1991 Plan — options canceled and not reissuable	(1,500)	—	4.69

Balance as of September 30, 2005	75,250	1,023,000	$8.84

      The number of stock options exercisable at September 30, 2005, 2004 and 2003 was 837,000, 781,864 and 641,800 at a weighted average exercise price of $8.98, $9.30 and $10.02 per share, respectively.

ROCHESTER MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The weighted average fair value of options granted in 2005, 2004 and 2003 was $5.34, $5.34 and $4.97 per share, respectively. The exercise price of options outstanding at September 30, 2005 ranged from $4.33 to $20.00 per share as summarized in the following table:

			Weighted		Weighted
			Average		Average
		Weighted	Exercise Price		Exercise Price
	Number	Average	Per Share —	Number	Per Share —
	Outstanding	Remaining	Total Options	Exercisable	Options
Range of Exercise Prices	at 9/30/05	Contractual Life	Outstanding	at 9/30/05	Exercisable

$4.33 — $5.00	297,500	5.7 years	$4.54	261,000	$4.57
5.01 — 10.00	440,500	6.5 years	8.10	292,500	7.57
10.01 — 15.00	187,000	1.8 years	13.44	185,500	13.46
15.01 — 20.00	98,000	1.7 years	16.45	98,000	16.45

	1,023,000	4.9 years	$8.84	837,000	$8.98

6.	Income Taxes
      Deferred income taxes are due to temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred income taxes are as follows:

	September 30,

	2005	2004

Deferred income tax assets:
Net operating loss carryforwards	$8,661,000	$8,698,000
Research and development credit carryforwards	306,000	311,000
Allowance for doubtful accounts	34,000	27,000
Inventory reserves	36,000	37,000
Inventory capitalization	108,000	133,000
Accrued expenses	54,000	50,000
Deferred revenue	262,000	325,000
Valuation allowance	(8,593,000)	(9,119,000)

Total deferred income tax assets	868,000	462,000
Deferred income tax liabilities:
Depreciation and amortization	414,000	462,000

Net deferred income tax assets	$454,000	$—

      The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized. During 2004 all of the Company’s taxable income was offset by available net operating loss (NOL) carryforwards and management had recorded a $9.1 million valuation allowance against its deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as the Company had not achieved a sufficient level of sustained profitability. During 2005 management concluded that the Company had attained a sufficient level of sustained profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. Considering projected levels of future income as well as the nature of the net deferred tax assets, management reduced the valuation allowance by $454,000 during 2005 resulting an a corresponding income tax benefit in the statement of operations. The Company’s net operating loss carryforwards of approximately $23,528,000 can be carried forward to offset future taxable income, subject to the limitation of Internal Revenue Code Section 382. The expiration of the NOL’s by year for the upcoming five fiscal years and thereafter is as follows: 2007: $592,000; 2008: $892,000; 2009: $1,086,000; 2010: $1,302,000; and thereafter: $19,656,000.

ROCHESTER MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate for the years ended September 30 is as follows:

	2005	2004	2003

Statutory federal income tax rate	34%	34%	34%
Increase (decrease) in taxes resulting from:
State taxes	3	3	3
Utilization of net operating loss carryforwards	(23)	(36)	(21)
Change in valuation allowance	(109)	(1)	(16)

Effective income tax rate	(95)%	0%	0%

7.	Related Party Transactions
      The brother-in-law of the CEO and President, the Vice President of Production Technologies and a member of the board of directors of the Company has performed legal services for the Company. During the years ended September 30, 2005, 2004 and 2003, the Company incurred legal fees and expenses of approximately $32,000, $60,000 and $19,000, respectively, to such counsel for services rendered in connection with litigation and for general legal services. Management believes the fees paid for the services rendered to the Company were on terms at least as favorable to the Company as could have been obtained from an unrelated party.

8.	Significant Customers and Sales by Product Category
      Significant customers, measured as a percentage of sales, are summarized as follows:

	September 30,

	2005	2004	2003

Significant customers:
Hollister	16	16	13
Mentor	11	13	14
Porges (a subsidiary of Mentor)	6	9	6
Mentor Medical (formerly Sims Portex, now a subsidiary of Mentor)	4	3	5

Total	37%	41%	38%

These significant customers had accounts receivable balances of $1,391,000 that represents 43% of the Company’s total accounts receivable balance as of September 30, 2005.
      The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	Fiscal Years Ended September 30,

		2005			2004			2003

	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total

Private label sales:
Base products	$4,100	$4,156	$8,256	$3,660	$3,900	$7,560	$4,136	$4,074	$8,210
Advanced products	250	139	389	725	154	879	—	135	135

Total private label sales	4,350	4,295	8,645	$4,385	$4,054	$8,439	$4,136	$4,209	$8,345
Branded sales:
Base products	$3,208	2,893	6,101	$3,027	$2,618	$5,645	$2,910	$2,695	$5,605
Advanced products	884	312	1,196	575	352	927	417	288	705

Total branded sales	$4,092	$3,205	$7,297	$3,602	$2,970	$6,572	$3,327	$2,983	$6,310
Total net sales:	$8,442	$7,500	$15,942	$7,987	$7,024	$15,011	$7,463	$7,192	$14,655

9.	Employee Compensation Matters
      The Company has a 401(k) plan covering employees meeting certain eligibility requirements. The Company currently does not match employee contributions.
     The Company has entered into change in control agreements with each of its executive officers. The change in control agreements, which are substantially the same for each individual, provide that each employee agrees to continue employment with the Company following a Change in Control (as defined), unless such employment is terminated because of death, disability or by the employee for Good Reason (as defined). If a Change in Control occurs and the individual remains employed by the Company for twelve months following such Change in Control, then the individual will be entitled to receive a payment equal to 2.5 times such individual’s earned compensation (salary plus cash bonuses) during the 12 month period. If an individual’s employment is terminated within twelve months following a Change in Control by the Company without Cause (as defined) or by the individual for Good Reason, then the individual will be entitled to receive a payment equal to 2.5 times such individual’s earned compensation during the one year period prior to the date of the Change in Control. In either case, payments to an individual are subject to excess payment limitations, such that the amounts payable under such individual’s agreement shall be reduced until no portion of the total payments by the Company to such individual as a result of the change in control (including the value of accelerated vesting of stock options) will not be deductible solely as a result of Section 280G of the Internal Revenue Code of 1986, as amended.

10.	Geographic Area Data
      Sales related to customers in the United States, Europe and the rest of the world are as follows:

	September 30,

	2005	2004	2003

United States	$8,441,565	$7,990,527	$7,476,812
Europe	5,164,633	4,769,601	4,631,470
Rest of world	2,335,451	2,251,291	2,547,090

Total	$15,941,649	$15,011,419	$14,655,372

Sales are attributed to countries based upon the address to which the Company ships products, as set forth on the customer’s purchase order.

11.	Long-Term Debt
      In June 2003, the Company entered into an agreement with the City of Stewartville to purchase additional land. The purchase price of the property is $170,000 plus interest at 7%. The initial down payment was $34,000. The balance outstanding at September 30, 2005 was $68,000. Annual principal payments of $34,000 will be made, plus interest, through May 1, 2007.

ROCHESTER MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

12.	Capital Leases
      During 2003, the Company entered into two capital leases for the use of packaging equipment and a trash compactor. These leases are payable in monthly installments through 2008. Future minimum lease payments under non-cancelable capital leases as of September 30, 2005 are as follows:

Fiscal Year
2006	44,615
2007	44,615
2008	22,985

Total future minimum lease payments	112,215
Less amount representing interest at 5.6%	(8,400)

Present value of net minimum lease payments	103,815
Less current portion	(39,785)

Long-term capital lease obligation	$64,030

      Assets under capital leases, as included in property, plant and equipment in the Company’s balance sheets, are as follows:

	September 30,

	2005	2004

Packaging equipment	$194,024	$194,024
Less accumulated amortization	(54,281)	(26,563)

	$139,743	$167,461

      Amortization of assets under capital leases is included in depreciation expense.

13.	Line of Credit
      The Company has a $1,000,000 line of credit with U.S. Bank National Association. The agreement calls for a variable interest rate that is equal to 1% plus the one-month LIBOR rate. The agreement runs through March 31, 2006. As of September 30, 2005, the Company had no amounts outstanding under this line of credit.

14.	Quarterly Results (Unaudited)
      Summary data relating to the results of operations for each quarter of the years ended September 30, 2005 and 2004 follows (in thousands, except per share amounts):

	Three Months Ended

	December 31	March 31	June 30	September 30

Fiscal year 2005:
Net sales	$3,665	$4,147	$3,815	$4,314
Gross profit	1,398	1,514	1,303	1,396
Income from operations	94	113	31	118
Net income	122	141	60	611
Net income per common share — basic	$.02	$.03	$.01	$.11

Net income per common share — diluted	$.02	$.02	$.01	$.11

Fiscal year 2004:
Net sales	$3,348	$3,811	$4,257	$3,594
Gross profit	1,195	1,345	1,605	1,251
Income from operations	51	119	358	130
Net income	64	139	387	157
Net income per common share — basic	$.01	$.03	$.07	$.03

Net income per common share — diluted	$.01	$.02	$.07	$.03

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On June 21, 2005, the Audit Committee of the Board of Directors, after a review of proposals for audit services from several public accountants, determined to engage McGladrey & Pullen LLP as independent registered public accounting firm of the Company for the fiscal year commencing October 1, 2004 and ending September 30, 2005. Ernst & Young LLP (“Ernst & Young”), the Company’s prior independent registered public accounting firm, was dismissed by the Audit Committee of the Board of Directors of the Company as of June 21, 2005.
     In connection with the audits of the two fiscal years ended September 30, 2004, and the subsequent interim period through June 21, 2005, there were no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference in connection with their opinion to the subject matter of the disagreement.
     There were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)) during the two most recent fiscal years of the Company ended September 30, 2004, or the subsequent interim period through June 21, 2005.
     The audit reports of Ernst & Young on the Company’s consolidated financial statements as of and for the years ended September 30, 2004 and September 30, 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.
     The Company provided Ernst & Young LLP with a copy of the foregoing disclosures. A letter from Ernst & Young LLP dated June 23, 2005, addressed to the Securities and Exchange Commission, included as an exhibit in a Form 8-K filed on June 23, 2005, stated its agreement with such statements.
     During the Company’s two most recent fiscal years and the subsequent interim period through June 21, 2005, the Company did not consult with McGladrey & Pullen LLP regarding any of the matters set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.
ITEM 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.
     Changes in Internal Controls. During our fourth fiscal quarter, there were no significant changes made in our internal control over financial reporting (as defined in Rule 13(a) — 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
     None.
PART III
ITEM 10. Directors and Executive Officers of the Registrant
     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2005, and “Executive Officers of the Registrant” in Part I of this report.
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
ITEM 11. Executive Compensation
     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2005.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2005.
ITEM 13. Certain Relationships and Related Transactions
     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2005.
ITEM 14. Principal Accountant Fees and Services
     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2005.
ITEM 15. Exhibits and Financial Statement Schedules
(a)	(1) The following financial statements are filed herewith in Item 8.
(i)	Balance Sheets as of September 30, 2005 and 2004.

(ii)	Statements of Operations for the years ended September 30, 2005, 2004 and 2003.

(iii)	Statement of Shareholders’ Equity for the years ended September 30, 2005 and 2004.

(iv)	Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003.

(v)	Notes to financial statements at September 30, 2005.
(a)	(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts

Financial statement schedules other than listed here have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

(b) Exhibits
The following exhibits are submitted herewith:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-2, Registration Number 33-97788).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2003).

4.1	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.4 of Registrant’s Annual Report on Form 10-KSB for fiscal year ended September 30, 1995).

4.2	The Company’s 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.5 of Registrant’s Registration Statement on Form S-8, Registration Number 333-10261).

4.3	Amendment to the Company’s 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.3 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1998).

10.1	Employment Agreement, dated August 31, 1990 between the Company and Anthony J. Conway. (Incorporated by reference to Exhibit 10.13 of Registrant’s Registration Statement on Form S-18, Registration Number 33-36362-C).

10.2	Employment Agreement, dated August 31, 1990 between the Company and Philip J. Conway. (Incorporated by reference to Exhibit 10.14 of Registrant’s Registration Statement on Form S-18, Registration Number 33-36362-C).

10.3	Change of Control Agreement dated December 4, 1998, between the Company and Philip J. Conway (Incorporated by reference to Exhibit 10.3 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1998).

10.4	Employment Agreement, dated August 31, 1990 between the Company and Richard D. Fryar. (Incorporated by reference to Exhibit 10.15 of Registrant’s Registration Statement on Form S-18, Registration Number 33-36362-C).

10.5	Change of Control Agreement dated December 4, 1998, between the Company and Richard D. Fryar (Incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1998).

10.6	Change of Control Agreement dated November 21, 2000, between the Company and Anthony J. Conway. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).

10.7	Change of Control Agreement dated November 21, 2000, between the Company and Dara Lynn Horner. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).

10.8	Employment Agreement, dated November 16, 1998 between the Company and Dara Lynn Horner. (Incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1999).

10.9	Change of Control Agreement dated November 21, 2000, between the Company and Martyn R. Sholtis. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).

10.10	Change of Control Agreement dated November 21, 2000, between the Company and David A. Jonas. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).

10.11	The Company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8, Registration Number 333-62592).

10.12	The Company’s Fiscal 2005 Executive Compensation Plan. (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2004)

10.13	The Company’s Fiscal 2006 Executive Compensation Plan. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 12, 2005)

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated June 23, 2005 (Incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

23.1	Consent of McGladrey & Pullen LLP.*

23.2	Consent of Ernst & Young LLP.*

24	Power of Attorney.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rochester Medical Corporation

Dated: December 22, 2005	By:	/s/ Anthony J. Conway

Anthony J. Conway
Chairman of the Board, President,
Chief Executive Officer and Secretary
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title

/s/ Anthony J. Conway	Chairman of the Board, President, Chief Executive Officer, and Secretary (principal
Anthony J. Conway	executive officer)

/s/ David A. Jonas	Chief Financial Officer and Treasurer (principal financial and accounting officer)
David A. Jonas

*	Director
Darnell L. Boehm

*	Director
Peter R. Conway

*	Director
Roger W. Schnobrich

*	Director
Benson Smith

*By David A. Jonas	Dated: December 22, 2005
David A. Jonas
Attorney-in-Fact

ROCHESTER MEDICAL CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other Accounts	Deductions		End of
Description	of Period	Expenses	— Describe	— Describe		Period

Year ended September 30, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$73,445	$29,387	—	$9,283		$93,549
Allowance for inventory obsolescence	100,000	—	—	—		100,000
Allowance for inventory valuation	—	—	—	—		—
Year ended September 30, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$69,948	$18,996	—	$15,499		$73,445
Allowance for inventory obsolescence	100,000	—	—	—		100,000
Allowance for inventory valuation	—	—	—	—		—
Year ended September 30, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$64,629	$6,000	—	$681	(1)	$69,948
Allowance for inventory obsolescence	100,000	—	—	—		100,000
Allowance for inventory valuation	61,439	—	—	61,439	(2)	—

(1)	Uncollectible accounts written off net of recoveries

(2)	Valuation of inventory at lower of cost or market
INDEX TO EXHIBITS

Exhibit
23.1	Consent of McGladrey & Pullen LLP

23.2	Consent of Ernst & Young LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002