Form 10-Q
period 2005-12-31
ROCHESTER MEDICAL CORPORATION
filed 2006-02-14
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31,2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
5,535,280 Common Shares as of February 10, 2006.

Table of Contents
ROCHESTER MEDICAL CORPORATION
Report on Form 10-Q
for quarter ended
December 31, 2005

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
BALANCE SHEETS

	December 31,	September 30,
	2005	2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,999,919	$1,129,876
Marketable securities	5,628,398	5,286,553
Accounts receivable, net	2,870,471	3,204,824
Inventories	3,589,222	3,936,243
Prepaid expenses and other assets	365,842	351,027
Deferred income tax asset	21,000	21,000

Total current assets	14,474,852	13,929,523
Property and equipment:
Land and buildings	6,360,447	6,360,447
Equipment and fixtures	11,890,479	11,783,213

	18,250,926	18,143,660
Less accumulated depreciation	(10,864,902)	(10,582,357)

Total property and equipment	7,386,024	7,561,303
Deferred income tax asset	433,000	433,000
Patents, less accumulated amortization	278,804	285,194

Total assets	$22,572,680	$22,209,020

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$350,157	$283,332
Accrued expenses	671,325	744,256
Deferred revenue	157,143	157,143
Current maturities of debt	34,000	34,000
Current maturities of capital leases	40,348	39,785

Total current liabilities	1,252,973	1,258,516
Long-term liabilities:
Deferred revenue	525,000	564,286
Long-term debt, less current maturities	34,000	34,000
Capital leases, less current maturities	53,729	64,030

Total long-term liabilities	612,729	662,316
Shareholders’ equity:
Common Stock, no par value:
Authorized — 20,000,000
Issued and outstanding shares (5,529,500 – December 31, 2005; 5,523,500 – September 30, 2005)	42,514,067	42,407,912
Accumulated deficit	(21,733,272)	(22,044,650)
Unrealized loss on available-for-sale securities	(73,817)	(75,074)

Total shareholders’ equity	20,706,978	20,228,188

Total liabilities and shareholders’ equity	$22,572,680	$22,209,020

Note — The Balance Sheet at September 30, 2005 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	December 31,
	2005	2004
Net sales	$4,607,200	$3,665,272
Cost of sales	3,005,470	2,267,278

Gross profit	1,601,730	1,397,994

Operating expenses:
Marketing and selling	598,993	570,538
Research and development	173,623	196,730
General and administrative	572,255	537,028

Total operating expenses	1,344,871	1,304,296

Income from operations	256,859	93,698

Other income (expense):
Interest income	57,125	32,031
Interest (expense)	(2,606)	(3,733)

	54,519	28,298

Net income	$311,378	$121,996

Net income per share – basic	$0.06	$0.02
Net income per share – diluted	$0.05	$0.02

Weighted average number of common shares outstanding – basic	5,526,188	5,448,287
Weighted average number of common shares outstanding – diluted	5,752,370	5,683,360
See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 31,
	2005	2004
Operating activities:
Net income	$311,378	$121,996

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	298,691	325,453
Stock based compensation	79,996	—
Changes in assets and liabilities:
Accounts receivable	334,353	251,111
Inventories	347,021	(455,263)
Other current assets	(14,815)	(112,148)
Accounts payable	66,828	(123,503)
Deferred revenue	(39,286)	(39,286)
Other current liabilities	(72,935)	(30,484)

Net cash provided by (used in) operating activities	1,311,231	(62,124)

Investing activities:
Capital expenditures	(107,266)	(187,417)
Patents	(9,755)	(22,889)
Purchases of marketable securities, net	(340,588)	(19,475)

Net cash used in investing activities	(457,609)	(229,781)

Financing activities:
Payments on capital leases	(9,738)	(9,205)
Proceeds from issuance of common stock	26,159	47,837

Net cash provided by financing activities	16,421	38,632

Increase (decrease) in cash and cash equivalents	870,043	(253,273)

Cash and cash equivalents at beginning of period	1,129,876	620,441

Cash and cash equivalents at end of period	$1,999,919	$367,168

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION
Notes to Financial Statements (Unaudited)
December 31, 2005
Note A — Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2005 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.
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

	Three Months Ended
	December 31,	December 31,
	2005	2004
Numerator:
Net income	$311,378	$121,996

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	5,526,188	5,448,287
Effect of dilutive stock options	226,182	235,073

Denominator for diluted net income per share-weighted average shares outstanding	$5,752,370	$5,683,360

Basic net income per share	$0.06	$0.02

Dilute net income per share	$0.05	$0.02

Employee stock options of 264,000 and 429,500 for the first quarter of fiscal years 2006 and 2005, respectively, have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the Company’s common stock.
Note C — Stock Based Compensation
     The Company has three stock option plans under which options have been granted to employees, including officers and directors of the Company, at a price not less than the fair market value of the Company’s common stock at the date the options were granted. Options under the 1991 Stock Option Plan are no longer granted because the 10-year granting period has expired. The granting period for the 2001 Stock Incentive Plan expires in 2011. Under the 1995

Non-Statutory Stock Option Plan, options also may be granted to certain non-employees at a price not less than the fair market value of the Company’s common stock at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of the Board of Directors of the Company that administers the plans. Options granted under the 1991, 1995 and 2001 Plans generally vest over four years from the date of grant.
     Effective October 1, 2005, the Company adopted SFAS 123(R) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the first quarter ended December 31, 2005 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, October 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and (b) compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recorded approximately $80,000 of related stock-based compensation expense for the quarter ended December 31, 2005. This stock based compensation expense reduced both basic and diluted earnings per share by $0.01.
     On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company is in the process of evaluating whether to adopt the provisions of SFAS 123(R)-3.
     As of December 31, 2005, $257,729 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately thirty-five months.
     The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three months ended December 31, 2004:

Net Income:
As reported	$121,996
Deduct: Stock-based employee compensation under the fair value method for all awards	(70,995)

Pro forma	$51,001

Basic net income per share:
As reported	$0.02
Deduct: Stock-based employee compensation under the fair value method for all awards	(0.01)

Pro forma	$0.01

Diluted net income per share:
As reported	$0.02
Deduct: Stock-based employee compensation under the fair value method for all awards	(0.01)

Pro forma	$0.01

Stock Options
     There were no grants of stock options in the first quarter of fiscal 2005 or fiscal 2004. In the prior three fiscal years, there has been one grant in January of each year. We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	2005	2004
Dividend yield	0%	0%
Expected volatility	55%	55%
Risk-free interest rate	3.68%	3.42%
Expected holding period (in years)	6.44	6.63
Weighted-average grant-date fair value	$5.34	$5.35
     The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.
     The following table represents stock option activity for the three months ended December 31, 2005:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	1,023,000	$8.84
Granted	0	—
Exercised	(6,000)	4.36
Canceled	(66,250)	12.61

Outstanding options at end of period	950,750	$8.61	5.01 Yrs.

Outstanding exercisable at end of period	808,250	$8.51	4.41 Yrs.

     Shares available for future stock option grants to employees and directors under existing plans were 81,500 at December 31, 2005. At December 31, 2005, the aggregate intrinsic value of options outstanding was $8,183,726, and the aggregate intrinsic value of options exercisable was $6,876,797. Total intrinsic value of options exercised was $17,943 for the three months ended December 31, 2005.
     The following table summarizes our nonvested stock option activity for the three months ended December 31, 2005:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Nonvested stock options at beginning of period	186,000	$4.73
Vested	(37,250)	2.51
Canceled	(6,250)	5.17

Nonvested stock options at end of period	142,500	$5.27

Note D — Inventories
     Inventories consist of the following:

	December 31,	September 30,
	2005	2005
Raw materials	$1,029,254	$1,076,839
Work-in-process	1,374,049	1,637,694
Finished goods	1,267,261	1,321,710
Reserve for inventory obsolescence	(81,342)	(100,000)

	$3,589,222	$3,936,243

Note E — Income Taxes
     The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized. Prior to fiscal 2005, the Company recorded a full valuation allowance against its deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as the Company had not achieved a sufficient level of sustained profitability. During 2005, management concluded that the Company had attained a sufficient level of sustained profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. Considering projected levels of future income as well as the nature of the net deferred tax assets, management reduced the valuation allowance by $454,000 during 2005. During the three months ended December 31, 2005, the Company further reduced the valuation allowance by approximately $113,000 to reflect management’s estimate of the near term realization of its deferred income tax assets. The reduction in the valuation allowance was completely offset by federal and state income taxes. During the three months ended December 31, 2004, no income tax provision is presented as the Company utilized net operating loss carryforwards to offset taxable income.
Note F — Comprehensive Income
     Comprehensive income includes net income and all other nonowner changes in shareholders’ equity during a period.
     The comprehensive income for the three-month periods ended December 31, 2005 and 2004 consists of the following:

	Three Months Ended
	December 31,
	2005	2004
Net income	$311,378	$121,996
Unrealized gain (loss) on securities held	1,257	(8,189)

Comprehensive income	$312,635	$113,807

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

	Three Months Ended
	December 31,
	2005	2004
Net Sales	100%	100%
Cost of Sales	65%	62%

Gross Margin	35%	38%

Operating Expenses:
Marketing and Selling	13%	16%
Research and Development	4%	5%
General and Administrative	12%	15%

Total Operating Expenses	29%	36%

Income from Operations	6%	2%
Interest Income, Net	1%	1%

Net Income	7%	3%

     The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical® branded sales) and distribution channel (domestic and international markets)(all dollar amounts below are in thousands):

			Fiscal Quarter Ended December 31,
		2005			2004
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$1,253	$1,132	$2,385	$887	$881	$1,768
Advanced products	161	25	186	23	1	24

Total private label sales	$1,414	$1,157	$2,571	$910	$882	$1,792

Branded sales:
Base products	$814	$748	$1,562	$697	$955	$1,652
Advanced products	326	148	474	170	51	221

Total branded sales	$1,140	$896	$2,036	$867	$1,006	$1,873

Total net sales:	$2,554	$2,053	$4,607	$1,777	$1,888	$3,665
Three Month Period Ended December 31, 2005 and December 31, 2004
     Net Sales. Net sales for the first quarter of fiscal 2006 increased 26% to $4,607,000 from $3,665,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increased volume of sales of Rochester Medical® branded products, as well as an increase in private label sales. Domestic sales of branded products increased by 31% for the quarter compared to the same period last year, offset by a 10% decrease in international sales of branded products which the Company believes was primarily due to the timing of certain international orders and shipments. Private label sales increased by 43% for the quarter compared to the same period last year; however, the Company believes the increase was due in part to the timing of quarterly orders. The Company also believes that certain customers may be increasing their inventory of male external catheters due to the uncertainty caused by the announced intention by Mentor Corporation to sell its urology business, further impacting private label sales.
     During the quarter ended September 30, 2003, the Company entered into an agreement granting Hollister Inc. exclusive marketing and distribution rights in certain geographic areas with respect to the Company’s hydrophilic intermittent catheters. Introduction of these products into certain European countries was delayed pending the outcome of the patent infringement action brought by Coloplast against Hollister. In December 2005, the European Patent Office revoked Coloplast’s packaging patent related to hydrophilic intermittent catheters. While the Company expected Hollister to resume introduction of the product in Europe as a result of the decision by the European Patent Office, Hollister has requested certain changes to the distribution agreement between the parties prior to commencing further introduction. The Company has not agreed to any changes to the current agreement, and the two companies are currently in discussions to attempt to resolve the matter. Sales to Hollister have remained relatively unchanged since the commencement of the patent infringement suit by Coloplast, and the Company expects sales of its male external catheters to Hollister to continue at a consistent level at least until calendar year end when the current contract for male external catheters expires. Renewal of the male external catheter contract is also under discussion, but no assurance can be given as to the outcome of discussions between the parties.
     Gross Margin. The Company’s gross margin as a percentage of net sales for the first quarter of fiscal 2006 was 35% compared to 38% for the comparable quarter of last fiscal year. The decrease in gross margin this quarter was primarily due to inefficiencies in manufacturing of newly introduced products such as our intermittent closed systems.
     Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the first quarter of fiscal 2006 increased 5% to $599,000 from $571,000 for the comparable quarter of last fiscal year. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended December 31, 2005 and 2004 were 13% and 16%, respectively. The increase in marketing and selling expense is primarily due to increased compensation expense related to stock options in accordance with the new reporting requirements of SFAS 123(R).
     Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding the Company’s products and development activities. Research and development expense for the first quarter of fiscal 2006 decreased to $174,000 from $197,000 for the comparable quarter of last fiscal year. Research and development expense as a percentage of net sales for the fiscal quarters ended December 31, 2005 and 2004 were 4% and 5%, respectively. The decrease in research and development expense relates primarily to decreased FemSoft clinical costs and new product development costs offset by increased compensation expense related to stock options in accordance with the new reporting requirements of SFAS 123(R).
     General and Administrative. General and administrative expense primarily includes payroll expense relating to the Company’s management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel and accounting advisors. General and administrative expense for the first quarter of fiscal 2006 increased 7% to $572,000 from $537,000 for the comparable quarter of last fiscal year. General and administrative expense as a percentage of net sales for the fiscal quarters ended December 31, 2005 and 2004 were 12% and 15%, respectively. The increase in general and administrative expense is primarily related to increased compensation expense related to stock options in accordance with the new reporting requirements of SFAS 123(R).
     Interest Income. Interest income for the first quarter of fiscal 2006 increased 78% to $57,000 from $32,000 for the comparable quarter of last fiscal year. The increase in interest income reflects an overall higher interest rate on short-term investments and higher principal cash balance.
     Interest Expense. Interest expense for the first quarter of fiscal 2006 decreased 30% to $3,000 from $4,000 for the comparable quarter of last fiscal year. The decrease in interest expense reflects less interest accrued in the first quarter of fiscal 2006 in connection with the debt related to the Company’s purchase of certain equipment and real estate in 2003.
     Income Taxes. The Company had a history of pre-tax losses and until fiscal 2003 had not generated taxable income. While the Company had pre-tax income in fiscal 2003, 2004 and 2005 and the first quarter of fiscal 2006, the

Company has net operating loss carryforwards of approximately $23 million that will offset its taxable income and, therefore, no federal income taxes are due.
     The Company established a deferred tax asset of $454,000 in fiscal 2005, which represents an estimate of the tax benefit to be realized based on projected taxable income over the next three fiscal years with a corresponding reduction in the Company’s reserve for tax loss carryforward. During the three months ended December 31, 2005, the Company further reduced the valuation allowance by approximately $113,000 to reflect management’s estimate of the near term realization of its deferred income tax assets. The Company has established a valuation allowance against the remaining amount of is deferred tax asset.
Liquidity and Capital Resources
     The Company’s cash, cash equivalents and marketable securities were $7.6 million at December 31, 2005 compared to $6.4 million at September 30, 2005. The increase in cash primarily resulted from the net cash provided by operating activities and cash generated by financing activities, offset by capital expenditures and cash used in investing activities.
     During the three-month period ended December 31, 2005, the Company generated $1,311,000 of cash from operating activities compared to a net $62,000 of cash used in operations during the comparable period of the prior fiscal year. Increased net cash from operating activities in fiscal 2006 primarily reflects net income before depreciation and decreases in accounts receivable and inventory, offset by increases in current assets and decreases in current liabilities. Accounts receivable balances during this period decreased 10% or $335,000, primarily as a result of relatively better collections. Inventories decreased 9% or $347,000, primarily as a result of increased sales and an ongoing effort to reduce inventory. Other current assets increased 4% or $15,000 during the recent three-month period, primarily as a result of prepaid insurance premiums. Current liabilities remained relatively flat. In addition, capital expenditures during this period were $107,000 compared to $187,000 for the comparable period of the prior fiscal year.
     During the fiscal quarter ended March 31, 2005, the Company renewed a $1,000,000 revolving line of credit with U.S. Bank National Association. The agreement calls for a variable interest rate that is equal to 1% plus the one-month LIBOR rate. The agreement runs through March 31, 2006. Although there can be no assurance, the Company expects to be able to renew the line of credit on substantially similar terms. As of December 31, 2005, the Company did not have any amounts outstanding under this line of credit.
     In relation to the exclusive distributorship agreement between the Company and Hollister Inc. and the related patent infringement action in the United Kingdom between Coloplast and Hollister, the Company entered into a Common Interest and Defense Agreement with Hollister in September 2004, whereby the Company agreed to share certain legal expenses incurred by Hollister under certain circumstances. In December 2005, Hollister provided invoices for significant legal fees for reimbursement by the Company. The Company does not believe the request for payment for any legal fees is justified within the terms of the agreements between the parties and, accordingly, has not reserved for payment for any portion of such invoices. The parties are in discussions in an attempt to resolve the matter. In the event that any or all of such fees are legally required to be paid by the Company, the payment of such fees could result in significant cash expenditures and expenses.
     The Company believes that its capital resources on hand at December 31, 2005, together with cash generated from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 2005. However, the Company may be required to seek additional funding sources, such as additional borrowings under the Company’s revolving line of credit or equity or debt financings, to fund the Company’s working capital requirements. If the Company decides to seek additional financing, there can be no assurance as to the outcome of such efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing could result in significant cash restraints and financial issues for the Company.

Forward-Looking Statements
     Statements other than historical information contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “predict,” “intend,” “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the uncertainty of market acceptance of new product introductions; the uncertainty of gaining new strategic relationships; the uncertainty of timing of revenues from private label sales (particularly with respect to international customers); FDA and other regulatory review and response times; the securing of Group Purchasing Organization contract participation; the uncertainty of reaching a satisfactory resolution of the current disagreements regarding contract terms and legal fees with the Company’s private label distributor for its hydrophilic intermittent catheters and any resulting effect on sales or liquidity; the uncertainty of the marketplace effects resulting from the potential Mentor Urology transaction; and other risk factors listed from time to time in the Company’s SEC reports, including, without limitation, the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K (Part II, Item 6) for the year ended September 30, 2005.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company does not believe its operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.
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
     On November 28, 2005, the Company commenced an arbitration proceeding against Mentor Corporation to prevent Mentor from breaching its agreements with the Company. The Company requested the arbitration panel to enjoin Mentor from assigning its rights under the 1991 MEC License and Sales Distribution Agreement (the “MEC Agreement”) and the 2001 Supply Agreement in violation of those agreements and from misappropriating and wrongfully disclosing the Company’s confidential information and proprietary trade secrets licensed to Mentor under the MEC Agreement. On February 2, 2006, the Company and Mentor entered into an interim mediated settlement agreement which provided that the parties agreed to standstill on further motions or actions in the pending arbitration until 14 days after Mentor notifies the Company or publicly discloses the name of a proposed buyer of its urology business. The agreement further provides that during such 14-day period, Mentor, the Company and the proposed buyer will engage in good faith face-to-face negotiations in an effort to enter into a definitive supply or other agreement between the Company and the proposed buyer’s requirements of non-latex male external catheters or other related business. The Company cannot now estimate the prospects for a favorable outcome.
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

ROCHESTER MEDICAL CORPORATION

Date: February 14, 2006	By:	/s/ Anthony J. Conway

Anthony J. Conway
President and Chief Executive Officer

Date: February 14, 2006	By:	/s/ David A. Jonas

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