Form 10-Q
period 2006-03-31
ROCHESTER MEDICAL CORPORATION
filed 2006-05-15
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
       (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
       OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to
Commission File Number: 0-18933
ROCHESTER MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA State or other jurisdiction of incorporation or organization)	41-1613227 (I.R.S. Employer Identification No.)

ONE ROCHESTER MEDICAL DRIVE, STEWARTVILLE, MN (Address of principal executive offices)	55976 (Zip Code)
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
5,536,780 Common Shares as of April 28, 2006.

ROCHESTER MEDICAL CORPORATION
Report on Form 10-Q
for quarter ended
March 31, 2006

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
BALANCE SHEETS

	March 31,	September 30,
	2006	2005
Assets:	(unaudited)
Current assets:
Cash and cash equivalents	$7,915,537	$1,129,876
Marketable securities	174,937	5,286,553
Accounts receivable, net	3,101,001	3,204,824
Inventories	3,474,099	3,936,243
Prepaid expenses and other assets	444,320	351,027
Deferred income tax asset	21,000	21,000

Total current assets	15,130,894	13,929,523
Property and equipment:
Land and buildings	6,360,448	6,360,447
Equipment and fixtures	11,970,036	11,783,213

	18,330,484	18,143,660
Less accumulated depreciation	(11,147,448)	(10,582,357)

Total property and equipment	7,183,036	7,561,303
Deferred income tax asset	433,000	433,000
Patents, less accumulated amortization	274,468	285,194

Total assets	$23,021,398	$22,209,020

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$742,301	$283,332
Accrued expenses	554,642	744,256
Deferred revenue	157,143	157,143
Current maturities of debt	34,000	34,000
Current maturities of capital leases	40,918	39,785

Total current liabilities	1,529,004	1,258,516
Long-term liabilities:
Deferred revenue	485,715	564,286
Long-term debt, less current maturities	34,000	34,000
Capital leases, less current maturities	43,283	64,030

Total long-term liabilities	562,998	662,316
Shareholders’ equity:
Common Stock, no par value:
Authorized — 20,000,000 Issued and outstanding shares (5,535,280 — March 31, 2006; 5,523,500 — September 30, 2005)	42,907,327	42,407,912
Accumulated deficit	(21,977,591)	(22,044,650)
Unrealized loss on available-for-sale securities	(340)	(75,074)

Total shareholders’ equity	20,929,396	20,288,188

Total liabilities and shareholders’ equity	$23,021,398	$22,209,020

Note — The Balance Sheet at September 30, 2005 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net sales	$4,874,079	$4,147,173	$9,481,279	$7,812,445
Cost of sales	3,314,823	2,633,061	6,320,293	4,900,339

Gross profit	1,559,256	1,514,112	3,160,986	2,912,106

Operating expenses:
Marketing and selling	576,374	566,452	1,175,367	1,136,990
Research and development	186,974	181,309	360,597	378,039
General and administrative	994,546	652,896	1,566,800	1,189,924

Total operating expenses	1,757,894	1,400,657	3,102,764	2,704,953

Income (loss) from operations	(198,638)	113,455	58,222	207,153
Other income (expense):
(Loss) on sale of investments	(103,532)	—	(103,532)	—
Interest income	60,322	32,160	117,447	64,190
Interest (expense)	(2,471)	(4,402)	(5,075)	(8,134)

	(45,681)	27,758	8,840	56,056

Net income (loss)	$(244,319)	$141,213	$67,062	$263,209

Net income (loss) per share — basic	$(0.04)	$0.03	0.01	$0.05
Net income (loss) per share — diluted	$(0.04)	$0.02	$0.01	$0.05

Weighted average number of common shares outstanding — basic	5,533,739	5,457,777	5,529,922	5,452,980
Weighted average number of common shares outstanding — diluted	5,533,739	5,768,546	5,782,113	5,721,881
See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 31,
	2006	2005
Operating activities:
Net income	$67,062	$263,209

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	597,381	658,003
Stock based compensation	416,253	—
Changes in assets and liabilities:
Accounts receivable	103,823	(425,058)
Inventories	462,144	(352,667)
Other current assets	(93,293)	(276,550)
Accounts payable	458,969	9,628
Deferred revenue	(78,571)	(78,572)
Other current liabilities	(189,617)	17,999

Net cash provided by (used in) operating activities	$1,744,151	$(184,008)

Investing activities:
Capital expenditures	(186,824)	(236,090)
Patents	(21,564)	(58,926)
Proceeds from sales of marketable securities, net	5,186,350	33,535

Net cash provided by (used in) investing activities	$4,977,962	$(261,481)

Financing activities:
Payments on capital leases	(19,614)	(18,540)
Proceeds from issuance of common stock	83,162	124,434

Net cash provided by financing activities	$63,548	$105,894

Increase (decrease) in cash and cash equivalents	6,785,661	(339,595)

Cash and cash equivalents at beginning of period	1,129,876	620,441

Cash and cash equivalents at end of period	$7,915,537	$280,846

See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION
Notes to Financial Statements (Unaudited)
March 31, 2006
Note A — Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2005 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.
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

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$(244,319)	$141,213	$67,062	$263,209

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	5,533,739	5,457,777	5,529,922	5,452,980
Effect of dilutive stock options	0	310,769	252,191	268,901

Denominator for diluted net income per share- weighted average shares outstanding	$5,533,739	$5,768,546	$5,782,113	$5,721,881

Basic net income (loss) per share	$(0.04)	$0.03	$0.01	$0.05

Dilute net income (loss) per share	$(0.04)	$0.02	$0.01	$0.05

Employee stock options of 281,000 for the second quarter of fiscal year 2005, and 283,000 and 336,000 for the six months ended March 31, 2006 and 2005, respectively, have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the Company’s common stock. Due to the net loss in the second quarter ended March 31, 2006, diluted shares were the same as basic shares since the effect of the options would have been anti-dilutive.
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
     Effective October 1, 2005, the Company adopted SFAS 123(R) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the quarter and six months ended March 31, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, October 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and (b) compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recorded approximately $336,000 and $416,000 of related stock-based compensation expense for the quarter and six months ended March 31, 2006. This stock based compensation expense reduced both basic and diluted earnings per share by $0.06 and $0.07 for the three and six months ended March 31, 2006.
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
     As of March 31, 2006, $526,194 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately thirty-five months.
     The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three months and six months ended March 31, 2005:

	Three Months Ended	Six Months Ended
	March 31, 2005	March 31, 2005
Net (loss) income:
As reported	$141,213	$263,209
Deduct: Stock-based employee compensation under the fair value method for all awards	(203,903)	(274,898)

Pro forma	$(62,690)	$(11,689)

Basic net income (loss) per share:
As reported	$0.03	$0.05
Deduct: Stock-based employee compensation under the fair value method for all awards	(0.04)	(0.05)

Pro forma	$(0.01)	$0.00

	Three Months Ended	Six Months Ended
	March 31, 2005	March 31, 2005
Diluted net income (loss) per share:
As reported	$0.02	$0.05
Deduct: Stock-based employee compensation under the fair value method for all awards	(0.03)	(0.05)

Pro forma	$(0.01)	$0.00

Stock Options
     In the second quarter of fiscal 2006 and 2005, 95,000 and 105,000 shares were granted respectively. The Black-Scholes option pricing model was used to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	2006	2005
Dividend yield	0%	0%
Expected volatility	54%	55%
Risk-free interest rate	4.25%	3.68%
Expected holding period (in years)	6.69	6.44
Weighted-average grant-date fair value	$6.61	$5.34
     The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.
     The following table represents stock option activity for the three months ended March 31, 2006:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	950,750	$8.61
Granted	95,000	11.40
Exercised	(5,780)	9.86
Canceled	(23,970)	14.99

Outstanding options at end of period	1,016,000	$8.71	5.38 Yrs.

Outstanding exercisable at end of period	862,000	$8.48	4.77 Yrs.

     The following table represents stock option activity for the six months ended March 31, 2006:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	1,023,000	$8.84
Granted	95,000	11.40
Exercised	(11,780)	7.06
Canceled	(90,220)	13.24

Outstanding options at end of period	1,016,000	$8.71	5.38 Yrs.

Outstanding exercisable at end of period	862,000	$8.48	4.77 Yrs.

     Shares available for future stock option grants to employees and directors under existing plans were 442,500 at March 31, 2006. At March 31, 2006, the aggregate intrinsic value of options outstanding was $4,103,587, and the aggregate intrinsic value of options exercisable was $3,680,140. Total intrinsic value of options exercised was $6,693 for the three months ended March 31, 2006.

     The following table summarizes our nonvested stock option activity for the three months ended March 31, 2006:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Nonvested stock options at beginning of period	142,500	$5.27
Granted	95,000	6.61
Vested	(85,500)	5.75
Canceled	—	—

Nonvested stock options at end of period	154,000	$5.76

Note D — Inventories
     Inventories consist of the following:

	March 31,	September 30,
	2006	2005
Raw materials	$1,092,344	$1,076,839
Work-in-process	1,522,988	1,637,694
Finished goods	940,109	1,321,710
Reserve for inventory obsolescence	(81,342)	(100,000)

	$3,474,099	$3,936,243

Note E — Income Taxes
     The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized. Prior to fiscal 2005, the Company recorded a full valuation allowance against its deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as the Company had not achieved a sufficient level of sustained profitability. During 2005, management concluded that the Company had attained a sufficient level of sustained profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. Considering projected levels of future income as well as the nature of the net deferred tax assets, management reduced the valuation allowance by $454,000 during 2005. The reduction in the valuation allowance was completely offset by federal and state income taxes. During the six months ended March 31, 2006, no income tax provision is presented as the Company utilized net operating loss carryforwards to offset taxable income.
Note F — Comprehensive Income
     Comprehensive income includes net income and all other nonowner changes in shareholders’ equity during a period.
     The comprehensive income for the three-month and six-month periods ended March 31, 2006 and 2005 consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income (loss)	$(244,319)	$141,213	$67,062	$263,209
Unrealized gain (loss) on securities held	1,011	(18,898)	1,746	(27,087)

Comprehensive income (loss)	$(243,308)	$122,315	$68,808	$236,122

Note G — Contemplated Acquisitions of Assets from Mentor and Coloplast
     On April 3, 2006, the Company announced it had reached agreements in principle with Coloplast A/S (“Coloplast”) and with Mentor Corporation (“Mentor”) in connection with Mentor’s potential sale of its urology product line to Coloplast that was announced on March 27, 2006. First, the Company has agreed in principle to acquire certain assets of Coloplast and Mentor related to sales of Male External Catheters (“MECs”) in the United Kingdom. These assets will include the right to sell in the UK the Clear Advantage®, Freedom®, Freedom Plus®, and Transfix® brands of MECs. They also include Mentor Medical Limited’s UK Dispensing Appliance Contractor License and its sales offices and warehouse facility in Lancing, England. At the conclusion of this acquisition the facility will house Rochester Medical UK, LTD, a newly formed subsidiary which will market and sell the MECs as well as all of the Company’s current product lines of MECs, Intermittent Catheters, and Foley Catheters. Under the agreement in principle, Rochester Medical will pay $16 million for the acquired assets, of which $10 million will be payable at closing and $6 million will be payable in installments over 3 years. Second, the Company also announced that Coloplast and the Company have agreed in principle to enter into a Global Supply Agreement under which the Company will supply silicone MECs to Coloplast, which will be sold under Coloplast’s brands worldwide excepting the UK. The Global Supply Agreement will specify annual minimum purchases of silicone MECs by Coloplast. Coloplast will also supply the Company with its requirement of latex MECs which the Company will sell in the UK under its newly acquired Freedom® and Freedom Plus® brands. Third, the Company entered into a binding Memorandum of Understanding (the “MOU”) with Mentor relating to the acquisition of certain assets owned and used by Mentor in its silicone MEC business. The MOU includes the agreement of the Company to pay $750,000 for certain equipment and other tangible assets in Mentor’s facility in Anoka, Minnesota, as well as certain inventory, work-in-progress and raw materials for the production of silicone MECs for approximately $1 million, and the Company will lease the Anoka facility from Mentor for a minimum of six months following the closing of the transactions. Upon the closing of the transactions, the existing Supply Agreement and MEC Agreement (including, but not limited to the Patent License and Technology License thereunder) between the Company and Mentor will be terminated. All of the transactions described above are subject to certain conditions, including the completion of definitive documents and the sale by Mentor of its urology business to Coloplast.
Note H — Contemplated Bank Line of Credit
     In conjunction with the financing of the proposed transaction between the Company, Mentor and Coloplast, the Company has received a commitment letter from U.S. Bank National Association for an extension of credit of up to $7,000,000. The proposed financing consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to U.S. Bank’s cost of funds plus 1.60% as of the date of the loan, and a revolving line of credit of up to $2,000,000, maturing annually beginning March 31, 2007, with interest payable monthly at a floating rate based on LIBOR plus 1.60%. The bank’s commitment is subject to the negotiation and execution of definitive credit, security and related loan documents.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net Sales	100%	100%	100%	100%
Cost of Sales	68%	63%	67%	63%

Gross Margin	32%	37%	33%	37%

Operating Expenses:
Marketing and Selling	12%	14%	12%	15%
Research and Development	4%	4%	4%	5%
General and Administrative	20%	16%	17%	15%

Total Operating Expenses	36%	34%	33%	35%

Income from Operations	(4)%	3%	1%	2%
Interest Income (Expense), Net	(1)%	1%	0%	1%

Net Income (Loss)	(5)%	4%	1%	3%

     The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical® branded sales) and distribution channel (domestic and international markets)(all dollar amounts below are in thousands):

	Fiscal Quarter Ended March 31,
	2006			2005
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$1,536	$1,163	$2,699	$1,370	$929	$2,299
Advanced products	191	25	216	34	50	84

Total private label sales	$1,727	$1,188	$2,915	$1,404	$979	$2,383

Branded sales:
Base products	$861	$707	$1,568	$837	$612	$1,449
Advanced products	343	48	391	189	126	315

Total branded sales	$1,204	$755	$1,959	$1,026	$738	$1,764

Total net sales:	$2,931	$1,943	$4,874	$2,430	$1,717	$4,147

	Fiscal Year to Date Ended March 31
	2006			2005
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$2,789	$2,295	$5,084	$2,257	$1,810	$4,067
Advanced products	352	50	402	57	51	108

Total private label sales	$3,141	$2,345	$5,486	$2,314	$1,861	$4,175

Branded sales:
Base products	$1,675	$1,455	$3,130	$1,555	$1,546	$3,101
Advanced products	669	196	865	359	177	536

Total branded sales	$2,344	$1,651	$3,995	$1,914	$1,723	$3,637

Total net sales:	$5,485	$3,996	$9,481	$4,228	$3,584	$7,812

Three Month and Six Month Periods Ended March 31, 2006 and March 31, 2005
     Net Sales. Net sales for the second quarter of fiscal 2006 increased 18% to $4,874,000 from $4,147,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increased volume of sales of Rochester Medical® branded products and private label sales. Domestic sales of branded products increased by 17% for the quarter compared to the same period last year. The Company’s international branded sales increased 2% compared to the same period last year. Total branded sales results met management’s expectations. Private label sales increased 22% for the quarter compared to the same period last year; however, the Company believes the increase was due in part to the timing of quarterly orders. The Company also believes that certain customers may be increasing their inventory of male external catheters due to the uncertainty caused by the announced intention by Mentor Corporation to sell its urology business, further impacting private label sales.
     Net sales for the six months ended March 31, 2006 increased 21% to $9,481,000 from $7,812,000 for the comparable six-month period of last fiscal year. The six-month sales increase primarily resulted from an increased volume of sales of Rochester Medical® branded products and private label sales of base products.
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
     Gross Margin. The Company’s gross margin as a percentage of net sales for the second quarter of fiscal 2006 was 32% compared to 37% for the comparable quarter of last fiscal year. The decrease in gross margin this quarter was primarily due to inefficiencies in manufacturing of newly introduced products such as our intermittent closed systems.
     Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the second quarter of fiscal 2006 increased 2% to $576,000 from $566,000 for the comparable quarter of last fiscal year. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended March 31, 2006 and 2005 were 12% and 14%, respectively. The increase in marketing and selling expense is primarily due to increased compensation expense of $30,000 related to stock options in accordance with the new reporting requirements of SFAS 123(R).
     Marketing and selling expense for the six months ended March 31, 2006 increased 3% to $1,175,000 from $1,137,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.
     Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding the Company’s products and development activities. Research and development expense for the second quarter of fiscal 2006 increased to $187,000 from $181,000 for the comparable quarter of last fiscal year. Research and development expense as a percentage of net sales for the fiscal quarters ended March 31, 2006 and 2005 were 4% and 4%, respectively. The increase in research and development expense relates primarily to increased compensation expense of $13,000 related to stock options in accordance with the new reporting requirements of SFAS 123(R).
     Research and development expense for the six months ended March 31, 2006 decreased 5% to $361,000 from $378,000 for the comparable six-month period of last fiscal year. The decrease in research and development expense is primarily due to decreased FemSoft clinical costs and new product development costs.
     General and Administrative. General and administrative expense primarily includes payroll expense relating to the Company’s management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel and accounting advisors. General and administrative expense for the second quarter of fiscal 2006 increased 52% to $995,000 from $653,000 for the comparable quarter of last fiscal year. General and administrative expense as a percentage of net sales for the fiscal quarters ended March 31, 2006 and 2005 were 20% and 16%, respectively. The increase in general and administrative expense is primarily related to increased compensation expense of $293,000 related to stock options in accordance with the new reporting requirements of SFAS 123(R) and $30,000 of increased auditing costs.
     General and administrative expense for the six months ended March 31, 2006 increased 32% to $1,567,000 from $1,190,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.
     Interest Income. Interest income for the second quarter of fiscal 2006 increased 88% to $60,000 from $32,000 for the comparable quarter of last fiscal year. The increase in interest income reflects significantly higher cash positions and an overall higher interest rate on investments.
     Interest income for the six months ended March 31, 2006 increased 83% to $117,000 from $64,000 for the comparable six-month period of last fiscal year. The increase reflects significantly higher cash positions and an overall higher interest rate on investments as discussed above.
     Interest Expense. Interest expense for the second quarter of fiscal 2006 decreased 50% to $2,000 from $4,000 for the comparable quarter of last fiscal year. The decrease in interest expense in the second quarter of fiscal 2006 reflects reductions in the debt related to the Company’s purchase of certain equipment and real estate in 2003.
     Interest expense for the six months ended March 31, 2006 decreased 60% to $5,000 from $8,000 for the comparable six-month period of last fiscal year. The decrease reflects less interest accrued in the six-month period ended March 31, 2006 for the reasons discussed above.
     Income Taxes. The Company had a history of pre-tax losses and until fiscal 2003 had not generated taxable income. While the Company had pre-tax income in fiscal 2003, 2004 and 2005 and the first quarter of fiscal 2006, the Company has net operating loss carryforwards of approximately $23 million that will offset its taxable income and, therefore, no federal income taxes are due.

     The Company established a deferred tax asset of $454,000 in fiscal 2005, which represents an estimate of the tax benefit to be realized based on projected taxable income over the next three fiscal years with a corresponding reduction in the Company’s reserve for tax loss carryforward. During the six months ended March 31, 2006, the Company further reduced the valuation allowance by approximately $24,000 which reflects management’s estimate of the near term realization of its deferred income tax assets due to the Company having taxable income. The deferred tax asset balance remains unchanged from that established during fiscal 2005 as the Company has established a valuation allowance against the remaining amount of is deferred tax asset.
Liquidity and Capital Resources
     The Company’s cash, cash equivalents and marketable securities were $8.1 million at March 31, 2006 compared to $6.4 million at September 30, 2005. The increase in cash primarily resulted from the net cash provided by operating activities and cash generated by financing activities, offset by capital expenditures and cash used in investing activities. During the quarter ended March 31, 2006, $6.8 million of marketable securities were converted into cash in anticipation of using such funds as partial financing for the contemplated transactions with Coloplast A/S and Mentor Corporation described below.
     During the six-month period ended March 31, 2006, the Company generated $1,744,000 of cash from operating activities compared to $184,000 of cash used in operations during the comparable period of the prior fiscal year. Increased net cash from operating activities in fiscal 2006 primarily reflects net income before depreciation and decreases in accounts receivable and inventory and increases in accounts payable, offset by decreases in current assets and decreases in current liabilities. Accounts receivable balances during this period decreased 3% or $104,000, primarily as a result of relatively better collections. Inventories decreased 12% or $462,000, as the Company reduced its finished goods inventory. Other current assets increased 26% or $93,000 during the recent six-month period, primarily as a result of prepaid insurance premiums. Current liabilities increased 21% or $270,000 during the recent three-month period, primarily reflecting the timing of payments related to accounts payable. In addition, capital expenditures during this period were $186,000 compared to $236,000 for the comparable period of the prior fiscal year.
     On April 3, 2006, the Company announced it had reached agreements in principle with Coloplast A/S (“Coloplast”) and with Mentor Corporation (“Mentor”) in connection with Mentor’s potential sale of its urology product line to Coloplast that was announced on March 27, 2006. First, the Company has agreed in principle to acquire certain assets of Coloplast and Mentor related to sales of Male External Catheters (“MECs”) in the United Kingdom. These assets will include the right to sell in the UK the Clear Advantage®, Freedom®, Freedom Plus®, and Transfix® brands of MECs. They also include Mentor Medical Limited’s UK Dispensing Appliance Contractor License and its sales offices and warehouse facility in Lancing, England. At the conclusion of this acquisition the facility will house Rochester Medical UK, LTD, a newly formed subsidiary which will market and sell the MECs as well as all of the Company’s current product lines of MECs, Intermittent Catheters, and Foley Catheters. Under the agreement in principle, Rochester Medical will pay $16 million for the acquired assets, of which $10 million will be payable at closing and $6 million will be payable in installments over 3 years. Second, the Company also announced that Coloplast and the Company have agreed in principle to enter into a Global Supply Agreement under which the Company will supply silicone MECs to Coloplast, which will be sold under Coloplast’s brands worldwide excepting the UK. The Global Supply Agreement will specify annual minimum purchases of silicone MECs by Coloplast. Coloplast will also supply the Company with its requirement of latex MECs which the Company will sell in the UK under its newly acquired Freedom® and Freedom Plus® brands. Third, the Company entered into a binding Memorandum of Understanding (the “MOU”) with Mentor relating to the acquisition of certain assets owned and used by Mentor in its silicone MEC business. The MOU includes the agreement of the Company to pay $750,000 for certain equipment and other tangible assets in Mentor’s facility in Anoka, Minnesota, as well as certain inventory, work-in-progress and raw materials for the production of silicone MECs for approximately $1 million, and the Company will lease the Anoka facility from Mentor for a minimum of six months following the closing of the transactions. Upon the closing of the transactions, the existing Supply Agreement and MEC Agreement (including, but not limited to the Patent License and Technology License thereunder) between the Company and Mentor will be terminated. All of the transactions described above are subject to certain conditions, including the completion of definitive documents and the sale by Mentor of its urology business to Coloplast.
     During the fiscal quarter ended March 31, 2005, the Company renewed a $1,000,000 revolving line of credit with U.S. Bank National Association. The agreement called for a variable interest rate equal to 1% plus the one-month LIBOR rate. As of March 31, 2006, the Company did not have any amounts outstanding under this line of credit, which expired on March 31, 2006. In conjunction with the financing of the proposed transaction between the Company, Mentor and Coloplast, the Company has received a commitment letter from U.S. Bank National Association for an extension of credit of up to $7,000,000. The proposed financing consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to U.S. Bank’s cost of funds plus 1.60% as of the date of the loan, and a revolving line of credit of up to $2,000,000, maturing annually beginning March 31, 2007, with interest payable monthly at a floating rate based on LIBOR plus 1.60%. The bank’s commitment is subject to the negotiation and execution of definitive credit, security and related loan documents.
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
     The Company believes that its capital resources on hand at March 31, 2006, together with cash generated from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K (Part II, Item 6) for the fiscal year ended September 30, 2005. However, the Company may be required to seek additional funding sources, such as equity or debt financings, to fund the Company’s working capital requirements. If the Company decides to seek additional financing, there can be no assurance as to the outcome of such efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing could result in significant cash restraints and financial issues for the Company.
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
     On November 28, 2005, the Company commenced an arbitration proceeding against Mentor Corporation to prevent Mentor from breaching its agreements with the Company. The Company requested the arbitration panel to enjoin Mentor from assigning its rights under the 1991 MEC License and Sales Distribution Agreement (the “MEC Agreement”) and the 2001 Supply Agreement in violation of those agreements and from misappropriating and wrongfully disclosing the Company’s confidential information and proprietary trade secrets licensed to Mentor under the MEC Agreement. On February 2, 2006, the Company and Mentor entered into an interim mediated settlement agreement which provided that the parties agreed to standstill on further motions or actions in the pending arbitration until 14 days after Mentor notifies the Company or publicly discloses the name of a proposed buyer of its urology business. The agreement further provided that during such 14-day period, Mentor, the Company and the proposed buyer will engage in good faith face-to-face negotiations in an effort to enter into a definitive supply or other agreement between the Company and the proposed buyer’s requirements of non-latex male external catheters or other related business.
     On April 2, 2006, the Company entered into a binding Memorandum of Understanding (the “MOU”) with Mentor relating to the acquisition of certain assets owned and used by Mentor in its Silicone Male External Catheter (“SMEC”) business. The MOU includes the agreement of the Company to pay $750,000 for certain equipment and other tangible assets in Mentor’s facility in Anoka, Minnesota, as well as certain inventory, work-in-progress and raw materials for the production of SMECs for approximately $1 million, and the Company will lease the Anoka facility from Mentor for a minimum of six months following the closing of the transactions. In connection with the asset acquisition, the Company will also obtain all of right, title and interest in certain registered trademarks used for SMECS in the United Kingdom and any other intellectual property (other than patents and trademarks) exclusively related to SMECs currently produced by Mentor or the production thereof, and will license, or Coloplast A/S will license (in each case on a non-exclusive basis) to the Company any other intellectual property (other than patents and trademarks) to the extent related to SMECs currently produced by Mentor or the production thereof. The Company will receive from Coloplast a non-exclusive non-sublicensable license to certain patents and will receive from Coloplast (on terms reasonably satisfactory to Coloplast and the Company) an exclusive license to certain United Kingdom trademarks for the sale of SMECs in the United Kingdom. Upon the closing of the transactions, the existing Supply Agreement and MEC Agreement (including, but not limited to the Patent License and Technology License thereunder) between the Company and Mentor will be terminated.
     The transactions contemplated by the MOU are subject to certain conditions, including (i) the sale by Mentor of its Urology Business to Coloplast pursuant to the binding offer made by Coloplast on March 27, 2006, (ii) the sale by Mentor to Coloplast of Mentor Medical Limited (“MML”) and the agreement by Coloplast to sell the SMEC related assets of MML to the Company, (iii) the execution of a supply agreement between the Company and Coloplast, and (iv) the execution of a cross-license between the Company and Coloplast.
     The existing arbitration between the Company and Mentor will be stayed pending the satisfaction of the conditions to closing of the transactions. Upon satisfaction of the conditions to closing, each party will execute a mutual settlement and release.

Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of the Company’s shareholders was held on January 26, 2006. At the meeting, shareholders voted on the reelection of five directors for terms expiring at the Annual Meeting of the Company in 2007. Each of the directors was reelected by a vote as follows:
•	Anthony J. Conway received 5,012,251 votes “For” and 256,387 votes were “Withheld.”

•	Darnell L. Boehm received 5,066,751 votes “For” and 201,887 votes were “Withheld.”

•	Peter R. Conway received 5,072,886 votes “For” and 195,752 votes were “Withheld.”

•	Roger W. Schnobrich received 5,066,751 votes “For” and 201,887 votes were “Withheld.”

•	Benson Smith received 4,973,951 votes “For” and 294,687 votes were “Withheld.”
     At the meeting, shareholders approved an amendment to the Company’s 2001 Stock Incentive Plan to increase the number of shares authorized for issuance under such plan by a vote as follows: 2,612,131 votes “For,” 397,894 votes “Against” and 60,085 votes “Abstained,” and 2,198,528 “Broker Non-Votes.”
Item 6. Exhibits

10.1	2001 Stock Incentive Plan (as amended January 26, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION
Date: May 15, 2006	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit

10.1	2001 Stock Incentive Plan (as amended January 26, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002