Form 10-Q
period 2006-06-30
ROCHESTER MEDICAL CORPORATION
filed 2006-08-14
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
     OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to
Commission File Number: 0-18933
ROCHESTER MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA State or other jurisdiction of incorporation or organization)	41-1613227 (I.R.S. Employer Identification No.)

ONE ROCHESTER MEDICAL DRIVE, STEWARTVILLE, MN (Address of principal executive offices)	55976 (Zip Code)
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
5,537,280 Common Shares as of July 28, 2006.

ROCHESTER MEDICAL CORPORATION
Report on Form 10-Q
for quarter ended
June 30, 2006

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets — June 30, 2006 and September 30, 2005	1

Consolidated Statements of Operations — Three months ended June 30, 2006 and 2005; nine months ended June 30, 2006 and 2005	2

Consolidated Statements of Cash Flows — Nine months ended June 30, 2006 and 2005	3

Notes to Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 6. Exhibits	17
Agreement
Private Label Distribution Agreement
Distribution Agreement
Asset Purchase Agreement
Term Loan Agreement
Revolving Credit Agreement
First Amendment to Term Loan Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2006	2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,129,523	$1,129,876
Marketable securities	—	5,286,553
Accounts receivable, net	4,080,435	3,204,824
Inventories	4,208,982	3,936,243
Prepaid expenses and other assets	335,417	351,027
Deferred income tax asset	40,308	21,000

Total current assets	10,794,665	13,929,523
Property and equipment:
Land and buildings	7,579,056	6,360,447
Equipment and fixtures	12,813,308	11,783,213

	20,392,362	18,143,660
Less accumulated depreciation	(11,429,991)	(10,582,357)

Total property and equipment	8,962,371	7,561,303
Deferred income tax asset	1,190,689	433,000
Intangible assets, net	13,264,142	285,194

Total assets	$34,211,867	$22,209,020

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$926,995	$283,332
Accrued expenses	1,099,492	744,256
Deferred revenue	157,143	157,143
Current maturities of debt	1,665,362	34,000
Current maturities of capital leases	41,497	39,785
Income tax payable	18,055	—

Total current liabilities	3,908,544	1,258,516
Long-term liabilities:
Deferred revenue	446,429	564,286
Long-term debt, less current maturities	7,806,738	34,000
Capital leases, less current maturities	32,689	64,030

Total long-term liabilities	8,285,856	662,316
Shareholders’ equity:
Common Stock, no par value:
Authorized — 20,000,000
Issued and outstanding shares (5,537,280 — June 30, 2006; 5,523,500 — September 30, 2005)	43,004,037	42,407,912
Accumulated deficit	(20,992,099)	(22,044,650)
Accumulated other comprehensive income	5,529	(75,074)

Total shareholders’ equity	22,017,467	20,288,188

Total liabilities and shareholders’ equity	$34,211,867	$22,209,020

Note — The Balance Sheet at September 30, 2005 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$5,358,076	$3,815,463	$14,839,355	$11,627,908
Cost of sales	3,361,907	2,512,473	9,682,200	7,412,813

Gross profit	1,996,169	1,302,990	5,157,155	4,215,095

Operating expenses:
Marketing and selling	786,583	616,209	1,961,950	1,753,199
Research and development	209,060	186,055	569,657	564,094
General and administrative	788,584	469,254	2,355,384	1,659,179

Total operating expenses	1,784,227	1,271,518	4,887,001	3,976,472

Income from operations	211,942	31,472	270,164	238,623

Other income (expense):
(Loss) on sale of investments	—	—	(103,532)	—
Interest income	70,933	32,787	188,379	96,977
Interest expense	(56,377)	(4,193)	(61,451)	(12,328)

Net income before income taxes	226,498	60,066	293,560	323,272

Income tax benefit/(expense) — Net	758,991	—	758,991	—

Net income	$985,489	$60,066	$1,052,551	$323,272

Net income per share — basic	$0.18	$0.01	$0.19	$0.06
Net income per share — diluted	$0.17	$0.01	$0.18	$0.06

Weighted average number of common shares outstanding — basic	5,536,494	5,470,060	5,532,112	5,458,673
Weighted average number of common shares outstanding — diluted	5,918,855	5,770,867	5,826,292	5,737,994
See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 30,
	2006	2005
Operating activities:
Net income	$1,052,551	$323,273

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	926,071	960,408
Stock based compensation	504,125	—
Deferred income tax	(776,997)	—
Changes in assets and liabilities, net of acquisition of assets:
Accounts receivable	(875,611)	(270,408)
Inventories	766,125	(478,129)
Other current assets	15,610	(42,993)
Accounts payable	661,718	(143,809)
Deferred revenue	(117,857)	(117,857)
Other current liabilities	355,236	(2,863)

Net cash provided by operating activities	$2,510,971	$227,623

Investing activities:
Capital expenditures	(355,614)	(260,172)
Business acquisition	(11,556,656)	—
Patents	(28,579)	(74,843)
Sales (purchases) of marketable securities, net	5,361,625	(604)

Net cash provided by investing activities	$(6,579,224)	$(335,619)

Financing activities:
Increase (decrease) in long-term financing	5,000,000	(34,000)
Payments on capital leases	(29,629)	(28,009)
Proceeds from issuance of common stock	92,000	141,388
Foreign currency translation adjustment	5,529	—

Net cash provided by financing activities	$5,067,900	$79,378

Increase (decrease) in cash and cash equivalents	999,647	(28,617)

Cash and cash equivalents at beginning of period	1,129,876	620,441

Cash and cash equivalents at end of period	$2,129,523	$591,824

Supplemental disclosure of non-cash financing activities:
Debt used to finance asset acquisition	$4,404,099	$—
See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION
Notes to Financial Statements (Unaudited)
June 30, 2006
Note A — Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2005 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.
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

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Numerator:
Net income	$985,489	$60,066	$1,052,551	$323,272

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	5,536,494	5,470,060	5,532,112	5,458,673
Effect of dilutive stock options	382,361	300,807	294,180	279,321

Denominator for diluted net income per share-weighted average shares outstanding	5,918,855	5,770,867	5,826,292	5,737,994

Basic net income per share	$0.18	$0.01	$0.19	$0.06

Dilute net income per share	$0.17	$0.01	$0.18	$0.06

Employee stock options of 143,000 and 281,000 for the third quarter of fiscal years 2006 and 2005, and 191,000 and 336,000 for the nine months ended June 30, 2006 and 2005, respectively, have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the Company’s common stock.
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
     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the quarter and nine months ended June 30, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, October 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and (b) compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recorded approximately $88,000 and $504,000 of related stock-based compensation expense for the quarter and nine months ended June 30, 2006. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 and $0.09 for the three and nine months ended June 30, 2006.
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
     As of June 30, 2006, $517,573 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately fourteen months.
     The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three months and nine months ended June 30, 2005:

		Nine Months
	Three Months Ended	Ended June 30,
	June 30, 2005	2005
Net (loss) income:
As reported	$60,066	$323,272
Deduct: Stock-based employee compensation under the fair value method for all awards	(89,860)	(364,758)

Pro forma	$(29,794)	$(41,486)

Basic net income (loss) per share:
As reported	$0.01	$0.06
Deduct: Stock-based employee compensation under the fair value method for all awards	(0.02)	(0.06)

Pro forma	$(0.01)	$0.00

		Nine Months
	Three Months Ended	Ended June 30,
	June 30, 2005	2005
Diluted net income (loss) per share:
As reported	$0.01	$0.06
Deduct: Stock-based employee compensation under the fair value method for all awards	(0.02)	(0.06)

Pro forma	$(0.01)	$0.00

Stock Options
     In the third quarter of fiscal 2006 and 2005, 10,000 and 0 shares were granted respectively. The Black-Scholes option pricing model was used to estimate the fair value of stock-based awards with the following weighted-average assumptions for the third quarter of fiscal 2006.

2006
Dividend yield	0%
Expected volatility	53%
Risk-free interest rate	5.125%
Expected holding period (in years)	6.66
Weighted-average grant-date fair value	$8.60
     The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.
     The following table represents stock option activity for the three months ended June 30, 2006:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	1,016,000	$8.71
Granted	10,000	14.59
Exercised	(2,000)	4.42
Canceled	(5,500)	14.65

Outstanding options at end of period	1,018,500	$8.75	5.18 Yrs.

Outstanding exercisable at end of period	856,500	$8.45	4.52 Yrs.

     The following table represents stock option activity for the nine months ended June 30, 2006:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	1,023,000	$8.84
Granted	105,000	11.70
Exercised	(13,780)	6.68
Canceled	(95,720)	13.32

Outstanding options at end of period	1,018,500	$8.75	5.18 Yrs.

Outstanding exercisable at end of period	856,500	$8.45	4.52 Yrs.

     Shares available for future stock option grants to employees and directors under existing plans were 434,000 at June 30, 2006. At June 30, 2006, the aggregate intrinsic value of options outstanding was $6,238,205, and the aggregate intrinsic value of options exercisable was $5,496,540. Total intrinsic value of options exercised was $14,845 for the three months ended June 30, 2006.

     The following table summarizes our nonvested stock option activity for the three months ended June 30, 2006:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Nonvested stock options at beginning of period	154,000	$5.76
Granted	10,000	8.60
Vested	(500)	3.59
Canceled	(1,500)	6.00

Nonvested stock options at end of period	162,000	$5.41

Note D — Inventories
     Inventories consist of the following:

	June 30,	September 30,
	2006	2005
Raw materials	$1,540,643	$1,076,839
Work-in-process	1,684,545	1,637,694
Finished goods	1,073,021	1,321,710
Reserve for inventory obsolescence	(89,227)	(100,000)

	$4,208,982	$3,936,243

Note E — Income Taxes
     The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized. Prior to fiscal 2005, the Company recorded a full valuation allowance against its deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as the Company had not achieved a sufficient level of sustained profitability. During 2005, management concluded that the Company had attained a sufficient level of sustained profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. Considering projected levels of future income as well as the nature of the net deferred tax assets, management reduced the valuation allowance by $454,000 during 2005. As a result of the asset acquisition discussed in Note G, management further reduced the valuation allowance by approximately $777,000 to reflect management’s revised and increased estimates of future taxable income. Accordingly, the net deferred income tax asset as of June 30, 2006 is reflective of the amount which management estimates will be realized in the near term. In future periods of earnings, the Company will report income tax expenses at statutory rates offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the deferred tax assets. The reduction in the valuation allowance was partially offset by federal and state income taxes. During the three and nine months ended June 30, 2005, no income tax provision is presented as the Company utilized net operating loss carryforwards to offset taxable income.
Note F — Comprehensive Income
     Comprehensive income includes net income and all other nonowner changes in shareholders’ equity during a period.

     The comprehensive income for the three months and nine months ended June 30, 2006 and 2005 consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$985,489	$60,066	$1,052,551	$323,222
Foreign currency adjustment	5,529	—	5,529	—
Unrealized gain (loss) on securities held	—	21,487	1,746	(5,600)

Comprehensive income	$991,018	$81,553	$1,059,826	$317,672

Note G — Acquisition of Assets from Mentor and Coloplast
     On June 2, 2006, the Company, through its subsidiary Rochester Medical Limited, completed the acquisition of certain assets of Coloplast A/S (“Coloplast”) and Mentor Medical Limited (“MML”), pursuant to an agreement dated May 17, 2006. The Company paid a cash purchase price of $9.3 million at closing, and agreed to pay an additional $5.3 million in equal installments over five years. As provided in the Agreement, the Company acquired certain assets, including certain trademarks, related to sales of Male External Catheters (“MECs”) in the United Kingdom. The assets also include MML’s UK Dispensing Appliance Contractor License and its sales offices and warehouse facility in Lancing, England. The Company also agreed to purchase approximately $478,000 of inventory to be sold in the United Kingdom.
     On June 2, 2006, the Company completed the acquisition of certain assets owned and used by Mentor Corporation (“Mentor”) in its silicone MEC business. Pursuant to the Asset Purchase Agreement, the Company paid $750,000 for certain equipment and other tangible assets in Mentor’s facility in Anoka, Minnesota, and purchased certain inventory, work-in-progress and raw materials for the production of silicone MECs for approximately $879,000; the Company also leased the Anoka facility from Mentor for a minimum of six months following the closing of the transactions. Upon the closing of the transactions, the existing Supply Agreement, Foley Catheter Sales and Distribution Agreement and MEC License and Sales Distribution Agreement (including, but not limited to the Patent License and Technology License thereunder) between the Company and Mentor were terminated.
     Coloplast and the Company also entered into a separately negotiated Private Label Distribution Agreement under which the Company will supply silicone MECs to Coloplast, which will be sold under Coloplast’s brands worldwide excepting the United Kingdom. The Private Label Distribution Agreement specifies annual minimum purchases of silicone MECs by Coloplast. Coloplast will also supply the Company with its requirement of latex MECs which the Company will sell in the United Kingdom under its newly acquired Freedom® and Freedom Plus® brands.
     The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. The Company did not assume liabilities from Coloplast or MML. Included in the intangible assets acquired is approximately $2,956,000 of goodwill and $10,073,000 of finite-lived intangibles. As the Company completes its post-closing review and valuation of the asset acquisition, the allocation of the purchase price may change. Any change to the preliminary values of finite-lived intangibles and property and equipment could result in more or less amortization expense.

Current assets	$1,039,000
Property and equipment	1,893,000
Intangible assets	13,029,000

Total assets acquired	$15,961,000

     The pro forma unaudited results of operations for the three and nine months ended June 30, 2006 and 2005, assuming consummation of the purchase of the assets from Coloplast and MML as of October 1, 2004, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales	$6,820	$5,651	$20,650	$18,458
Net Income	1,657	850	3,607	3,497
Per share data:

Basic earnings	$0.30	$0.16	$0.65	$0.64

Diluted earnings	$0.28	$0.15	$0.62	$0.61
     The proforma unaudited results do not purport to be indicative of the results which would actually have been obtained had the acquisition of assets been completed as of the beginning of the earliest period presented.
Note H — Bank Line of Credit and Term Debt
     On June 2, 2006, in conjunction with the financing of the transactions between the Company, Mentor, and Coloplast, the Company entered into a $7,000,000 credit facility with U.S. Bank National Association. The new credit facility replaces the prior $1,000,000 revolving line of credit with U.S. Bank that expired on March 31, 2006. The new credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to the quoted one-month LIBOR rate plus 1.60% as of the date of the loan, and a revolving line of credit of up to $2,000,000, maturing annually beginning March 31, 2007, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. As of June 30, 2006, the Company had no borrowings under the revolving line of credit. The obligations of the Company are secured by assets of the Company, including accounts, general intangibles, inventory, and equipment. The term loan agreement and revolving credit agreement require the Company to comply with certain financial covenants, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens. The Company was in compliance with the financial covenants as of June 30, 2006.
Note I — Recently Issued Accounting Standards
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43 to require idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS 151 requires the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on October 1, 2005 with no material impact to the consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales	100%	100%	100%	100%
Cost of Sales	63%	66%	65%	64%

Gross Margin	37%	34%	35%	36%

Operating Expenses:
Marketing and Selling	14%	16%	13%	15%
Research and Development	4%	5%	4%	5%
General and Administrative	15%	12%	16%	14%

Total Operating Expenses	33%	33%	33%	34%

Income from Operations	4%	1%	2%	2%
Interest Income (Expense), Net	0%	1%	0%	1%

Net Income before taxes	4%	2%	2%	3%

Income tax benefit	14%	0%	5%	0%

Net Income after taxes	18%	2%	7%	3%

     The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical® branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	Fiscal Quarter Ended June 30,
	2006			2005
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$1,131	$1,379	$2,510	$889	$983	$1,872
Advanced products	172	25	197	96	25	121

Total private label sales	$1,303	$1,404	$2,707	$985	$1,008	$1,993

Branded sales:
Base products	$842	$1,416	$2,258	$777	$725	$1,502
Advanced products	348	45	393	268	53	321

Total branded sales	$1,190	$1,461	$2,651	$1,045	$778	$1,823

Total net sales:	$2,493	$2,865	$5,358	$2,030	$1,786	$3,816

	Fiscal Year to Date Ended June 30
	2006			2005
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$3,920	$3,674	$7,594	$3,138	$2,793	$5,931
Advanced products	524	75	599	153	76	229

Total private label sales	$4,444	$3,749	$8,193	$3,291	$2,869	$6,160

Branded sales:
Base products	$2,517	$2,871	$5,388	$2,340	$2,271	$4,611
Advanced products	1,017	241	1,258	627	230	857

Total branded sales	$3,534	$3,112	$6,646	$2,967	$2,501	$5,468

Total net sales:	$7,978	$6,861	$14,839	$6,258	$5,370	$11,628

Three Month and Nine Month Periods Ended June 30, 2006 and June 30, 2005
     Net Sales. Net sales for the third quarter of fiscal 2006 increased 40% to $5,358,000 from $3,815,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in sales volume. Domestic sales of branded products increased by 14% for the quarter compared to the same period last year. The Company’s international branded sales increased 88% compared to the same period last year. Total branded sales results met management’s expectations. Private label sales increased 36% for the quarter compared to the same period last year; however, the Company believes the increase was due in part to the timing of quarterly orders. The Company also believes that certain customers may have increased their inventory of male external catheters due to the uncertainty caused by Mentor Corporation’s sale of its urology business.
     Net sales for the nine months ended June 30, 2006 increased 28% to $14,839,000 from $11,628,000 for the comparable nine-month period of last fiscal year. The nine-month sales increase primarily resulted from an increased volume of sales of Rochester Medical® branded products and private label sales of base products.
     During the quarter ended September 30, 2003, the Company entered into an agreement granting Hollister Inc. exclusive marketing and distribution rights in certain geographic areas with respect to the Company’s hydrophilic intermittent catheters. Introduction of these products into certain European countries was delayed pending the outcome of the patent infringement action brought by Coloplast against Hollister. In December 2005, the European Patent Office revoked Coloplast’s packaging patent related to hydrophilic intermittent catheters. While the Company expected Hollister to resume introduction of the product in Europe as a result of the decision by the European Patent Office, Hollister has requested certain changes to the distribution agreement between the parties prior to commencing further introduction. The Company has not agreed to any changes to the current agreement, and the two companies are currently in discussions to attempt to resolve the matter. On June 2, 2006, the Company entered into a cross license agreement with Coloplast, which licenses to the Company the right to use certain intermittent catheter patents of Coloplast, including the patent that is the subject of the litigation. Renewal of the male external catheter contract is also under discussion, but no assurance can be given as to the outcome of discussions between the parties.
     Gross Margin. The Company’s gross margin as a percentage of net sales for the third quarter of fiscal 2006 was 37% compared to 34% for the comparable quarter of last fiscal year. The increase in gross margin this quarter was primarily due to increased sales.
     Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the third quarter of fiscal 2006 increased 28% to $786,000 from $616,000 for the comparable quarter of last fiscal year. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended June 30, 2006 and 2005 were 15% and 16%, respectively. The increase in marketing and selling expense is primarily due to increased sales personnel and related expenses of $64,000 incurred through the addition of the Company’s new U.K. operations, increased compensation expense of $51,000 related to accruals for bonus compensation under the Company’s annual incentive program and $40,000 related to stock options in accordance with the new reporting requirements of SFAS 123(R).

     Marketing and selling expense for the nine months ended June 30, 2006 increased 12% to $1,962,000 from $1,753,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.
     Research and Development. Research and development expense primarily includes internal labor costs, as well as expenses associated with third-party vendors performing validation and investigative research regarding the Company’s products and development activities. Research and development expense for the third quarter of fiscal 2006 increased to $209,000 from $186,000 for the comparable quarter of last fiscal year. Research and development expense as a percentage of net sales for the fiscal quarters ended June 30, 2006 and 2005 were 4% and 5%, respectively. The increase in research and development expense relates primarily to increased compensation expense of $35,000 related to accruals for bonus compensation under the Company’s annual incentive program and $13,000 related to stock options in accordance with the new reporting requirements of SFAS 123(R), offset by a decrease in product development costs.
     Research and development expense for the nine months ended June 30, 2006 increased 1% to $570,000 from $564,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.
     General and Administrative. General and administrative expense primarily includes payroll expense relating to the Company’s management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel and accounting advisors. General and administrative expense for the third quarter of fiscal 2006 increased 68% to $789,000 from $469,000 for the comparable quarter of last fiscal year. General and administrative expense as a percentage of net sales for the fiscal quarters ended June 30, 2006 and 2005 were 15% and 12%, respectively. The increase in general and administrative expense is primarily related to increased administrative costs of $66,000 associated with the addition of the Company’s new U.K. operations, $61,000 of additional travel and related expenses incurred during negotiations for the acquisition of the U.K. assets, and increased compensation expense of $78,000 related to accruals for bonus compensation under the Company’s annual incentive program and $35,000 related to stock options in accordance with the new reporting requirements of SFAS 123(R).
     General and administrative expense for the nine months ended June 30, 2006 increased 42% to $2,355,000 from $1,659,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.
     Interest Income. Interest income for the third quarter of fiscal 2006 increased 115% to $71,000 from $33,000 for the comparable quarter of last fiscal year. The increase in interest income reflects significantly higher cash positions for a majority of the quarter and an overall higher interest rate on investments.
     Interest income for the nine months ended June 30, 2006 increased 94% to $188,000 from $97,000 for the comparable nine-month period of last fiscal year. The increase reflects significantly higher cash positions and an overall higher interest rate on investments as discussed above.
     Interest Expense. Interest expense for the third quarter of fiscal 2006 increased to $56,000 from $4,000 for the comparable quarter of last fiscal year. The increase in interest expense in the third quarter of fiscal 2006 reflects increases in debt used to partially finance the Company’s purchase of certain assets from Mentor Corporation and Coloplast A/S in June 2006 transactions.
     Interest expense for the nine months ended June 30, 2006 increased to $61,000 from $12,000 for the comparable nine-month period of last fiscal year. The increase reflects more interest accrued in the nine-month period ended June 30, 2006 for the reasons discussed above.
     Income Taxes. The Company had a history of pre-tax losses and until fiscal 2003 had not generated taxable income. While the Company had pre-tax income in fiscal 2003, 2004 and 2005 and the first three quarters of fiscal 2006, the Company has net operating loss carryforwards of approximately $23 million that will offset its taxable income and, therefore, no federal income taxes are due.

     The Company established a deferred tax asset of $454,000 in fiscal 2005. As a result of the asset acquisition discussed below, management further reduced the valuation allowance by approximately $777,000 to reflect management’s revised and increased estimates of future taxable income. Accordingly, the net deferred income tax asset as of June 30, 2006 is reflective of the amount which management estimates will be realized in the near term. In future periods of earnings, the Company will report income tax expenses at statutory rates offset by any further reductions in the valuation allowance based on an ongoing assessment of the future realization of the deferred tax assets.
Liquidity and Capital Resources
     The Company’s cash, cash equivalents and marketable securities were $2.1 million at June 30, 2006 compared to $6.4 million at September 30, 2005. The decrease in cash primarily resulted from the net cash provided by operating activities and cash generated by financing activities, offset by capital expenditures and cash used in investing activities. During the quarter ended June 30, 2006, $6.6 million was used to complete the transactions with Coloplast A/S (“Coloplast”) and Mentor Corporation (“Mentor”) described below.
     During the nine-month period ended June 30, 2006, the Company generated $2,511,000 of cash from operating activities compared to $228,000 of cash provided by operations during the comparable period of the prior fiscal year. Increased net cash from operating activities in fiscal 2006 primarily reflects net income before depreciation and decreases in current assets and inventories and increases in accounts payables and current liabilities, offset by increases in accounts receivables. Accounts receivable balances during this period increased 27% or $876,000, primarily as a result of increased sales volume, the new business in the United Kingdom and timing of large shipments. Inventories decreased 19% or $766,000, primarily as a result of increased sales volumes. Accounts payable increased 228% or $644,000 primarily reflecting costs associated with completing the transactions with Coloplast and Mentor. Other current liabilities increased 48% or $355,000 consistent with the reasons stated for accounts payable. In addition, capital expenditures during this period were $356,000 compared to $260,000 for the comparable period last year.
     On June 2, 2006, the Company, through its subsidiary Rochester Medical Limited, completed the acquisition of certain assets of Coloplast and Mentor Medical Limited (“MML”), pursuant to an agreement dated May 17, 2006. The Company paid a cash purchase price of $9.3 million at closing, and agreed to pay an additional $5.3 million in equal installments over five years. As provided in the Agreement, the Company acquired certain assets, including certain trademarks, related to sales of Male External Catheters (“MECs”) in the United Kingdom. The assets also include MML’s UK Dispensing Appliance Contractor License and its sales offices and warehouse facility in Lancing, England. The Company also agreed to purchase approximately $478,000 of inventory to be sold in the United Kingdom.
     On June 2, 2006, the Company completed the acquisition of certain assets owned and used by Mentor Corporation (“Mentor”) in its silicone MEC business. Pursuant to the Asset Purchase Agreement, the Company paid $750,000 for certain equipment and other tangible assets in Mentor’s facility in Anoka, Minnesota, and purchased certain inventory, work-in-progress and raw materials for the production of silicone MECs for approximately $879,000; the Company also leased the Anoka facility from Mentor for a minimum of six months following the closing of the transactions. Upon the closing of the transactions, the existing Supply Agreement, Foley Catheter Sales and Distribution Agreement and MEC License and Sales Distribution Agreement (including, but not limited to the Patent License and Technology License thereunder) between the Company and Mentor were terminated.
     Coloplast and the Company also entered into a separately negotiated Private Label Distribution Agreement under which the Company will supply silicone MECs to Coloplast, which will be sold under Coloplast’s brands worldwide excepting the UK. The Private Label Distribution Agreement specifies annual minimum purchases of silicone MECs by Coloplast. Coloplast will also supply the Company with its requirement of latex MECs which the Company will sell in the UK under its newly acquired Freedom® and Freedom Plus® brands.
     On June 2, 2006, in conjunction with the financing of the transactions between the Company, Mentor, and Coloplast, the Company entered into a $7,000,000 credit facility with U.S. Bank National Association. The new credit facility replaces the prior $1,000,000 revolving line of credit with U.S. Bank that expired on March 31, 2006. The new credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to the quoted one-month LIBOR rate plus 1.60% as of the date of the loan, and a revolving line of credit of up to $2,000,000, maturing annually beginning March 31, 2007, with interest payable monthly at a floating rate based on the quoted one-month

LIBOR rate plus 1.60%. As of June 30, 2006, the Company had no borrowings under the revolving line of credit. The obligations of the Company are secured by assets of the Company, including accounts, general intangibles, inventory, and equipment. The term loan agreement and revolving credit agreement require the Company to comply with certain financial covenants, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens. The Company was in compliance with the financial covenants as of June 30, 2006.
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
     The Company believes that its capital resources on hand at June 30, 2006, together with cash generated from sales, will be sufficient to satisfy its working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. However, the Company may be required to seek additional funding sources, such as equity financings, to fund the Company’s long term working capital requirements. If the Company decides to seek additional financing, there can be no assurance as to the outcome of such efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing could result in significant cash restraints and financial issues for the Company.
Forward-Looking Statements
     Statements other than historical information contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “predict,” “intend,” “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the uncertainty of market acceptance of new product introductions; the uncertainty of gaining new strategic relationships; the uncertainty of timing of revenues from private label sales (particularly with respect to international customers); the uncertainty of successfully integrating and growing the Company’s new UK operations; FDA and other regulatory review and response times; the securing of Group Purchasing Organization contract participation; the uncertainty of reaching a satisfactory resolution of the current disagreements regarding contract terms and legal fees with the Company’s private label distributor for its hydrophilic intermittent catheters and any resulting effect on sales or liquidity; the uncertainty of the marketplace effects resulting from the Mentor Urology transaction; and other risk factors listed from time to time in the Company’s SEC reports, including, without limitation, the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company’s primary financial instrument market risk results from fluctuations in interest rates. The Company’s revolving line of credit bears interest at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. As of June 30, 2006, the Company had no borrowings under the revolving line of credit. Otherwise, the Company does not believe its operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature. The Company does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.
     Changes in Internal Controls. During our third fiscal quarter, there have not been any significant changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is plaintiff in a lawsuit titled Rochester Medical Corporation vs. C.R. Bard, Inc.; Tyco International (US), Inc.; Tyco Health Care Group, L.P.; Novation LLC; VHA, Inc.; Premier, Inc.; and Premier Purchasing Partners, in the United States District Court for the Eastern District of Texas, Civil Action No. 504-CV-060. This suit alleges anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters, and seeks an unspecified amount of damages and injunctive and other relief. The litigation is in discovery, and the Company cannot now estimate the prospects for a favorable outcome.
     On November 28, 2005, the Company commenced an arbitration proceeding against Mentor Corporation to prevent Mentor from breaching its agreements with the Company. The Company requested the arbitration panel to enjoin Mentor from assigning its rights under the 1991 MEC License and Sales Distribution Agreement (the “MEC Agreement”) and the 2001 Supply Agreement in violation of those agreements and from misappropriating and wrongfully disclosing the Company’s confidential information and proprietary trade secrets licensed to Mentor under the MEC Agreement. On February 2, 2006, the Company and Mentor entered into an interim mediated settlement agreement which provided that the parties agreed to standstill on further motions or actions in the pending arbitration until 14 days after Mentor notifies the Company or publicly discloses the name of a proposed buyer of its urology business. The agreement further provided that during such 14-day period, Mentor, the Company and the proposed buyer would engage in good faith face-to-face negotiations in an effort to enter into a definitive supply or other agreement between the Company and the proposed buyer’s requirements of non-latex male external catheters or other related business.

     On May 17, 2006, the Company entered into an Asset Purchase Agreement (the “APA”) with Mentor relating to the acquisition of certain assets owned and used by Mentor in its Silicone Male External Catheter (“SMEC”) business. Pursuant to the APA, on June 2, 2006, the Company paid $750,000 for certain equipment and other tangible assets in Mentor’s facility in Anoka, Minnesota, and purchased certain inventory, work-in-progress and raw materials for the production of SMECs for approximately $879,000. The Company leased the Anoka facility from Mentor for a minimum of six months following the closing of the transactions. In connection with the asset acquisition, the Company obtained all right, title and interest in certain intellectual property (other than patents and trademarks) exclusively related to SMECs currently produced by Mentor or the production thereof, and received a license (on a non-exclusive basis) to any other intellectual property (other than patents and trademarks) to the extent related to SMECs currently produced by Mentor or the production thereof. The Company received from Coloplast a non-exclusive non-sublicensable license to certain patents and an exclusive license to certain United Kingdom trademarks for the sale of SMECs in the United Kingdom. Upon the closing of the transactions, the existing Supply Agreement, Foley Catheter Sales and Distribution Agreement and MEC Agreement (including, but not limited to the Patent License and Technology License thereunder) between the Company and Mentor were terminated. Each party executed a mutual settlement and release, and the arbitration proceedings were dismissed.

Item 6. Exhibits
10.1	Agreement, dated May 17, 2006, between Coloplast A/S, Coloplast Limited, Mentor Medical Limited, Rochester Medical Corporation, and Rochester Medical Limited

10.2	Private Label Distribution Agreement, dated May 17, 2006, between Rochester Medical Corporation and Coloplast A/S

10.3	Distribution Agreement, dated May 17, 2006, between Rochester Medical Corporation and Coloplast A/S

10.4	Asset Purchase Agreement, dated May 17, 2006, by and between Mentor Corporation and Rochester Medical Corporation

10.5	Term Loan Agreement, dated May 26, 2006, between Rochester Medical Corporation and U.S. Bank N.A.

10.6	Revolving Credit Agreement, dated May 26, 2006, between Rochester Medical Corporation and U.S. Bank N.A.

10.7	First Amendment to Term Loan Agreement and Addendum and Revolving Credit Agreement, dated May 26, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION
Date: August 14, 2006	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: August 14, 2006	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS
Exhibit
10.1	Agreement, dated May 17, 2006, between Coloplast A/S, Coloplast Limited, Mentor Medical Limited, Rochester Medical Corporation, and Rochester Medical Limited

10.2	Private Label Distribution Agreement, dated May 17, 2006, between Rochester Medical Corporation and Coloplast A/S

10.3	Distribution Agreement, dated May 17, 2006, between Rochester Medical Corporation and Coloplast A/S

10.4	Asset Purchase Agreement, dated May 17, 2006, by and between Mentor Corporation and Rochester Medical Corporation

10.5	Term Loan Agreement, dated May 26, 2006, between Rochester Medical Corporation and U.S. Bank N.A.

10.6	Revolving Credit Agreement, dated May 26, 2006, between Rochester Medical Corporation and U.S. Bank N.A.

10.7	First Amendment to Term Loan Agreement and Addendum and Revolving Credit Agreement, dated May 26, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.