Form 10-K
period 2006-09-30
ROCHESTER MEDICAL CORPORATION
filed 2006-12-26
CIK 868368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Annual Report
pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For fiscal year ended September 30, 2006
Commission File Number: 0-18933
Rochester Medical Corporation

Minnesota	41-1613227
State of Incorporation	IRS Employer Identification No.
One Rochester Medical Drive
Stewartville, Minnesota 55976
Address of Principal Executive Offices
Telephone Number: (507) 533-9600
Securities Registered pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock without par value

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates based upon the closing Nasdaq sale price on March 31, 2006 was $56,165,357.
Number of shares of common stock outstanding on December 12, 2006 was 11,129,470 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Proxy Statement for its January 25, 2007 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I
ITEM 1. Business
Overview
     Rochester Medical Corporation (“we,” “our,” or “us”) develops, manufactures and markets a broad line of innovative, technologically enhanced PVC-free and latex-free urinary continence and urine drainage care products for the extended care and acute care markets. Our extended care products include a line of male external catheters for managing male urinary incontinence and a line of intermittent catheters for managing both male and female urinary retention. Along with our full line of silicone male external catheters, we also sell a line of latex male external catheters in the United Kingdom. Our extended care products also include the FemSoft® Insert, a soft, liquid-filled, conformable urethral insert for managing female stress urinary incontinence in adult females. Our acute care products include a line of standard Foley catheters and our RELEASE-NF® Catheter, an antibacterial Foley catheter that reduces the incidence of hospital acquired urinary tract infection, or UTI. A small percentage of our extended care products also are used in the acute care market.
     We market our products under our Rochester Medical® brand through a direct sales force in the United States and United Kingdom and through independent distributors in other international markets. We also supply our products to several large medical product companies for sale under private label brands owned by these companies.
Extended Care Products
     Male External Catheters. Our male external catheters are self-care, disposable devices for managing male urinary incontinence. We manufacture and market six models of silicone male external catheters: the UltraFlex®, Pop-On®, Wide Band®, Natural®, Clear Advantage® and Transfix® catheters. The UltraFlex, Clear Advantage and Transfix Style 1 catheters have adhesive positioned midway down the catheter sheath. The “Pop-On” and Transfix Style 2 catheters have a sheath that is shorter than that of a standard male external catheter and has adhesive applied to the full length of the sheath. It is designed to accommodate patients who require shorter-length external catheters. Our Wide Band and Transfix Style 3 self-adhering male external catheters have an adhesive band which extends over the full length of the sheath, providing approximately 70% more adhesive coverage than other conventional male external catheters. The full length and forward placement of the Wide Band adhesive is designed to reduce adhesive failure and the resulting leakage, which is a common complaint among users of male external catheters. The Natural catheter is a non-adhesive version of our male external catheter.
     All models of our male external catheters are produced in five sizes for better patient fit. Most of our male external catheters are made from silicone, a non-toxic and biocompatible material that eliminates the risks of latex-related skin irritation. Silicone catheters are also odor free and have greater air permeability than catheters made from other materials, including latex. Air permeability reduces skin irritation and damage from catheter use and thereby increases patient comfort. Our silicone catheters are transparent, permitting visual skin inspection without removal of the catheters and aiding proper placement of the catheters. Our catheters also have a kink-proof funnel design to ensure uninterrupted urine flow. The self-adhering technology and patented forward-placement of the adhesive simplifies application of the catheters and provides a strong bond to the skin for greater patient confidence and improved wear.
     We also manufacture and sell male external catheters made from a proprietary non-latex, non-silicone material to certain private label customers. Certain of these catheters use the same self-adhesive technology as our silicone MECs. Like the silicone MECs, these non-silicone catheters eliminate the risk of latex reactions and latex-related skin irritations. The non-silicone catheters also are odor free.
     We also market two models of latex male external catheters in the United Kingdom: the Freedom® and Freedom Plus® catheters. Through a distribution agreement with Coloplast A/S (“Coloplast”) entered in June 2006, Coloplast supplies us with our requirement of latex male external catheters for sale in the United Kingdom.
     Intermittent Catheters. Our Personal Catheters® are a line of disposable intermittent catheters manufactured from silicone. We produce the Personal Catheters in three lengths for male, female, and pediatric use and in multiple diameters. We produce four distinct versions of the Personal Catheter: the basic Standard Personal Catheter, the Antibacterial Personal Catheter, the Hydrophilic Personal Catheter and the Antibacterial HydroPersonal Catheter. The Antibacterial Personal Catheter provides site-specific delivery of nitrofurazone, a drug that has been proven effective in reducing urinary tract infections. The Hydrophilic Personal Catheter becomes extremely slippery when moistened, providing a very low friction surface for ease and comfort during insertion and removal. The Antibacterial HydroPersonal Catheter combines these innovations to offer the most advanced intermittant catheter technology available today. All of the Personal Catheter designs are latex-free and PVC-free, eliminating the allergen, toxin or disposal concerns commonly associated with latex and PVC catheters.
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
Acute Care Products
     Foley Catheters. Our RELEASE-NF Catheter is a silicone Foley catheter that has been designed to reduce the incidence of hospital acquired UTI. Using patented technology, the RELEASE-NF Catheter incorporates nitrofurazone, an effective broad-spectrum antibacterial agent, into the structure of the catheter, permitting sustained release of a controlled dosage directly into the urinary tract to retard the onset of infection.
     We also offer standard silicone Foley catheters in a two-lumen version for urinary drainage management and in a three-lumen version that also supports irrigation of the urinary tract. These Foley catheters are available in all adult and pediatric sizes. All of our silicone Foley catheters eliminate the risk of the allergic reactions and tissue irritation and damage associated with latex Foley catheters. Our standard Foley catheters are transparent which enables healthcare professionals to observe urine flow. Unlike the manufacturing processes used by producers of competing silicone Foley catheters, in which the balloon is made separately and attached by hand in a separate process involving gluing, our automated manufacturing processes allow us to integrate the balloon into the structure of the Foley catheter, resulting in a smoother, more uniform exterior that may help reduce irritation to urinary tissue.
     Our Foley catheters are packaged sterile in single catheter strips or in procedural trays and sold under the Rochester Medical brand and under private label arrangements. In addition, we sell our Foley catheters in bulk under private label arrangements for packaging in kits with tubing, collection bags and other associated materials.
Technology
     We use proprietary, automated manufacturing technologies and processes to manufacture continence care devices cost effectively. The production of our products also depends on our materials expertise and know-how in the formulation of silicone and advanced polymer products. Our proprietary liquid encapsulation technology enables us to manufacture innovative products, such as our FemSoft Insert, that have soft, conformable, liquid-filled reservoirs, which cannot be manufactured using conventional technologies. Using this liquid encapsulation technology, we can mold and form liquid encapsulated devices in a variety of shapes and sizes in an automated process. Our manufacturing technologies and materials know-how also allow us to incorporate a sustained release antibacterial agent into our products. We believe that our manufacturing technology is particularly well-suited to high unit volume production and that our automated processes enable cost-effective production. We further believe that our manufacturing and materials expertise, particularly our proprietary liquid encapsulation technology, may be applicable to a variety of other devices for medical applications. We plan to consider, commensurate with our financial and personnel resources, future research and development activities to investigate opportunities provided by our technology and know-how.
     We believe that our proprietary manufacturing processes, materials expertise, custom designed equipment and technical know-how allow us to simplify and further automate traditional catheter manufacturing techniques to reduce our manufacturing costs. In order to manufacture high quality products at competitive costs, we concurrently design and develop new products and the processes and equipment to manufacture them.

Marketing and Sales
     To date, a significant portion of our revenues have been derived from sales of our MECs and standard Foley catheters to medical products companies for resale under brands owned by such companies. Private label arrangements are likely to continue to account for a significant portion of our revenues in the foreseeable future, particularly in non-United Kingdom international markets where we do not maintain a direct sales presence.
     We sell our products in the United States under the Rochester Medical brand name through a four-person direct sales force. Through our subsidiary, Rochester Medical Limited, we sell our products in the United Kingdom under the Rochester Medical brand name through a nine-person direct sales force. The primary markets for our products are distributors, extended care facilities and individual hospitals and healthcare institutions.
     On November 6, 2006, we announced we had been awarded a national Group Purchasing Contract for urological products from Premier Purchasing Partners, L.P. The agreement becomes effective March 1, 2007. Premier is one of the largest Group Purchasing Organizations in the United States with over $27 billion in contract purchases per year. Its members include more than 1,500 hospital facilities and hundreds of other care sites. The contract includes our Foley catheters (including our infection control catheters), male external catheters, intermittent catheters, and urethral inserts.
     We rely on arrangements with medical product companies and independent distributors to sell our products in Europe and other international markets. These arrangements are conducted under the Rochester Medical brand name and under brands controlled by the medical product companies. International sales accounted for 49% of total sales in fiscal 2006, compared to 47% in fiscal 2005.
Manufacturing
     We design and build custom equipment to implement our manufacturing technologies and processes. Our manufacturing facilities are located in Stewartville, Minnesota. We produce our Foley catheters on one production line and our MECs on other lines. We have constructed a separate manufacturing facility to house our liquid encapsulation manufacturing operations, and have installed the FemSoft Insert and intermittent catheter manufacturing line in this facility.
     For a six month period following the acquisition of certain equipment and other tangible assets from Mentor Corporation (“Mentor”) in June 2006, we leased from Mentor its silicone MEC facility in Anoka, Minnesota, until we were able to transfer the acquired assets to our facility in Stewartville.
     We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance and quality control test methods. We have obtained ISO 13485 certification for our Foley catheter, male external catheter, intermittent catheter and FemSoft Insert production lines.
     Our manufacturing facilities have been designed to accommodate the specialized requirements for the manufacture of medical devices, including the Food and Drug Administration’s (“FDA”) requirements for Quality System Regulation, or QSR.
Sources of Supply
     We obtain certain raw materials and components for a number of our products from a sole supplier or limited number of suppliers. The loss of such a supplier or suppliers, or a material interruption of deliveries from such a supplier or suppliers, could have a material adverse effect on us. We believe that in most, if not all, cases we have identified other potential suppliers. In the event that we have to replace a supplier, however, we may be required to repeat biocompatibility and other testing of our products using the material from the new supplier and may be required to obtain additional regulatory clearances.
     Through a distribution agreement with Coloplast entered in June 2006, Coloplast supplies us with our requirement of latex male external catheters for sale in the United Kingdom under our newly acquired Freedom® and Freedom Plus® brands.
Research and Development
     We believe that our ability to add new products to our existing continence care product lines is important to our future success. Accordingly, we are engaged in ongoing research and development to develop and introduce new products which provide additional features and functionality. In the future, consistent with market opportunities and our financial and personnel resources, we intend to perform clinical studies for other of our products in development.

     Research and development expense for fiscal years 2006, 2005 and 2004 was $760,000, $730,000 and $706,000, respectively.
Competition
     The continence care market is highly competitive. We believe that the primary competitive factors include price, product quality, technical capability, breadth of product line and distribution capabilities. Our ability to compete is affected by our product development and innovation capabilities, our ability to obtain regulatory clearances, our ability to protect the proprietary technology of our products and manufacturing processes, our marketing capabilities, and our ability to attract and retain skilled employees, to maintain current distribution relationships, to establish new distribution relationships and to secure participation in purchase contracts with group purchasing organizations. We believe that it is important to differentiate our products and broaden our product lines in order to attract large customers, such as distributors, dealers, institutions and home care organizations.
     Our products compete with a number of alternative products and treatments for continence care. Our ability to compete with these alternative methods for urinary continence care depends on the relative market acceptance of alternative products and therapies and the technological advances in these alternative products and therapies. Any development of a broad-based and effective cure for a significant form of incontinence could have a material adverse effect on sales of continence care devices such as our products.
     We compete directly for sales of continence care devices under our own Rochester Medical brand with larger, multi-product medical device manufacturers and distributors such as C.R. Bard, Inc., Unomedical, Kendall Healthcare Products Company, Hollister, Astra Tech AB and Coloplast. Many of the competitive alternative products or therapies are distributed by larger competitors including Johnson & Johnson Personal Products Company, Kimberly-Clark Corporation and Proctor & Gamble Company (for adult diapers and absorbent pads), and C.R. Bard, Inc. (for injectable materials). Many of our competitors, potential competitors and providers of alternative products or therapies have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than us. It is possible that other large healthcare and consumer products companies may enter this market in the future. Furthermore, academic institutions, governmental agencies and other public and private research organizations will likely continue to conduct research, seek patent protection and establish arrangements for commercializing products in this market. Such products may compete directly with our products.
Patents and Proprietary Rights
     Our success may depend in part on our ability to obtain patent protection for our products and manufacturing processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We may seek patents on certain features of our products and technology based on our analysis of various business considerations, such as the cost of obtaining a patent, the likely scope of patent protection and the benefits of patent protection relative to relying on trade secret protection. We also rely upon trade secrets, know-how and continuing technological innovations to develop and maintain our competitive position.
     We hold 20 patents in the United States and a number of corresponding foreign patents that generally relate to certain of our catheters and devices and certain of our production processes. In addition, we have a number of pending United States and corresponding foreign patent applications. We may file additional patent applications for certain of our current and proposed products and processes in the future. In addition, we have entered into a Cross License Agreement with Coloplast related to certain patents held by each party. The cross licensing is for the purpose of avoidance of future infringement claims by each party.
     There can be no assurance that our patents will be of sufficient scope or strength to provide meaningful protection of our products and technologies. The coverage sought in a patent application can be denied or significantly reduced before the patent is issued. In addition, there can be no assurance that our patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide proprietary protection or commercial advantage to us.
     Should attempts be made to challenge, invalidate or circumvent our patents in the U.S. Patent and Trademark Office and/or courts of competent jurisdiction, including administrative boards or tribunals, we may have to participate in legal or quasi-legal proceedings, to maintain, defend or enforce our rights in these patents. Any legal proceedings to maintain, defend or enforce our patent rights can be lengthy and costly, with no guarantee of success.
     A claim by third parties that our current products or products under development allegedly infringe their patent rights could have a material adverse effect on us. We are aware that others have obtained or are pursuing patent protection for various aspects of the design, production and manufacturing of continence care products. The medical device industry is characterized by frequent and substantial intellectual property litigation, particularly with respect to newly developed technology. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. An adverse determination in any such proceeding could subject us to significant liabilities to third parties, require disputed rights to be licensed from such parties, if licenses to such rights could be obtained, and/or require us to cease using such technology. There can be no assurance that if such licenses were obtainable, they would be obtainable at costs reasonable to us. If forced to cease using such technology, there can be no assurance that we would be able to develop or obtain alternate technology. Additionally, if third party patents containing claims affecting our technology are issued and such claims are determined to be valid, there can be no assurance that we would be able to obtain licenses to such patents at costs reasonable to us, if at all, or be able to develop or obtain alternate technology. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, using or selling certain of our products, which could have a material adverse effect on our business, financial condition and results of operations.
     We also rely on proprietary manufacturing processes and techniques, materials expertise and trade secrets applicable to the manufacture of our products. We seek to maintain the confidentiality of this proprietary information. There can be no assurance, however, that the measures taken by us will provide us with adequate protection of our proprietary information or with adequate remedies in the event of unauthorized use or disclosure. In addition, there can be no assurance that our competitors will not independently develop or otherwise gain access to processes, techniques or trade secrets that are similar or superior to ours. Finally, as with patent rights, legal action to enforce trade secret rights can be lengthy and costly, with no guarantee of success.
Government Regulation
     The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. In the United States, the medical devices manufactured and sold by us are subject to laws and regulations administered by the FDA, including regulations concerning the prerequisites to commercial marketing, the conduct of clinical investigations, compliance with QSR and labeling.
     A manufacturer may seek from the FDA market authorization to distribute a new medical device by filing a 510(k) Premarket Notification to establish that the device is “substantially equivalent” to medical devices legally marketed in the United States prior to the Medical Device Amendments of 1976. A manufacturer may also seek market authorization for a new medical device through the more rigorous Premarket Approval (“PMA”) application process, which requires the FDA to determine that the device is safe and effective for the purposes intended. All of our marketed products have received FDA marketing authorization pursuant to 510(k) notifications or PMA approval.
     We are also required to register with the FDA as a medical device manufacturer. As such, our manufacturing facilities are inspected on a routine basis for compliance with QSR. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and quality control activities. As a medical device manufacturer, we are further required to comply with FDA requirements regarding the reporting of adverse events associated with the use of our medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. FDA regulations also govern product labeling and can prohibit a manufacturer from marketing an approved device for unapproved applications. If the FDA believes that a manufacturer is not in compliance with the law, it can institute enforcement proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the manufacturer, its officers and employees.
     Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences may affect the efficiency and timeliness of international market introduction of our products. For countries in the European Union (“EU”), medical devices must display a CE mark before they may be imported or sold. In order to obtain and maintain the CE mark, we must comply with the Medical Device Directive and pass an initial and annual facilities audit inspections to ISO 13485 standards by an EU inspection agency. We have obtained ISO 13485 quality system certification for the products we currently distribute into the EU. In order to maintain certification, we are required to pass annual facilities audit inspections conducted by EU inspectors.
     In addition, international sales of medical devices manufactured in the United States that have not been approved by the FDA for marketing in the United States are subject to FDA export requirements. These require that we obtain documentation from the medical device regulatory authority of the destination country stating that sale of the medical device is not in violation of that country’s medical device laws, and, under some circumstances, may require us to apply to the FDA for permission to export a device to that country.
Third Party Reimbursement
     In the United States, healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, Medicaid, private health insurance plans and managed care organizations, to reimburse all or a portion of the cost of the devices. The Medicare program is funded and administered by the federal government, while the Medicaid program is jointly funded by the federal government and the states, which administer the program under general federal oversight. We believe our currently marketed products are generally eligible for coverage under these third party reimbursement programs. In some instances, we have received Medicare reimbursement for the FemSoft Insert, and several private health insurance plans also offer this reimbursement. The competitive position of certain of our products may be partially dependent upon the extent of reimbursement for our products.
     In foreign countries, the policies and procedures for obtaining third party payment of reimbursement for medical devices vary widely. Compliance with such procedures may delay or prevent the eligibility of our branded and/or private label products for reimbursement, and have an adverse effect on our ability to sell our branded or private label products in a particular foreign country.
Private Label Distribution Agreements
     We supply a number of medical product companies with products on a private label basis. Our practice has been to enter into written agreements with these distributors of our products.
     In two instances to date, we have entered into agreements with distributors providing for certain exclusive marketing and distribution rights. In fiscal 2002, we entered into an agreement with Coloplast granting Coloplast exclusive marketing and distribution rights with respect to our Release-NF Foley catheters in certain geographic areas. In fiscal 2003, we entered into an agreement with Hollister granting exclusive marketing and distribution rights in certain geographic areas with respect to our hydrophilic intermittent catheters. The agreement with Hollister was amended in December 2006, and continues through December 31, 2008, although on a non-exclusive basis.
Environmental Matters
     We and the industry in which we compete are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. Our policy is to comply with all applicable environmental, health and safety laws and regulations. These laws and regulations are constantly evolving and it is difficult to predict accurately the effect they will have on us in the future. Compliance with applicable environmental regulations and controls has not had, nor are they expected to have in the future, any material impact on our capital expenditures, earnings or competitive position.
Employees
     As of September 30, 2006, we employed 213 full-time employees, of whom 171 were in manufacturing, and the remainder in marketing and sales, research and development and administration. We are not a party to any collective bargaining agreement and believe our employee relations are good.
Executive Officers of the Registrant
     Our executive officers are as follows:

Name	Age	Position
Anthony J. Conway	62	Chairman of the Board, Chief Executive Officer, President and Secretary
David A. Jonas	42	Chief Financial Officer and Treasurer
Philip J. Conway	50	Vice President, Production Technologies
Dara Lynn Horner	48	Vice President, Marketing
Martyn R. Sholtis	47	Corporate Vice President

     Anthony J. Conway, one of our founders, has served as our Chairman of the Board, Chief Executive Officer, President and Secretary since May 1988. In addition to his duties as Chief Executive Officer, Mr. Anthony Conway actively contributes to our research and development and design activities. From 1979 to March 1988, he was President, Secretary and Treasurer of Arcon Corporation, a company that he co-founded with Philip J. Conway in 1979 to develop, manufacture and sell latex-based male external catheters and related medical devices. Prior to founding Arcon, Mr. Anthony Conway worked for twelve years for International Business Machines Corporation in various research and development capacities. Mr. Anthony Conway is one of the named inventors on numerous patent applications that have been assigned to us, of which to date 20 have resulted in issued U.S. patents and 32 have resulted in issued foreign patents.
     David A. Jonas has served as our Treasurer since November 2000 and as our Chief Financial Officer since May 2001. From June 1, 1998 until May 2001, Mr. Jonas served as our Controller. From August 1999 until October 2001, Mr. Jonas served as our Director of Operations and had principal responsibility for our operational activities. Since November 2000, Mr. Jonas has had principal responsibility for our financial activities. Prior to joining us, Mr. Jonas was employed in various financial, financial management and operational management positions with Polaris Industries, Inc. from January 1989 to June 1998. Mr. Jonas holds a BS degree in Accounting from the University of Minnesota and is a certified public accountant.
     Philip J. Conway, one of our founders, has served as our Vice President of Production Technologies since August 1999. From 1988 to July 1999, Mr. Philip Conway served as our Vice President of Operations. Mr. Philip Conway is responsible for plant design as well as new product and production processes, research, design and development activities. Since November 2001, he has had principal responsibility for our operational activities. From 1979 to March 1988, Mr. Philip Conway served as Plant and Production Manager of Arcon Corporation. Prior to joining Arcon, Mr. Philip Conway was employed in a production supervisory capacity by AFC Corp., a manufacturer and fabricator of fiberglass, plastics and other composite materials. He is one of the named inventors on numerous patent applications that have been assigned to us, of which to date 20 have resulted in issued U.S. patents and 32 have resulted in issued foreign patents.
     Dara Lynn Horner joined us in November 1998 and serves as our Vice President of Marketing. From November 1998 until November 1999, Ms. Horner served as Marketing Director for our FemSoft Insert product line. Ms. Horner has principal responsibility for management of our marketing activities. From 1990 until joining us in 1998, Ms. Horner was employed by Lake Region Manufacturing, Inc., a medical device manufacturer, most recently as Marketing Director.
     Martyn R. Sholtis joined us in April 1992 and serves as our Corporate Vice President. Mr. Sholtis is responsible for all sales and for corporate business development activities. From 1985 to 1992, Mr. Sholtis was employed by Sherwood Medical, a company that manufactured and sold a variety of disposable medical products including urological catheters, most recently as Regional Sales Manager for the Nursing Care Division.
     Messrs. Anthony J. Conway, Philip J. Conway and Peter R. Conway, a director of the company, are brothers.
Recent Developments
     On June 2, 2006, we, through our subsidiary Rochester Medical Limited, completed the acquisition of certain assets of Coloplast A/S and Mentor Medical Limited (“MML”). We paid a cash purchase price of $9.3 million at closing, and agreed to pay an additional $5.3 million in five equal installments over five years. We acquired certain assets, including certain trademarks, related to sales of male external catheters in the United Kingdom. The assets also included MML’s sales offices and warehouse facility in Lancing, England. We also purchased approximately $160,000 of inventory to be sold in the United Kingdom.
     We also entered into a separately negotiated Private Label Distribution Agreement with Coloplast under which we will supply silicone MECs to Coloplast, which will be sold under Coloplast’s brands worldwide excepting the United Kingdom. The Private Label Distribution Agreement specifies annual minimum purchases of silicone MECs by Coloplast. Coloplast will also supply us with our requirement of latex male external catheters which we will sell in the United Kingdom under our newly acquired Freedom ® and Freedom Plus ® brands.
     On June 2, 2006, we separately completed the acquisition of certain assets owned and used by Mentor Corporation in its silicone MEC business. We paid $750,000 for certain equipment and other tangible assets in Mentor’s facility in Anoka, Minnesota, and purchased certain inventory, work-in-progress and raw materials for the production of silicone MECs for approximately $879,000; we also leased the Anoka facility from Mentor for six months following the closing of the transaction. Upon the closing of the transactions, the existing Supply Agreement, Foley Catheter Sales and Distribution Agreement and MEC License and Sales

Distribution Agreement (including, but not limited to the Patent License and Technology License thereunder) between us and Mentor were terminated, and Mentor conveyed to us all intellectual property exclusively related to the manufacturing and sale of silicone male external catheters at the Anoka facility.
     On October 31, 2006, our Board of Directors declared a two-for-one stock split of our common stock. As a result of the stock split, on November 17, 2006, shareholders received one additional common share for each common share held on the record date of November 14, 2006.
     On November 6, 2006, we announced we had been awarded a national Group Purchasing Contract for urological products from Premier Purchasing Partners, L.P. (“Premier”). The agreement becomes effective March 1, 2007. Premier is one of the largest Group Purchasing Organizations in the United States with over $27 billion in contract purchases per year. Its members include more than 1,500 hospital facilities and hundreds of other care sites. The contract includes our Foley catheters (including its infection control catheters), MECs, intermittent catheters, and urethral inserts.
     On November 20, 2006, we announced that we had reached a settlement with Premier, Inc. and Premier Purchasing Partners, L.P. with respect to the lawsuit we initiated in February 2004 against certain GPOs and individual defendants alleging anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters. Under the settlement agreement, Premier will pay us $8,825,000 (net $5,155,000 after payment of attorneys’ fees and expenses) and will be dismissed from the lawsuit. On December 14, 2006, we announced we had reached a settlement with C.R. Bard, Inc., whereby C.R. Bard, Inc. will pay us $49,000,000 (net $33,450,000 after payment of attorneys’ fees and expenses) and will be dismissed from the lawsuit. The litigation continues against all other defendants in the case, which is scheduled for trial in May 2007.
     On December 11, 2006, we announced we had signed a new Private Label Agreement for supply of MECs to Hollister Incorporated for sale under the Hollister brand worldwide, excluding the United Kingdom, and also announced that we amended our 2003 OEM/Private Label Agreement. The two companies also agreed to terminate the Common Interest and Defense Agreement which we entered into in September, 2004 for the defense of our Hydrophilic Intermittent catheter technology with respect to the patent infringement action in the United Kingdom between Coloplast A/S and Hollister. We have agreed with Hollister to release each other from any claims under the Common Interest and Defense Agreement. In particular, we will not be required to pay any additional legal fees under the terminated agreement.
Information Available on Our Website
     Our corporate office is located at One Rochester Medical Drive, Stewartville, Minnesota 55976, and our telephone number is (507) 533-9600. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K available free of charge through our website, at www.rocm.com, as soon as reasonably practicable after we electronically file such material with (or furnish such material to) the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Form 10-K.
ITEM 1A. Risk Factors
     Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business, financial condition or results of operations.
A significant portion of our revenues come from a small number of customers
     We depend on a relatively small number of customers for a significant portion of our net sales. Our five largest customers in fiscal 2006 represented approximately 47% of our total net sales. Because our larger customers typically purchase products in relatively large quantities at a time, our financial performance can fluctuate from quarter to quarter depending upon the timing of their purchases. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales. Because our major customers represent such a large part of our business, the loss of any of our major customers could negatively impact our business.
     Our major customers may not continue to purchase products from us at current levels or at all. In the past, we have lost customers due to our customers’ changes in technology preferences, customers’ shifting production of products to internal facilities and the acquisition of our customers. We may lose customers in the future for similar reasons. We may not be able to expand our customer base to make up any sales shortfalls if we lose a major customer. Our attempt to diversify our customer base and reduce our reliance on particular customers may not be successful.
We depend on private label sales arrangements and third party distributors for a significant portion of our revenues, the loss of one or more of which could reduce our future sales revenue
     A significant portion of our net sales to date have depended on our ability to provide products that meet the requirements of medical product companies that resell or distribute our products, and on the sales and marketing efforts of such entities. Arrangements with these entities are likely to continue to be a significant portion of our revenues in the future. There can be no assurance that our purchasers and distributors will be able to successfully market and sell our products, that they will devote sufficient resources to support the marketing of any of our products, that they will market any of our products at prices which will permit such products to develop, achieve, or sustain market acceptance, or that they will not develop alternative sources of supply. The failure of our purchasers and distributors to continue to purchase products from us at levels reasonably consistent with their prior purchases or to effectively market our products could significantly reduce our future sales revenue.
Our products may not succeed in the market
     We have several products, including the antibacterial hydrophilic and antibacterial hydro intermittent catheters, the RELEASE-NF Catheter, and the FemSoft Insert, that represent new methods and improvements for urinary continence care. There can be no assurance that these products will gain any significant degree of market acceptance among physicians, healthcare payors and patients. Market acceptance of these products, if it occurs, may require lengthy hospital evaluations and/or the training of numerous physicians and clinicians, which could delay or dampen any such market acceptance. Moreover, approval of third party reimbursement for our products, competing products or alternative medical treatments, and our pricing policies will be important factors in determining market acceptance of these products. Any of the foregoing factors, or other factors, could limit or detract from market acceptance of these products. Insufficient market acceptance of these products could impact future sales revenue and have a material adverse effect on our business, financial condition and results of operations.
We may not succeed in establishing a separate brand identity for our Rochester Medical brand products
     Our success will depend on our ability to overcome established market positions of competitors and to establish our own market presence under the Rochester Medical brand name. One of the challenges facing us in this respect is our ability to compete with companies that offer a wider array of products to hospitals and medical care institutions, distributors and end users. In addition, we have been unsuccessful until recently in competing in the Group Purchasing Organization (GPO) market, where organizations such as hospitals, rehabilitation centers and acute care facilities acquire products not directly from manufacturers, but rather from distributors where pricing is determined under agreements between those distributors and GPOs. In November 2006, we announced we had been awarded a national GPO contract for urological products from Premier Purchasing Partners, L.P., one of the largest GPOs in the United States with over $27 billion in contract purchases per year. The contract includes our Foley catheters (including its infection control catheters), male external catheters, intermittent catheters, and urethral inserts. There can be no assurance, however, that the contract will generate significant sales, that the contract will be renewed beyond its initial 27-month term, or that contracts with other GPOs will follow. We may also find it difficult to sell our products due to the limited recognition of our brand name.
     In February 2004, we brought suit against certain GPOs and individual defendants alleging anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters, and seek an unspecified amount of damages and injunctive and other relief. In November 2006, we announced that we had reached a settlement with Premier, whereby Premier will pay us $8,825,000 (net $5,155,000 after payment of attorneys’ fees and expenses) and will be dismissed from the lawsuit. In December 2006, we announced that we had reached a settlement with C.R. Bard, Inc., whereby C.R. Bard will pay us $49,000,000 (net $33,450,000 after payment of attorneys’ fees and expenses) and will be dismissed from the lawsuit. The litigation continues against all other defendants in the case, which is scheduled for trial in May 2007. There can be no assurance that we will be successful in the lawsuit against the remaining defendants.
We face significant competition in the market for urinary continence products
     The medical products market in general is, and the markets for urinary continence care products in particular are, highly competitive. Many of our competitors have greater name recognition than us and offer well known and established products, some of which are less expensive than our products. As a result, even if we can demonstrate that our products provide greater ease of use, lifestyle improvement or beneficial effects on medical outcomes over the course of treatment, we may not be successful in capturing a significant share of the market. In addition, many of our competitors offer broader product lines than us, which may be a competitive advantage in obtaining contracts with GPOs, and may adversely affect our ability to obtain contracts with such GPOs. Additionally, many of our competitors have substantially more marketing and sales experience than us and substantially larger sales forces and greater resources to devote to such efforts. There can be no assurance that we will be able to compete successfully against such competitors.
Our products may become obsolete if we are unable to anticipate and adapt to new treatments or techniques
     Urinary continence care can be managed with a variety of alternative medical treatments and management products or techniques, including adult diapers and absorbent pads, surgery, behavior therapy, pelvic muscle exercise, implantable devices, injectable materials and other medical devices. Manufacturers of these products or techniques are engaged in research to develop more advanced versions of current products and techniques. Many of the companies that are engaged in such development work have substantially greater capital resources than us and greater expertise than us in research, development and regulatory matters. There can be no assurance that our products will be able to compete with existing or future alternative products, techniques or therapies, or that advancements in existing products, techniques or therapies will not render our products obsolete.
We have a limited history of profitability and may experience future losses
     Prior to fiscal 2003, we generated only limited revenues and experienced net losses. Net income for the fiscal years ended September 30, 2006, 2005, 2004 and 2003 was $1,959,000, $934,000, $747,000 and $330,000, respectively, while the net loss for the fiscal year ended September 30, 2002 was $1.4 million. We had an accumulated deficit of approximately $20.1 million at September 30, 2006. A substantial portion of the expenses associated with our manufacturing facilities are fixed in nature (i.e. depreciation) and will reduce our operating margin until such time, if ever, as we are able to increase utilization of our capacity through increased sales of our new products. As a result, there can be no assurance that we will ever generate substantial revenues or sustain profitability. Although we achieved profitability in fiscal years 2003 through 2006, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.
Our products and manufacturing activities are subject to extensive governmental regulation that could prevent us from selling our products or introducing new and/or improved products in the United States or internationally
     Our products, product development activities and manufacturing processes are subject to extensive regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction of medical devices as well as manufacturing, labeling and record keeping procedures for such products. The process of obtaining marketing clearance for new medical products from the FDA can be costly and time consuming, and there can be no assurance that such clearance will be granted timely, if at all, for our products in development, or that FDA review will not involve delays that would adversely affect our ability to commercialize additional products or to expand permitted uses of existing products. Even if regulatory clearance to market a product is obtained from the FDA, this clearance may entail limitations on the indicated uses of the product. Marketing clearance can also be withdrawn by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance.
     We may be required to make further filings with the FDA under certain circumstances, such as the addition of product claims or product reformulation. The FDA could also limit or prevent the manufacture or distribution of our products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretation made by the FDA or other regulatory bodies, which may have retroactive effect, will not adversely affect us. The FDA and various state agencies inspect us and our facilities from time to time to determine whether we are in compliance with regulations relating to medical device manufacturing companies, including regulations concerning design, manufacturing, testing, quality control and product labeling practices. A determination that we are in material violation of such regulations could lead to the imposition of civil penalties, including fines, product recalls, product seizures, or, in extreme cases, criminal sanctions.
     A portion of our revenues are dependent upon sales of our products outside the United States. Foreign regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We rely on our third-party foreign distributors to comply with certain foreign regulatory requirements. The inability or failure of us or such foreign distributors to comply with varying foreign regulations or the imposition of new regulations could restrict the sale of our products internationally and thereby adversely affect our business, financial condition and results of operations.

Our success may depend on the ability of healthcare providers to achieve adequate levels of third-party reimbursement
     In the United States, healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, Medicaid, private health insurance plans and managed care organizations, to reimburse all or a portion of the cost of the devices. Third party payors are increasingly challenging the pricing of medical products and procedures they consider unnecessary, inappropriate, not cost effective, experimental or used for a non approved indication. Even if a medical device is eligible for reimbursement, the level of reimbursement may not be adequate to enable us to achieve or maintain market acceptance of our products or maintain price levels that exceed our costs of developing and manufacturing our products.
     We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on us. Reforms may include mandated basic health care benefits, limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, greater reliance on prospective payment systems, the creation of large insurance purchasing groups and fundamental changes to the health care delivery system. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies. We cannot predict whether any reform proposals will be adopted or what impact they may have on us.
     Reimbursement systems in international markets vary significantly by country and by region within some countries. Many international markets have government managed health care systems that control reimbursement for new devices and procedures. In most international markets, there are private insurance systems as well as government managed systems. We cannot assure you that reimbursement for our products will be available in international markets under either government or private reimbursement systems.
We depend on certain key personnel, the loss of whom could harm our business
     If we are unable to attract, train and retain highly-skilled technical, managerial, sales and marketing personnel, we may be at a competitive disadvantage and unable to develop new products or increase revenue. We may grant large numbers of options to attract and retain personnel, which could be highly dilutive to our shareholders. The failure to attract, train, retain and effectively manage employees could negatively impact our research and development and sales efforts. In particular, the loss of sales personnel could lead to lost sales opportunities because it can take several months to hire and train replacement sales personnel. Uncertainty created by turnover of key employees could adversely affect our business, operating results and stock price.
We depend on a few suppliers for key components, making us vulnerable to supply shortages and price fluctuation
     We obtain certain raw materials and components for a number of our products from a sole supplier or limited number of suppliers; we have no long-term supply contracts with any of our vendors. While it is our goal to have multiple sources to procure certain key components, in some cases it is not economically practical or feasible to do so. To mitigate this risk, we maintain an awareness of alternate supply sources that could provide our currently single-sourced raw materials or components with minimal or no modification to the current version of our products, practice supply chain management, maintain safety stocks of critical raw materials and components and have arrangements with our key suppliers to manage the availability of critical components. Despite these efforts, if our suppliers are unable to provide us with an adequate supply of raw materials or components in a timely manner, or if we are unable to locate qualified alternate suppliers for components at a reasonable cost, the cost of our products would increase, the availability of our products to our customers would decrease and our ability to generate revenues could be materially limited. Additionally, in the event that we have to replace a supplier, we may be required to repeat biocompatibility and other testing of our products using the material from the new supplier and may be required to obtain additional regulatory clearances.
All of our manufacturing operations are conducted at a single industrial park; therefore, any disruption at our existing facilities could substantially affect our business
     We manufacture our products at one industrial park using certain specialized equipment. Although we have contingency plans in effect for certain natural disasters, as well as other unforeseen events that could damage our facilities or equipment, any such events could materially interrupt our manufacturing operations. In the event of such an occurrence, we have business interruption insurance to cover lost revenues and profits. However, such insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with existing customers created by an inability to produce our products.

We depend on patents and proprietary rights, which we may not be able to protect
     Our success may depend in part on our ability to obtain patent protection for our products and manufacturing processes, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the scope of any patent protection under our current patents, or under any patent we might obtain in the future, will exclude competitors or provide competitive advantages to us; that any of our patents will be held valid if subsequently challenged; or that others will not claim rights in or ownership of the patents and other proprietary rights held by us. There can be no assurance that our technology, current or future products or activities will not be deemed to infringe upon the rights of others. Furthermore, there can be no assurance that others have not developed or will not develop similar products or manufacturing processes, duplicate any of our products or manufacturing processes, or design around our patents. We also rely upon unpatented trade secrets to protect our proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent technology or otherwise gain access to our proprietary technology or disclose such technology or that we can ultimately protect meaningful rights to such unpatented proprietary technology.
We may face intellectual property infringement claims that would be costly to resolve
     The medical device industry is characterized by frequent and substantial intellectual property litigation, particularly with respect to newly developed technology. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the ownership, scope or validity of the proprietary rights of us and others. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any such litigation, regardless of outcome, could result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. As a result, a claim by a third party that our current products or products in development allegedly infringe its patent rights could have a material adverse effect on us. Moreover, an adverse determination in any such proceeding could subject us to significant liabilities to third parties, require disputed rights to be licensed from such parties, if licenses to such rights could be obtained, and/or require us to cease using such technology. If third party patents containing claims affecting our technology were issued and such claims were determined to be valid, there can be no assurance that we would be able to obtain licenses to such patents at costs reasonable to us, if at all, or be able to develop or obtain alternate technology. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, using or selling certain of our products, which could have a material adverse effect on our business, financial condition and results of operations.
We may face product liability claims that could result in costly litigation and significant liabilities
     The medical products industry is subject to substantial product liability litigation, and we face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse effects to a patient. Although we have not experienced any product liability claims to date, any such claims could have a material adverse effect on us, including on market acceptance of our products. We maintain general insurance policies that include coverage for product liability claims. The policies are limited to an aggregate maximum of $6 million per product liability claim, with an annual aggregate limit of $7 million under the policies. We have an additional $4 million of coverage per product liability claim and annual aggregate limit related to the United Kingdom. We may require increased product liability coverage as new products are developed and commercialized. There can be no assurance that liability claims will not exceed the coverage limits of our policies or that adequate insurance will continue to be available on commercially reasonable terms, if at all. A product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.
International operations will expose us to additional risks
     We are marketing and will continue to market and sell our products either through a direct sales force or through distributors in international markets, subject to our receipt of the requisite foreign regulatory approvals. We have distribution arrangements with approximately 10 distributors in international markets. We cannot assure you that international distributors for our products will devote adequate resources to selling and servicing our products.
     Our international sales are subject to several risks, including:
•	the ability of our independent distributors to market and sell our products;

•	our ability to identify new independent distributors in international markets where we do not currently have distributors;

•	the impact of recessions in economies outside the United States;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	unexpected changes in regulatory requirements, tariffs or other trade barriers;

•	weaker intellectual property rights protection in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability.
     The occurrence of any of these events could seriously harm our future international sales and our ability to successfully commercialize our products in international markets, thereby limiting our growth and revenues.
     Our business is also expected to subject us and our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which we operate or our products are sold. We may depend on foreign distributors and agents for compliance and adherence to foreign laws and regulations.
We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements
     The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we will be required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.
     In addition, the Sarbanes-Oxley Act, together with new rules subsequently implemented by the Securities and Exchange Commission and Nasdaq, have imposed various new requirements on public companies, including requiring certain corporate governance practices. These rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
We may be unable to meet our future capital requirements
     We believe our existing resources and anticipated cash flows from operations and known cash settlements will be sufficient to satisfy our capital needs for the foreseeable future. However, our actual liquidity and capital requirements will depend on numerous factors, including the costs, method and timing of expansion of sales and marketing activities and manufacturing capacity; the amount of revenues from sales of our existing and new products, including hydrophilic and antibacterial intermittent catheters, the RELEASE-NF Catheter and the FemSoft Insert; changes in, termination of, and the success of, existing and new distribution arrangements; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments relating to regulatory and third party reimbursement matters; the cost and progress of our research and development efforts; opportunities for growth through acquisition, joint venture or other business combinations, if any; and other factors. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing, collaborate relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
     Our administrative offices and liquid encapsulation manufacturing facilities occupy a 66,000 square foot manufacturing and office facility on a 33-acre site owned by us and located in an industrial park in Stewartville, Minnesota. Our male external catheter and Foley catheter manufacturing facilities consists of a 34,000 square foot manufacturing and office building located on a nearby 3.5 acre site owned by us in the same industrial park. We also own a 13,000 square foot office building/warehouse in Lancing, England.
ITEM 3. Legal Proceedings
     We are plaintiff in a lawsuit titled Rochester Medical Corporation vs. C.R. Bard, Inc.; Tyco International (US), Inc.; Tyco Health Care Group, L.P.; Novation LLC; VHA, Inc.; Premier, Inc.; and Premier Purchasing Partners, in the United States District Court for the Eastern District of Texas, Civil Action No. 504-CV-060. This suit alleges anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters, and seeks an unspecified amount of damages and injunctive and other relief.
     On November 20, 2006, we announced that we had reached a settlement with Premier, Inc. and Premier Purchasing Partners, L.P. (“Premier”), whereby Premier will pay us $8,825,000 (net $5,155,000 after payment of attorneys’ fees and expenses) and will be dismissed from the lawsuit. On December 14, 2006, we announced we had reached a settlement with C.R. Bard, Inc., whereby C.R. Bard will pay us $49,000,000 (net $33,450,000 after payment of attorneys’ fees and expenses) and will be dismissed from the lawsuit. The litigation continues against all other defendants in the case, which is scheduled for trial in May 2007. We cannot estimate the prospects of a favorable outcome for this litigation.
     We are not involved in any other material legal proceedings.
ITEM 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2006.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is quoted on the Nasdaq Global Market under the symbol ROCM. The following table sets forth, for the periods indicated, the range of high and low last sale prices for our common stock as reported by the Nasdaq Global Market. On October 31, 2006, our Board of Directors declared a two-for-one stock split of our common stock. As a result of the stock split, on November 17, 2006, shareholders received one additional common share for each common share held on the record date of November 14, 2006. All share and per share amounts in this Form 10-K, including our financial statements, have been retroactively restated to reflect our stock split.

	High	Low
Fiscal 2005
First Quarter	$4.89	$4.26
Second Quarter	6.65	4.29
Third Quarter	6.14	4.75
Fourth Quarter	4.80	4.25
Fiscal 2006
First Quarter	$5.10	4.55
Second Quarter	6.37	5.08
Third Quarter	7.75	6.22
Fourth Quarter	8.12	7.05

     In December 1999, the Board of Directors authorized a stock repurchase program. Up to two million shares of our outstanding common stock may be repurchased under the program. Purchases may be made from time to time at prevailing prices in the open market and through other customary means. No time limit has been placed on the duration of the stock repurchase program and it may be conducted over an extended period of time as business and market conditions warrant. We also may discontinue the stock repurchase program at any time. The repurchased shares will be available for reissuance pursuant to employee stock option plans and for other corporate purposes. We intend to fund such repurchases with currently available funds. During fiscal 2006, we did not repurchase any shares of common stock.
     Pursuant to our employee stock plans relating to the grant of employee stock options and restricted stock awards, we have granted and may in the future grant employee stock options to purchase shares of our common stock for which the purchase price may be paid by means of delivery to us by the optionee of shares of our common stock that are already owned by the optionee (at a value equal to market value on the date of the option exercise). During the period covered by this report, no options to purchase shares of our common stock were exercised for which the purchase price was so paid.
Holders
     As of December 12, 2006, we had 131 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name.
Dividends
     We have paid no cash dividends on our common stock, and we do not intend to pay cash dividends on our common stock in the future.
ITEM 6. Selected Financial Data
     The following selected financial data of Rochester Medical Corporation as of September 30, 2006 and 2005 and for the three fiscal years ended September 30, 2006, 2005 and 2004 are derived from, and should be read together with, our financial statements audited by McGladrey Pullen LLP and Ernst & Young LLP, independent auditors, included elsewhere in this Form 10-K. The following selected financial data as of September 30, 2004, 2003 and 2002 and for the fiscal years ended September 30, 2003 and 2002 are derived from audited financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K. All share and per share data have been restated to reflect our 2 for 1 stock split on November 17, 2006.

	Fiscal Years Ended September 30,
	2006	2005	2004	2003	2002
	(In thousands, except for per share data)
Net sales	$21,666	$15,942	$15,011	$14,655	$11,076
Cost of sales	13,057	10,330	9,615	9,574	7,888

Gross profit	8,609	5,612	5,396	5,081	3,188
Operating expenses:
Marketing and selling	3,109	2,398	2,176	2,225	2,196
Research and development	760	730	706	875	835
General and administrative	3,345	2,127	1,857	1,809	1,763

Total operating expenses	7,214	5,255	4,739	4,909	4,794

Income (loss) from operations	1,395	357	657	172	(1,606)
Interest income (expense), net	(110)	124	90	158	212

Net income (loss) before income tax	1,287	481	747	330	(1,394)
Income tax benefit	672	454	—	—	—

Net income (loss)	$1,959	$935	$747	$330	$(1,394)

Net income (loss) per common share — basic	$.18	$.09	$.07	$.03	$(.13)
Net income (loss) per common share — diluted	$.17	$.08	$.07	$.03	$(.13)
Weighted average number of common shares outstanding — basic	11,068	10,932	10,868	10,760	10,658
Weighted average number of common shares outstanding — diluted	11,666	11,430	11,374	11,308	10,658

	As of September 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$2,907	$6,416	$5,872	$5,966	$4,464
Working capital	7,664	12,671	11,119	10,398	8,523
Total assets	35,952	22,209	21,384	21,125	19,636
Long-term debt and capital lease obligations	7,563	98	172	267	—
Accumulated deficit	(20,086)	(22,045)	(22,979)	(23,726)	(24,056)
Total shareholders’ equity	$23,097	$20,288	$18,888	$18,142	$17,144
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the narrative description of our business in Item 1 of Part I of our Annual Report on Form 10-K and our Consolidated Financial Statements, accompanying Notes and other information listed in the accompanying Financial Table of Contents.
Overview
     We develop, manufacture and market a broad line of innovative, technologically enhanced PVC-free and latex-free urinary continence and urine drainage care products for the extended care and acute care markets. Our products are comprised of our base products, which include our male external catheters and standard silicone Foley catheters, and our advanced products, which include our intermittent catheters, our anti-infection Foley catheters and our FemSoft Insert. We market our products under our Rochester Medical® brand, and also supply our products to several large medical product companies for sale under brands owned by these companies, which are referred to as private label sales. The primary markets for our products are distributors, extended care facilities and individual hospitals and healthcare institutions. We sell our products both in the domestic market and internationally. International sales accounted for approximately 49% of total sales in fiscal 2006 compared to 47% in fiscal 2005.
     Net sales for our fiscal year ended September 30, 2006 were $21.7 million, an increase of 35.9% from $15.9 million in the prior fiscal year. The increase in net sales was a result of an increase in both branded and private label sales. The increase in branded sales primarily was attributable to an increase of advanced products and increased sales in the United Kingdom related to the asset acquisition we completed in June 2006. Private label sales of both base products and advanced products were up over last year.
     Our five largest customers in fiscal 2006 represented approximately 47% of our total net sales. Because our larger customers typically purchase products in relatively large quantities at a time, our financial performance can fluctuate from quarter to quarter depending upon the timing of their purchases. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales.
     A significant portion of our net sales to date have depended on our ability to provide products that meet the requirements of medical product companies that resell or distribute our products, and on the sales and marketing efforts of such entities. Arrangements with these entities are likely to continue to be a significant portion of our revenues in the future, while we continue to establish our own market presence under the Rochester Medical brand name.
     Our manufacturing facilities, which we own, are located in Stewartville, Minnesota, and have been designed to accommodate the specialized requirements for the manufacture of medical devices, including FDA requirements for Quality System Regulation. A substantial portion of the expenses associated with our manufacturing facilities are fixed in nature (i.e. depreciation) and will reduce our operating margin until such time, if ever, as we are able to increase utilization of our capacity through increased sales of our new products.
     Recent events that have contributed to the recent growth of our business include:
•	On June 2, 2006, we, through our subsidiary Rochester Medical Limited, completed the acquisition of certain assets of Coloplast A/S (“Coloplast”) and Mentor Medical Limited (“MML”). Through the acquisition, we acquired certain assets, including certain trademarks, related to sales of male external catheters, or MECs, in the United Kingdom. The assets also included MML’s sales offices and warehouse facility in Lancing, England.
•	We also entered into a separately negotiated Private Label Distribution Agreement with Coloplast under which we will supply silicone MECs to Coloplast, which will be sold under Coloplast’s brands worldwide excepting the United Kingdom. The Private Label Distribution Agreement specifies annual minimum purchases of silicone MECs by Coloplast. Coloplast will also supply us with our requirement of latex MECs which we will sell in the United Kingdom under our newly acquired Freedom ® and Freedom Plus ® brands.

•	On June 2, 2006, we separately completed the acquisition of certain assets owned and used by Mentor Corporation (“Mentor”) in its silicone MEC business. We acquired certain equipment and other tangible assets in Mentor’s facility in Anoka, Minnesota, and purchased certain inventory, work-in-progress and raw materials for the production of silicone MECs; we also leased the Anoka facility from Mentor for six months following the closing of the transaction until we were able to transfer the assets to our Stewartville facilities. Upon the closing of the transactions, the existing Supply Agreement, Foley Catheter Sales and Distribution Agreement and MEC License and Sales Distribution Agreement (including, but not limited to the Patent License and Technology License thereunder) between us and Mentor were terminated, and Mentor conveyed to us all intellectual property exclusively related to the manufacturing and sale of silicone MECs at the Anoka facility.

•	On October 31, 2006, our Board of Directors declared a two-for-one stock split of the our common stock. As a result of the stock split, on November 17, 2006, shareholders received one additional common share for each common share held on the record date of November 14, 2006. All share and per share amounts in the discussion below have been restated to reflect our stock split.

•	On November 6, 2006, we announced we had been awarded a national Group Purchasing Contract for urological products from Premier Purchasing Partners, L.P. (“Premier”). The agreement becomes effective March 1, 2007. Premier is one of the largest Group Purchasing Organizations in the United States with over $27 billion in contract purchases per year. Its members include more than 1,500 hospital facilities and hundreds of other care sites. The contract includes our Foley catheters (including its infection control catheters), MECs, intermittent catheters, and urethral inserts.

•	On November 20, 2006, we announced that we had reached a settlement with Premier, Inc. and Premier Purchasing Partners, L.P. with respect to the lawsuit we initiated in February 2004 against certain GPOs and individual defendants alleging anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters. Under the settlement agreement, Premier will pay us $8,825,000 (net $5,155,000 after payment of attorneys’ fees and expenses) and will be dismissed from the lawsuit. On December 14, 2006, we announced we had reached a settlement with C.R. Bard, Inc., whereby C.R. Bard, Inc. will pay us $49,000,000 (net $33,450,000 after payment of attorneys’ fees and expenses), and will be released from the lawsuit. The litigation continues against all other defendants in the case, which is scheduled for trial in May 2007. We cannot estimate the prospects of a favorable outcome for this litigation.

•	On December 11, 2006, we announced we had signed a new Private Label Agreement for supply of MECs to Hollister Incorporated for sale under the Hollister brand worldwide, excluding the United Kingdom, and also announced that we amended our 2003 OEM/Private Label Agreement. The two companies also agreed to terminate the Common Interest and Defense Agreement which we entered into in September 2004 for the defense of our Hydrophilic Intermittent catheter technology with respect to the patent infringement action in the United Kingdom between Coloplast A/S and Hollister. We have agreed with Hollister to release each other from any claims under the Common Interest and Defense Agreement. In particular, we will not be required to pay any additional legal fees under the terminated agreement.
     Our net income increased 110% to $1,959,000 in fiscal 2006. Prior to fiscal 2003, we generated only limited revenues and experienced net losses. Net income for the fiscal years ended September 30, 2005, 2004 and 2003 was $934,000, $747,000 and $330,000, respectively, while the net loss for the fiscal year ended September 30, 2002 was $1.4 million. We had an accumulated deficit of approximately $20.1 million at September 30, 2006.

Application of Critical Accounting Policies
     Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our financial statements.
Inventories
     Inventories are valued at the lower of cost, with cost being determined using a standard cost method, which approximates average cost, or the current estimated market value of the inventory. Our policy is to establish an excess and obsolete reserve for our products in excess of the expected demand for such products. At September 30, 2006, this reserve was $82,000, compared to $100,000 at September 30, 2005. If actual future demand or market conditions differ from those projected by us, additional inventory valuation adjustments may be required. These valuation adjustments would be included in cost of goods sold.
Accounts Receivable
     We maintain an allowance for doubtful accounts, which is calculated by a combination of specific account identification as well as percentages of past due balances. At September 30, 2006, this allowance was $56,000 compared to $94,000 at September 30, 2005. If actual future collections or customer conditions differ from those projected by us, additional receivables valuation adjustments may be required.
Revenue Recognition
     We recognize revenue from product sales upon shipment when title transfers to customers. Amounts received for upfront license fees under multiple-element supply and distribution arrangements are deferred and recognized over the period of supply, if such arrangements require our on-going services or performance.
Stock-Based Compensation
     We adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment on October 1, 2005. SFAS 123R requires us to measure and recognize in our consolidated statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected future performance of our stock. An increase in the volatility of our stock price or an increase in the average period before exercise will increase the amount of compensation expense on new awards. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in compensation expense and an increase in the risk-free interest rate will increase compensation expense. We believe the assumptions used in computing our compensation expense for the year ended September 30, 2006 are appropriate.
Income Taxes
     The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized. During 2005 management concluded that we had attained a sufficient level of sustained profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. Considering projected levels of future income management reduced the valuation allowance by $454,000 during 2005. As a result of the asset acquisition in fiscal 2006 discussed above, management further reduced the valuation allowance by approximately $777,000 to reflect management’s revised and increased estimates of future taxable income. For the year ended September 30, 2006, we had a $7.1 million valuation allowance related to our net deferred tax assets of $8.3 million. On December 14, 2006, we announced a settlement agreement with C.R. Bard, Inc. that management believes will significantly reduce the valuation allowance in the first quarter of fiscal 2007 as a result of this subsequent event. In the event we determine that we are able to realize additional deferred tax assets in the future, an adjustment to the deferred tax asset will increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance.
Goodwill
     We record as goodwill the excess of purchase price over the fair value of the identifiable tangible and intangible net assets acquired as prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill and intangibles with indefinite useful lives are not amortized. This standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. Intangible assets with finite lives are amortized over their estimated useful lives.
Long-Lived Assets
     We review our long-lived assets for impairment as prescribed by SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that our carrying value of long-lived assets may not be recoverable. Long-lived assets are considered not recoverable when the carrying amount of a long-lived asset (asset group) exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). If it is determined that a long-lived asset (asset group) is not recoverable, an impairment loss is recorded equal to the excess of the carrying amount of the long-lived asset (asset group) over the long-lived asset’s (asset group’s) fair value. Fair value is the amount at which the long-lived asset (asset group) could be bought or sold in a current transaction between a willing buyer and seller, other than in a forced or liquidation sale.
Results of Operations
     The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net sales:

	Fiscal Years Ended September 30,
	2006	2005	2004
Total net sales	100%	100%	100%
Cost of sales	60	65	64

Gross margin	40	35	36
Operating expenses:
Marketing and selling	14	15	15
Research and development	4	5	5
General and administrative	15	13	12

Total operating expenses	33	33	32

Income from operations	7	2	4
Interest income (expense), net	(1)	1	1

Income before income taxes	6%	3%	5%

     Our products are comprised of our base products, which include our male external catheters and standard silicone Foley catheters, and our advanced products, which include our intermittent catheters, our anti-infection Foley catheters and our FemSoft Insert. The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	Fiscal Years Ended September 30,
	2006			2005			2004
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$5,596	$4,406	$10,002	$4,100	$4,156	$8,256	$3,660	$3,900	$7,560
Advanced products	646	100	682	250	139	389	725	154	879

Total private label sales	6,242	4,506	10,684	4,350	4,295	8,645	4,385	4,054	8,439

Branded sales:
Base products	3,368	5,706	9,138	3,208	2,893	6,101	3,027	2,618	5,645
Advanced products	1,383	461	1,844	884	312	1,196	575	352	927

Total branded sales	4,751	6,167	10,982	4,092	3,205	7,297	3,602	2,970	6,572

Total net sales:	$10,993	$10,673	$21,666	$8,442	$7,500	$15,942	$7,987	$7,024	$15,011

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005
     Net Sales. Net sales increased 35.9% to $21.7 million in fiscal 2006 from $15.9 million in the prior fiscal year. The increase in net sales was a result of an increase in branded and private label sales. The increase in branded sales primarily was attributable to increased sales of advanced products and increased sales in the United Kingdom related to the asset acquisition. Private label sales of both base products and advanced products were up over last year.
     Gross Margin. Our gross margin was 40% in fiscal 2006 compared to 35% in the prior fiscal year. Our increase in gross margin in fiscal 2006 was primarily due to increased sales.
     Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense increased 30% in fiscal 2006 as compared to fiscal 2005, with marketing and selling expense of approximately $3.1 million in fiscal 2006 and $2.4 million in fiscal 2005. The increase in marketing and selling expense is primarily related to increased sales personnel and related expenses of $654,000 incurred through the addition of our new U.K. operations, and $132,000 related to stock options in accordance with the new reporting requirements of SFAS 123(R). Marketing and selling expense as a percentage of net sales for fiscal 2006 was 14% compared to 15% for fiscal 2005.
     Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense increased 4% to $0.8 million in fiscal 2006 from $0.7 million in the prior fiscal year. The increase in research and development expense relates primarily to increased compensation expense of $63,000 and $60,000 related to stock options in accordance with the new reporting requirements of SFAS 123(R), offset by a decrease in product development costs. Research and development expense as a percentage of net sales for fiscal 2006 was 4% and fiscal 2005 was 5%.
     General and Administrative. General and administrative expense primarily includes payroll expense related to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel and accounting advisors. General and administrative expense increased 57% to $3.3 million in fiscal 2006 from $2.1 million in the prior fiscal year. The increase in general and administrative expense is primarily related to increased administrative costs of $289,000 associated with the addition of our U.K. operations, $197,000 of compensation expense for bonus compensation under our annual incentive program, $239,000 of depreciation and amortization related to the U.K. addition, $50,000 in professional fees and $408,000 related to stock options in accordance with the new reporting requirements of SFAS 123(R). General and administrative expense as a percentage of net sales for fiscal 2006 and fiscal 2005 was 15% and 13%, respectively.
     Interest Income. Interest income increased 59% to $220,000 in fiscal 2006 from $139,000 in the prior fiscal year offset by a loss on sale of investments of $104,000. The increase reflects significantly higher cash positions and an overall higher interest rate on investments during the first eight months of the year reduced by the sale of investments used to fund our purchase of certain assets from Mentor and Coloplast in June 2006 transactions.
     Interest Expense. Interest expense increased to $225,000 in fiscal 2006 from $15,000 in fiscal 2005. The increase in interest expense reflects increases in debt used to partially finance our asset acquisitions discussed above.
     Income Taxes. We had a history of pre-tax losses and until fiscal 2003 had not generated taxable income. While we had pre-tax income in fiscal 2006, 2005, 2004 and 2003, we utilized a portion of our net operating loss carryforward for which no deferred income tax asset was recorded. Therefore, no federal income tax was due for fiscal 2006, 2005, 2004 or fiscal 2003, and no federal income tax expense was recorded. Income taxes payable are a result of taxable income in the United Kingdom.
     We established a deferred tax asset of $454,000 in fiscal 2005. As a result of the asset acquisition discussed above, management further reduced our deferred tax valuation allowance by approximately $777,000 to reflect management’s revised and increased estimates of future taxable income. Accordingly, the net deferred income tax asset as of September 30, 2006, represents an estimate of the tax benefit to be realized based on projected taxable income over the next three years with a corresponding reduction in our deferred tax asset related to the tax loss carryforward. We have established a valuation allowance against the remaining amount of our deferred tax assets. We believe the settlement agreement with C.R. Bard will significantly reduce the valuation allowance in the first quarter of fiscal 2007 as a result of this subsequent event.
     As of September 30, 2006, we have $21.6 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in 2009. Future expiration by year is as follows: 2009: $589,000; 2010: $1,302,000: 2011: $1,147,000 and thereafter, $18,562,000. In addition, under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.
     Net Income. Our net income increased 110% to $1,959,000 in fiscal 2006. Increased sales and gross margin, along with the increase in our deferred tax assets were partially offset by higher operating expenses.
Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004
     Net Sales. Net sales increased 6.2% to $15.9 million in fiscal 2005 from $15.0 million in the prior fiscal year. The increase in net sales primarily was attributable to an increase in branded sales as we continued to increase sales of advanced products. The increase in private label sales of base products was partially offset by a decrease in sales of advanced products, primarily attributable to lower sales in Europe as a result of the patent dispute between Coloplast and Hollister Incorporated, a significant customer of ours. Coloplast commenced suit against Hollister in the United Kingdom in September 2004 alleging that the Hydrophilic Catheter packaging configuration infringed Coloplast’s European patent. The European Patent Office deemed Coloplast’s packaging patent invalid.
     Gross Margin. Our gross margin was 35% in fiscal 2005 compared to 36% in the prior fiscal year. Our decrease in gross margin in fiscal 2005 was primarily due to inefficiencies in manufacturing of newly introduced products.
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
     Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense remained relatively flat at $0.7 million in fiscal 2005 compared to the prior fiscal year. Research and development expense as a percentage of net sales for fiscal 2005 and fiscal 2004 was 5%.
     General and Administrative. General and administrative expense primarily includes payroll expense related to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel and accounting advisors. General and administrative expense increased 15% to $2.1 million in fiscal 2005 from $1.9 million in the prior fiscal year. The increase in general and administrative expense primarily reflects increased costs associated with being a public company, including legal, audit and shareholder services. General and administrative expense as a percentage of net sales for fiscal 2005 and fiscal 2004 was 13% and 12%, respectively.
     Interest Income, Net. Interest income, net, increased 38% to $124,000 in fiscal 2005 from $90,000 in the prior fiscal year. The increase in net interest income primarily reflects generally higher interest rates in fiscal 2005, as well as lower interest expense relating to debt incurred by us in purchasing real property in fiscal 2003.
     Income Taxes. We had a history of pre-tax losses and until fiscal 2003 had not generated taxable income. While we had pre-tax income in fiscal 2005, 2004 and 2003, we utilized a portion of our net operating loss carryforward for which no deferred tax asset was recorded and therefore, no federal income taxes are due for fiscal 2005, 2004 or fiscal 2003.

     We established a deferred tax asset of $454,000 in fiscal 2005, which represents an estimate of the tax benefit to be realized based on projected taxable income over the next three years with a corresponding reduction in our reserve for tax loss carryforward. We established a valuation allowance against the remaining amount of our deferred tax asset.
     As of September 30, 2005, we had $23.5 million of federal net operating loss carryforwards available to offset future taxable income which began to expire in 2007.
     Net Income. Our net income increased 25% to $934,000 in fiscal 2005. Increased sales and gross margin, along with the booking of our deferred tax asset was partially offset by higher operating expenses.
Liquidity and Capital Resources
     We have historically financed our operations primarily through public offerings and private placements of our equity securities, and have raised approximately $40.7 million in net proceeds since our inception.
     Our cash, cash equivalents and marketable securities were $2.9 million at September 30, 2006 compared with $6.4 million at September 30, 2005.
     We generated a net $2.8 million of cash in operating activities during the year compared with $602,000 for the same period last year. Cash flow provided by operating activities in 2006 was comprised of net income of $1,959,000 reduced by an increase in net working capital components and increased by net non-cash charges of $908,000, primarily depreciation and amortization of $1,242,000 and stock based compensation of $600,000 partially offset by the increase in deferred income taxes of $777,000 and the reduction of deferred revenue of $157,000. Significant working capital changes are as follows:
•	$1,289,000 increase in accounts receivable reflecting increasing sales activity over prior year.

•	$706,000 increase in inventory for the reason stated above.

•	$995,000 increase in accounts payable relating to timing of payments and increased volume over fiscal 2005.

•	$983,000 increase in accrued expenses primarily related to VAT and income taxes payable in the United Kingdom as a result of the asset acquisition from Coloplast.
     In fiscal 2002, we entered into an agreement with Coloplast granting Coloplast exclusive marketing and distribution rights with respect to our Release-NF Foley catheters in certain geographic areas. Coloplast paid us $1,000,000 for these exclusive rights. In addition, during the fiscal quarter ended September 30, 2003, we entered into an agreement granting Hollister Inc. exclusive marketing and distribution rights in certain geographic areas with respect to our hydrophilic intermittent catheters in exchange for a cash payment of $200,000. In accordance with generally accepted accounting principles, we are recognizing these amounts over the terms of the respective agreements.
     During fiscal 2006, our working capital position, excluding cash and marketable securities, increased by $1,008,000. Accounts receivable balances increased 40% or $1,289,000 during the fiscal year primarily due to increased sales. Inventories as of September 30, 2006 increased $706,000 or 18% over fiscal 2005 as a result of increased sales. Other current assets were relatively flat with fiscal 2005. Current liabilities increased $3.6 million during the year as a result of the asset acquisition from Mentor and Coloplast. Some of the factors that contributed to the increase in current liabilities are VAT and income taxes payable in the United Kingdom, increased accrual for executive compensation, and current maturities of debt related to the asset acquisitions mentioned above. Changes in other asset and liability balances related to timing of expense recognition.
     Investing activities, primarily capital expenditures related to the asset acquisitions from Mentor and Coloplast and the sale of marketable securities, used net cash of $5.9 million in fiscal 2006.
     On June 2, 2006, we, through our subsidiary Rochester Medical Limited, completed the acquisition of certain assets of Coloplast and MML, pursuant to an agreement dated May 17, 2006. We paid a cash purchase price of $9.3 million at closing, and agreed to pay an additional $5.3 million in equal installments over five years, plus or minus an amount based on units sold over the five year period. Based on current sales volumes, we do not currently project a material change to the purchase price based on this provision. As provided in the agreement, we acquired certain assets, including certain trademarks, related to sales of MECs in the United Kingdom. The assets also include MML’s UK Dispensing Appliance Contractor License and its sales offices and warehouse facility in Lancing, England. We also purchased approximately $160,000 of inventory to be sold in the United Kingdom.

     On June 2, 2006, we completed the acquisition of certain assets owned and used by Mentor Corporation in its silicone MEC business. Pursuant to the Asset Purchase Agreement, we paid $750,000 for certain equipment and other tangible assets in Mentor’s facility in Anoka, Minnesota, and purchased certain inventory, work-in-progress and raw materials for the production of silicone MECs for approximately $879,000; we also leased the Anoka facility from Mentor for six months following the closing of the transactions. Upon the closing of the transactions, the existing Supply Agreement, Foley Catheter Sales and Distribution Agreement and MEC License and Sales Distribution Agreement (including, but not limited to the Patent License and Technology License thereunder) between us and Mentor were terminated.
     On June 2, 2006, in conjunction with the financing of the transactions between us, Mentor, and Coloplast, we entered into a $7,000,000 credit facility with U.S. Bank National Association. The new credit facility replaces the prior $1,000,000 revolving line of credit with U.S. Bank that expired on March 31, 2006. The new credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to the quoted one-month LIBOR rate plus 1.60% as of the date of the loan, and a revolving line of credit of up to $2,000,000, maturing annually beginning March 31, 2007, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. In November 2006, the interest rate on the term loan was fixed at 6.83%. As of September 30, 2006, we had no borrowings under the revolving line of credit. Our obligations are secured by our assets, including accounts receivable, general intangibles, inventory, and equipment. The term loan agreement and revolving credit agreement require us to comply with certain financial covenants beginning with the first quarter of fiscal 2007, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens.
     On November 20, 2006, we announced that we had reached a settlement with Premier with respect to the lawsuit we initiated in February 2004 against certain GPOs and individual defendants alleging anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters. Under the settlement agreement, Premier will pay us $8,825,000 (net $5,155,000 after payment of attorneys’ fees and expenses) and will be dismissed from the lawsuit. On December 14, 2006, we announced we had reached a settlement with C.R. Bard, Inc., whereby C.R. Bard, Inc. will pay us $49,000,000 (net $33,450,000 after payment of attorneys’ fees and expenses) and will be released from the lawsuit.
     We currently believe that our existing resources and anticipated cash flows from operations and known cash settlements will be sufficient to satisfy our capital needs for the foreseeable future. However, our actual liquidity and capital requirements will depend upon numerous factors, including the costs, method and timing of expansion of sales and marketing activities; the amount of revenues from sales of our existing and new products; changes in, termination of, and the success of, existing and new distribution arrangements; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; the cost and progress of our research and development efforts; opportunities for growth through acquisition, joint venture or other business combinations, if any; and other factors. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.
Disclosures about Contractual Obligations and Commercial Commitments
     The following table summarizes our contractual commitments and commercial obligations that affect our financial condition and liquidity position as of September 30, 2006:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4 - 5 years	years

Long Term Debt, including interest	$11,033,229	$2,295,296	$6,776,747	$1,961,187	$—
Capital Lease Obligations	67,600	44,615	22,985	—	—
Purchase Obligations (general operating)	1,722,957	1,722,957	—	—	—

Total Contractual Cash Obligations	$12,823,786	$4,062,868	$6,799,732	$1,961,187	$—

Off-Balance Sheet Arrangements
     As of September 30, 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

New Accounting Pronouncements
     Effective October 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). We elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the year ended September 30, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, October 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and (b) compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recorded approximately $600,000 of related stock-based compensation expense for the year ended September 30, 2006. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.05 for the year ended September 30, 2006.
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
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43 to require idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS 151 requires the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted SFAS 151 on October 1, 2005 with no material impact to our consolidated financial statements.
     In March 2005, the FASB issued FASB Interpretation No.47, or “FIN 47,” which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. In fiscal 2006 we adopted FIN 47 with no material impact on our consolidated financial statements.
     In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also requires accounting for a change in method of depreciating or amortizing a long-lived nonfinancial asset as a change in estimate (prospectively) effected by a change in accounting principle. Further, the Statement requires that correction of errors in previously issued financial statements be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not believe the adoption of FASB Statement 154 will have a material effect on our financial position or results of operations
     In July 2006, the FASB issued FASB Interpretation No. 48, as amended, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 16, 2008. Because we currently do not have defined benefit or other post retirement plans the standard will have no effect on us.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that this guidance may have on our results of operations and financial position.
     In September 2006, the SEC staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We are currently assessing the impact of adopting SAB 108 but do not expect that it will have a significant effect on our consolidated financial statements.
Cautionary Statement Regarding Forward Looking Information
          Statements other than historical information contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “predict,” “intend,” “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:
•	the uncertainty of market acceptance of new product introductions;

•	the uncertainty of gaining new strategic relationships;

•	the uncertainty of timing of revenues from private label sales (particularly with respect to international customers);

•	the uncertainty of successfully integrating and growing our new UK operations and the risks associated with operating an international business;

•	FDA and other regulatory review and response times;

•	the securing of Group Purchasing Organization contract participation;

•	and other risk factors listed from time to time in our SEC reports, including, without limitation, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.
     Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in United States dollars and British pounds. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our revolving line of credit bears interest at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. As of September 30, 2006, we had no borrowings under the revolving line of credit.
     In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-United States currency transactions. Sales through our subsidiary, Rochester Medical, Ltd., are denominated in British pounds, and fluctuations in the rate of exchange between the U.S. dollar and the British pound could adversely affect our financial results.

     Otherwise, we do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature. We do not currently use derivative financial instruments to manage interest rate risk or enter into forward exchange contracts to hedge exposure to foreign currencies, or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe an increase in our currency exposure merits further review, we may consider entering into transactions to mitigate that risk.

ITEM 8. Financial Statements and Supplementary Data
Rochester Medical Corporation
Consolidated Financial Statements
Years Ended September 30, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Rochester Medical Corporation
     We have audited the accompanying consolidated balance sheets of Rochester Medical Corporation as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the years then ended. Our audit also included the 2006 and 2005 financial statement Schedule II listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rochester Medical Corporation as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
/s/ McGladrey & Pullen LLP
Rochester, Minnesota
October 27, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Rochester Medical Corporation
     We have audited the accompanying statements of operations, shareholders’ equity and cash flows of Rochester Medical Corporation for the year ended September 30, 2004. Our audit also included the information relating to fiscal 2004 in the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Rochester Medical Corporation for the year ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
October 22, 2004

ROCHESTER MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$2,906,698	$1,129,876
Marketable securities	—	5,286,553
Accounts receivable, less allowance for doubtful accounts ($55,540 – 2006; $93,549 - 2005)	4,494,094	3,204,824
Inventories, net	4,642,578	3,936,243
Prepaid expenses and other current assets	410,267	351,027
Deferred income tax assets	53,000	21,000

	12,506,637	13,929,523

Property, plant and equipment:
Land	365,951	365,951
Buildings	7,210,156	5,994,496
Equipment and fixtures	12,208,194	11,783,213

	19,784,301	18,143,660
Less accumulated depreciation	(11,545,055)	(10,582,357)

Total property, plant and equipment	8,239,246	7,561,303

Deferred income tax assets	1,178,000	433,000
Goodwill	5,487,141	—
Finite life intangibles, less accumulated amortization ($217,843 - 2006; $0 - 2005)	8,270,157	—
Patents, less accumulated amortization ($1,026,564 – 2006; $965,013 - 2005)	271,171	285,194

Total assets	$35,952,352	$22,209,020

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,278,441	$283,332
Accrued compensation	651,476	326,284
Accrued vacation	105,358	88,706
Accrued professional fees	137,000	150,321
Accrued VAT	454,453	—
Accrued expenses	378,648	178,945
Deferred revenue	114,287	157,143
Current maturities of debt	1,681,361	34,000
Current maturities of capital leases	42,084	39,785

Total current liabilities	4,843,108	1,258,516

Long-term liabilities:
Deferred revenue	449,999	564,286
Long-term debt, less current maturities	7,540,737	34,000
Capital leases, less current maturities	21,946	64,030

Total long-term liabilities	8,012,682	662,316

Shareholders’ equity:
Common stock, no par value:
Authorized shares — 40,000,000 Issued and outstanding shares; (11,086,560 – 2006; 11,047,000 - 2005)	43,128,727	42,407,912
Accumulated deficit	(20,085,742)	(22,044,650)
Accumulated other comprehensive income (loss)	53,577	(75,074)

Total shareholders’ equity	23,096,562	20,288,188

Total liabilities and shareholders’ equity	$35,952,352	$22,209,020

See accompanying notes.

ROCHESTER MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September 30,
	2006	2005	2004
Net sales	$21,665,837	$15,941,649	$15,011,419
Cost of sales	13,057,090	10,330,113	9,615,427

Gross profit	8,608,747	5,611,536	5,395,992

Operating expenses:
Marketing and selling	3,109,207	2,397,816	2,175,665
Research and development	759,639	730,105	706,157
General and administrative	3,344,662	2,126,813	1,856,858

Total operating expenses	7,213,508	5,254,734	4,738,680

Income from operations	1,395,239	356,802	657,312

Other income (expense):
Interest income	116,341	138,692	114,982
Interest (expense)	(224,848)	(15,067)	(25,481)

	(108,507)	123,625	89,501

Net income before income taxes	1,286,732	480,427	746,813
Income tax benefit	672,176	454,000	—

Net income	$1,958,908	$934,427	$746,813

Net income per common share — basic	$.18	$.09	$.07
Net income per common share — diluted	$.17	$.08	$.07

Weighted average number of common shares outstanding — basic	11,068,102	10,932,246	10,868,676

Weighted average number of common shares outstanding — diluted	11,665,992	11,429,230	11,373,188

See accompanying notes.

ROCHESTER MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Unrealized
				Gain (Loss)	Foreign
				on Available-	Currency
	Common Stock		Accumulated	for-Sale	Translation
	Shares	Amount	Deficit	Securities	Adjustment	Total
Balance at September 30, 2003	10,849,400	$41,857,144	$(23,725,890)	$10,473	—	$18,141,727
Net income for the year	—	—	746,813	—	—	746,813
Unrealized loss on available-for-sale securities	—	—	—	(84,347)	—	(84,347)

Subtotal-comprehensive income	—	—	—	—	—	662,466
Stock option exercise	32,862	83,556	—	—	—	83,556

Balance at September 30, 2004	10,882,262	41,940,700	(22,979,077)	(73,874)	—	18,887,749
Net income for the year	—	—	934,427	—	—	934,427
Unrealized loss on available-for-sale securities	—	—	—	(1,200)	—	(1,200)

Subtotal-comprehensive income	—	—	—	—	—	933,227
Stock option exercise	164,738	467,212	—	—	—	467,212

Balance at September 30, 2005	11,047,000	42,407,912	(22,044,650)	(75,074)	—	20,288,188
Net income for the year	—	—	1,958,908	—	—	1,958,908
Foreign currency translation adjustment	—	—	—	—	53,577	53,577
Unrealized loss on available-for-sale securities	—	—	—	75,074	—	75,074

Subtotal-comprehensive income	—	—	—	—	—	2,087,559
Stock option compensation	—	599,527	—	—	—	599,527
Stock option exercise	39,560	121,288	—	—	—	121,288

Balance at September 30, 2006	11,086,560	$43,128,727	$(20,085,742)	$—	$53,577	$23,096,562

See accompanying notes.

ROCHESTER MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September 30,
	2006	2005	2004
Operating Activities:
Net income	$1,958,908	$934,427	$746,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	962,698	1,208,946	1,238,694
Amortization	279,394	58,315	56,383
Stock based compensation	599,527	—	—
Deferred revenue	(157,142)	(157,142)	(157,142)
Deferred income taxes	(776,999)	(454,000)	—
Changes in operating assets and liabilities, net of the effects of business acquisitions:
Accounts receivable	(1,267,082)	(573,635)	(176,878)
Inventories	(693,206)	9,071	(402,694)
Other current assets	(59,240)	(77,799)	(984)
Accounts payable	995,117	(495,434)	271,186
Other current liabilities	982,675	149,112	(503,433)

Net cash provided by operating activities	2,824,649	601,860	1,071,945

Investing Activities:
Capital expenditures	(354,182)	(327,822)	(1,017,459)
Business acquisition	(10,857,505)	—	—
Patents	(47,529)	(124,213)	(50,082)
Purchase of marketable securities	—	(1,133,075)	(3,474,519)
Sales and maturities of marketable securities	5,361,625	1,097,084	2,340,145

Net cash used in investing activities	(5,897,591)	(488,026)	(2,201,915)

Financing Activities:
Payments on capital leases	(39,785)	(37,611)	(63,644)
Proceeds from long-term financing	5,000,000	—	—
Payments on long-term financing	(250,000)	(34,000)	(34,000)
Sale of common stock upon exercise of options	121,288	467,212	83,556

Net cash provided by (used in) financing activities	4,831,503	395,601	(14,088)

Effect of exchange rate changes on cash	18,261	—	—

Increase (decrease) in cash and cash equivalents	1,776,822	509,435	(1,144,058)
Cash and cash equivalents at beginning of year	1,129,876	620,441	1,764,499

Cash and cash equivalents at end of year	$2,906,698	$1,129,876	$620,441

Supplemental Cash Flow Information:
Interest Paid	$94,650	$15,665	$22,903

Supplemental disclosure of non-cash financing activities:
Debt used to finance asset acquisition	$4,409,099	$—	$—
See accompanying notes.

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
1. Business Activity
     Rochester Medical Corporation (the “Company”) develops, manufactures and markets a broad line of innovative, technologically enhanced urinary continence and urine drainage care products for the home care and acute/extended care markets. The Company currently manufactures and markets standard continence care products, including male external catheters, Foley catheters and intermittent catheters and innovative and technologically advanced products such as its FemSoft Insert, Release-NF catheter and antibacterial and hydrophilic intermittent catheters. The Company markets its products under its Rochester Medical brand, and also supplies its products to several large medical product companies for sale under brands owned by these companies, which are referred to as private label sales.
2. Summary of Significant Accounting Policies
     Principles of Consolidation
     The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts and transactions are eliminated in the consolidated financial statements.
     Cash Equivalents
     The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.
     Marketable Securities
     Marketable securities were classified as available for sale and were carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. At September 30, 2006 the Company did not own any marketable securities. At September 30, 2005 the balance consisted of corporate bonds with remaining contractual maturities of one to twelve months. The amortized cost and estimated market value of available-for-sale securities were as follows:

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
     Inventories
     Inventories, consisting of material, labor and manufacturing overhead, are stated at the lower of cost or market. Cost is determined using a standard cost method, which approximates average cost.
     Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation. Depreciation is based on estimated useful lives of 4-10 years for equipment and fixtures and 25-35 years for buildings computed using the straight-line method.

     Intangible Assets with Finite Lives
     Intangible assets are amortized on a straight-line basis over their estimated useful lives or contractual lives, whichever are shorter (see Note 5). For a description of the intangible assets acquired in the Mentor/Coloplast transactions, see Note 14.
     Foreign Currency Translation
     The financial statements of the Company’s non-U.S. subsidiary are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” The assets and liabilities of certain non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at current rates of exchange. Revenue and expense items are translated at the average exchange rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive income (loss).
     Goodwill and Other Intangible Assets
     The Company records as goodwill the excess of purchase price over the fair value of the identifiable tangible or intangible net assets acquired as prescribed by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill and intangibles with indefinite useful lives are not amortized. This standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. Intangible assets with finite lives are amortized over their estimated useful lives (see Note 5).
     Long-Lived Assets
     The Company reviews its long-lived assets for impairment as prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that its carrying value of long-lived may not be recoverable. Long-lived assets are considered not recoverable when the carrying amount of a long-lived asset (asset group) exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). If it is determined that a long-lived asset (asset group) is not recoverable, an impairment loss is recorded equal to the excess of the carrying amount of the long-lived asset (asset group) over the long-lived asset’s (asset group’s) fair value. Fair value is the amount at which the long-lived asset (asset group) could be bought or sold in a current transaction between a willing buyer and seller, other than in a forced or liquidation sale.
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
     Income Taxes
     Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities. The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized. The Company recorded an income tax liability on income generated in the United Kingdom.

     Stock-Based Compensation
     The Company has three stock option plans under which options have been granted to employees, officers and directors of the Company, at a price not less than the fair market value of the Company’s common stock at the date the options were granted. Options under the 1991 Stock Option Plan are no longer granted because the 10-year term of the plan has expired. The granting period for the 2001 Stock Incentive Plan expires in 2011. Under the 1995 Non-Statutory Stock Option Plan, options also may be granted to certain non-employees at a price not less than the fair market value of the Company’s common stock at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of the Board of Directors of the Company that administers the plans. Options granted under the 1991, 1995 and 2001 Plans generally vest over four years from the date of grant.
     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the year ended September 30, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, October 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and (b) compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recorded approximately $600,000 of related stock-based compensation expense for the year ended September 30, 2006. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.05.
     On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company has adopted this method.
     As of September 30, 2006, $422,173 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately fourteen months.
     To determine the pro forma impact under FAS No. 123, the fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model and is then hypothetically amortized to compensation expenses over the four-year vesting period. The pro forma impact for the fiscal year ended September 30 follows:

	Year ended September 30,
	2005	2004
Net income, as reported	$934,427	$746,813
Deduct: total stock-based employee compensation expense under fair value method for all awards	(439,130)	(462,276)

Pro forma net income	$495,297	$284,537

Net Income per common share:
Basic — as reported	$.09	$.07
Diluted — as reported	$.08	$.07

Basic — pro forma	$.05	$.03
Diluted — pro forma	$.04	$.03

Stock Options
     In fiscal 2006 and 2005, 210,000 shares were granted each year (adjusted for the 2 for 1 stock split on November 17, 2006). The Black-Scholes option pricing model was used to estimate the fair value of stock-based awards with the following weighted-average assumptions for the year ended September 30, 2006.

	2006	2005
Dividend yield	0%	0%
Expected volatility	54%	55%
Risk-free interest rate	4.33%	3.68%
Expected holding period (in years)	6.69	6.44
Weighted-average grant-date fair value	$3.40	$2.67
     The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.
     The following table represents stock option activity for the year ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contract
	Shares	Price	Life
Outstanding options at beginning of period	2,046,000	$4.42
Granted	210,000	5.85
Exercised	(39,560)	3.07
Canceled	(194,440)	6.64

Outstanding options at end of period	2,022,000	$4.38	4.94 Yrs.

Outstanding exercisable at end of period	1,698,000	$4.24	4.28 Yrs.

     Shares available for future stock option grants to employees and directors under existing plans were 871,000 at September 30, 2006. At September 30, 2006, the aggregate intrinsic value of options outstanding was $8,862,019, and the aggregate intrinsic value of options exercisable was $7,194,744. Total intrinsic value of options exercised was $95,641 for the year ended September 30, 2006.
     The following table summarizes our nonvested stock option activity for the year ended September 30, 2006:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested stock options at beginning of period	351,500	$2.37
Granted	210,000	3.40
Vested	(158,000)	2.68
Canceled	(79,500)	5.55

Nonvested stock options at end of period	324,000	$2.97

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

	Year ended September 30,
	2006	2005	2004
Numerator:
Net income	$1,958,903	$934,427	$746,813
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	11,068,102	10,932,246	10,868,676
Effect of dilutive stock options	597,890	496,984	504,512

Denominator for diluted net income per common share — weighted average shares outstanding	11,665,992	11,429,230	11,373,188
Net income per common share — basic	$.18	$.09	$0.07
Net income per common share — diluted	$.17	$.08	$0.07

Employee stock options of 382,000, 648,000 and 702,000 for fiscal years 2006, 2005 and 2004, respectively have been excluded from the diluted net income per common share calculations because their exercise prices were greater than the average market price of the Company’s common stock.
3. Advertising Costs
     All advertising costs are charged to operations as incurred. The Company incurred advertising expenses of $333,000, $142,000 and $165,000 for the years ended September 30, 2006, 2005 and 2004, respectively.
4. Inventories
     Inventories are summarized as follows:

	September 30,
	2006	2005
Raw materials	$1,807,706	$1,076,839
Work-in-process	1,603,912	1,637,694
Finished goods	1,312,978	1,321,710
Reserve for inventory obsolescence	(82,018)	(100,000)

	$4,642,578	$3,936,243

5. Intangible Assets with Finite Lives
     Finite life intangible assets at September 30, 2006 were as follows:

		September 30, 2006
	Estimated Lives		Accumulated
	(Years)	Gross Carrying Amount	Amortization	Net Value
Trade marks	8 to 15	$5,423,000	$135,056	$5,287,944
Supply agreement	5	634,050	42,270	591,780
Customer relationships	20	2,431,000	40,517	2,390,483

Totals		$8,488,050	$217,843	$8,20,207

     Amortization expense related to these assets was as follows:

Year ended September 30, 2006	$217,843
     Estimated annual amortization expense for these assets over the next five years is as follows:

2007	$653,427
2008	$653,427
2009	$653,427
2010	$653,427
2011	$611,257
6. Shareholders’ Equity
     Stock Options
     On November 17, 2006, the Company completed a 2 for 1 stock split. All share and per share data presented in these financial statements have been retroactively restated to reflect shares and prices post split.
     Under the terms of the 1991 Stock Option Plan, the Board of Directors may grant employee incentive stock options equal to fair market value of the Company’s Common Stock or employee non-qualified options at a price which cannot be less than 85% of the fair market value. In August 1998, the 1991 Stock Option Plan was amended to increase by 600,000 shares the number of shares authorized for issuance to 2,000,000 shares. Per the terms of the 1991 Stock Option Plan, as of April 20, 2001, no new stock options may be granted under the 1991 Stock Option Plan.
     The 1995 Non-Statutory Stock Option Plan authorizes the issuance of up to 100,000 shares of Common Stock. Per the terms of the 1995 Non-Statutory Stock Option Plan, no option may be granted with a term longer than ten years. The vesting schedule for options granted under the 1995 Non-Statutory Stock Option Plan is determined by the Compensation Committee of the Company’s Board of Directors. In September 1995, Medical Advisory Board members were granted options to purchase 24,000 shares of the Company’s Common Stock at an exercise price of $7.875 per share. These 24,000 shares have now expired. In April 1999, one member of the Medical Advisory Board was granted options to purchase 12,000 shares of the Company’s Common Stock at an exercise price of $5.06 per share.
     In February 2001, the Company’s shareholders approved the 2001 Stock Incentive Plan. Under the terms of the 2001 Stock Incentive Plan, 1,000,000 shares were authorized for issuance pursuant to grants of incentive stock options and non-qualified options. Per the terms of the 2001 Stock Incentive Plan, options may be granted with a term no longer than ten years. The vesting schedule and term for options granted under the 2001 Stock Incentive Plan is determined by the Compensation Committee of the Company’s Board of Directors. In January 2006, the 2001 Stock Option Plan was amended to increase by 1,000,000 shares the number of shares authorized for issuance to 2,000,000 shares.
     Option activity is summarized as follows:

			Weighted
			Average
	Shares		Exercise
	Reserved	Options	Price Per
	For Grant	Outstanding	Share
Balance as of September 30, 2003	454,500	1,942,600	$4.24
Options granted	(132,000)	132,000	4.63
Options exercised	—	(32,862)	2.55
Options canceled	4,500	(4,500)	4.13
1991 Plan — options canceled and not reissuable	—	—	—

Balance as of September 30, 2004	327,000	2,037,238	4.30
Options granted	(210,000)	210,000	4.70
Options exercised	—	(164,738)	2.84
Options canceled	36,500	(36,500)	6.26
1991 Plan — options canceled and not reissuable	(3,000)	—	2.35

Balance as of September 30, 2005	150,500	2,046,000	4.42
Increase in Authorized Shares	1,000,000
Options granted	(210,000)	210,000	5.85

			Weighted
			Average
	Shares		Exercise
	Reserved	Options	Price Per
	For Grant	Outstanding	Share
Options exercised	—	(39,560)	3.07
Options canceled	194,440	(194,440)	6.64
1991, 1995 Plan — options canceled and not reissuable	(175,940)	—	6.85

Balance as of September 30, 2006	959,000	2,022,000	$4.39

     The number of stock options exercisable at September 30, 2006, 2005 and 2004 was 1,698,000, 1,674,000 and 1,563,728 at a weighted average exercise price of $4.24, $4.49 and $4.65 per share, respectively.
     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the year ended September 30, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, October 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of SFAS 123(R), “Accounting for Stock-Based Compensation;” and (b) compensation expense for all stock-based compensation awards granted subsequent to October 1,2 005, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recorded approximately $600,000 of related stock-based compensation expense for the year ended September 30, 2006. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.05 for the year ended September 30, 2006.
     On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company has adopted this method.
     Pro forma information regarding net income (loss) and income (loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.33%, 3.68% and 3.42% for fiscal 2006, 2005 and 2004, respectively; volatility factor of the expected market price of the Company’s common stock of .5352, .5458 and .554 for fiscal 2006, 2005 and 2004, respectively; a weighted average expected life of the option of 6.7 years, 6.4 years and 6.6 years for fiscal 2006, 2005 and 2004, respectively; and an expected dividend yield of 0%.
     The weighted average fair value of options granted in 2006, 2005 and 2004 was $3.40, $2.67 and $2.67 per share, respectively. The exercise price of options outstanding at September 30, 2006 ranged from $2.17 to $10.00 per share as summarized in the following table:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise Price		Exercise Price
	Number	Remaining	Per Share -	Number	Per Share -
	Outstanding	Contractual	Total Options	Exercisable	Options
Range of Exercise Prices	at 9/30/06	Life	Outstanding	at 9/30/06	Exercisable
$0.00 - $2.50	569,500	4.7 years	$2.28	569,500	$2.28
2.51 - 5.00	856,500	5.6 years	4.04	662,500	3.87
5.01 - 7.50	420,000	5.6 years	6.35	290,000	6.53
7.51 - 10.00	176,000	0.8 years	8.18	176,000	8.18

	2,022,000	4.9 years	$4.38	1,698,000	$4.24

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions.

7. Income Taxes
     Deferred income taxes are due to temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred income taxes are as follows:

	September 30,
	2006	2005
Deferred income tax assets:
Net operating loss carryforwards	$7,840,000	$8,661,000
Research and development credit carryforwards	291,000	306,000
Allowance for doubtful accounts	20,000	34,000
Inventory reserves	30,000	36,000
Inventory capitalization	192,000	108,000
Accrued expenses	66,000	54,000
Deferred revenue	205,000	262,000
Valuation allowance	(7,108,000)	(8,593,000)

Total income tax deferred assets	1,536,000	868,000
Deferred income tax liability:
Depreciation and amortization	305,000	414,000

Net deferred income tax assets	$1,231,000	$454,000

     The deferred tax amounts above have been classified in the accompanying balance sheets as follows:

	September 30,
	2006	2005
Current assets	$53,000	$21,000
Noncurrent assets	1,189,000	433,000

	$1,231,000	$454,000

     The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized. During 2004 all of the Company’s taxable income was offset by available net operating loss (NOL) carryforwards and management had recorded a $9.1 million valuation allowance against its deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as the Company had not achieved a sufficient level of sustained profitability. During 2005 management concluded that the Company had attained a sufficient level of sustained profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. Considering projected levels of future income as well as the nature of the net deferred tax assets, management reduced the valuation allowance by $454,000 during 2005 resulting an a corresponding income tax benefit in the statement of operations, and management further reduced the allowance by $777,000 in 2006 to reflect management’s revised and increased estimates of future taxable income. On December 14, 2006, the Company announced a settlement agreement with C.R. Bard, Inc. that management believes will significantly reduce the valuation allowance in the first quarter of fiscal 2007 as a result of this subsequent event.
     The Company’s net operating loss carryforwards of approximately $21,600,000 can be carried forward to offset future taxable income, subject to the limitation of Internal Revenue Code Section 382. The net operating loss carryforward will expire at different times beginning in 2009. The expiration by year for the upcoming five fiscal years and thereafter are as follows: 2007: $0; 2008: $0; 2009: $589,000; 2010: $1,302,000; 2011: $1,147,000; and thereafter: $18,562,000.
     The income tax benefit reflected in operations for the years ended September 30, 2006, 2005 and 2004 consist of the following:

	September 30,
	2006	2005	2004
Current tax expense	$104,824	$—	$—
Deferred tax expense (benefit)	(777,000)	(454,000)	—

	$(672,176)	$(454,000)	$—

     The reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate for the years ended September 30 is as follows:

	2006	2005	2004
Statutory federal income tax rate	34%	34%	34%
Increase (decrease) in taxes resulting from:
State taxes	3	3	3
Foreign taxes	8	––	––
Utilization of net operating loss carryforward	(37)	(23)	(36)
Change in valuation allowance	(60)	(109)	(1)

Effective income tax rate	(52)%	(95)%	0%

8. Related Party Transactions
     The brother-in-law of the CEO and President, the Vice President of Production Technologies and a member of the board of directors of the Company has performed legal services for the Company. During the years ended September 30, 2006, 2005 and 2004, the Company incurred legal fees and expenses of approximately $58,000, $32,000 and $60,000, respectively, to such counsel for services rendered in connection with litigation and for general legal services. Management believes the fees paid for the services rendered to the Company were on terms at least as favorable to the Company as could have been obtained from an unrelated party.
9. Significant Customers
     Significant customers, measured as a percentage of sales, are summarized as follows:

	September 30,
	2006	2005	2004
Significant customers:
Hollister	16%	16%	16%
Mentor and subsidiaries:
Porges (business sold to Coloplast)	5	6	9
Mentor (business sold to Coloplast and Rochester Medical, see Note 14)	4	11	13
Mentor Medical (business sold to Coloplast and Rochester Medical, see Note 14)	2	4	3

Total	27%	37%	41%

10. Employee Benefit Plan
     The Company has a 401(k) plan covering employees meeting certain eligibility requirements. The Company currently does not match employee contributions.
11. Geographic Area Data
Sales related to customers in the United States, Europe and the rest of the world are as follows:

	September 30,
	2006	2005	2004
United States	$10,993,204	$8,441,565	$7,990,527
Europe	8,383,854	5,164,633	4,769,601
Rest of world	2,288,779	2,335,451	2,251,291

Total	$21,665,837	$15,941,649	$15,011,419

Sales are attributed to countries based upon the address to which the Company ships products, as set forth on the customer’s purchase order.
12. Line of Credit and Long-Term Debt
     In June 2003, the Company entered into an agreement with the City of Stewartville to purchase additional land. The purchase price of the property is $170,000 plus interest at 7%. The initial down payment was $34,000. The balance outstanding at September 30, 2006 was $34,000. Annual principal payments of $34,000 will be made, plus interest, through May 1, 2007. In June 2006, in conjunction with the asset purchase agreement with Coloplast, the Company entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing payable in five equal installments of $1,068,000 payable annually on June 2. The outstanding balance on the promissory note at September 30, 2006 was $5,340,000. The Company has discounted the $5,340,000 note at 6.90% and reflects a $4,409,000 liability on its balance sheet.
     On June 2, 2006, in conjunction with the financing of the transactions between the Company, Mentor, and Coloplast, the Company entered into a $7,000,000 credit facility with U.S. Bank National Association. The new credit facility replaces the prior $1,000,000 revolving line of credit with U.S. Bank that expired on March 31, 2006. The new credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to the quoted one-month LIBOR rate plus 1.60%, and a revolving line of credit of up to $2,000,000, maturing annually beginning March 31, 2007, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. In November 2006, the interest rate on the term loan was fixed at 6.83%. As of September 30, 2006, the Company had no borrowings under the revolving line of credit. The obligations of the Company are secured by assets of the Company, including accounts, general intangibles, inventory, and equipment. The term loan agreement and revolving credit agreement require the Company to comply with certain financial covenants beginning the first quarter of fiscal 2007, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens.
     Aggregate maturities of long-term debt are as follows for the years ending September 30:

2007	$1,681,361
2008	1,764,402

2009	1,888,013
2010	2,025,537

2011	1,862,785
Thereafter	—
13. Capital Leases
     During 2003, the Company entered into commitments under two capital leases for the lease of packaging equipment and a trash compactor. These leases are payable in monthly installments through 2008. Future minimum lease payments under non-cancelable capital leases as of September 30, 2006 are as follows:

Fiscal Year
2007	$44,615
2008	22,985

Total future minimum lease payments	67,600
Less amount representing interest at 5.6%	(3,570)

Present value of net minimum lease payments	64,030
Less current portion	(42,084)

Long-term capital lease obligation	$21,946

     Assets under capital leases, as included in property, plant and equipment in the Company’s balance sheets, are as follows:

	September 30,
	2006	2005
Packaging equipment	$194,024	$194,024
Less accumulated amortization	(81,999)	(54,281)

	$112,025	$139,743

     Amortization of assets under capital leases is included in depreciation expense.
14. Acquisition of Assets from Mentor and Coloplast
     On June 2, 2006, the Company, through its subsidiary Rochester Medical Limited, completed the acquisition of certain assets of Coloplast A/S (“Coloplast”) and Mentor Medical Limited (“MML”), pursuant to an agreement dated May 17, 2006. The Company paid a cash purchase price of $9.3 million at closing, and agreed to pay an additional $5.3 million in equal installments over five years, plus or minus an amount based on units sold over the five year period. Based on current sales volumes, the Company does not project a material change to the purchase price based on this provision. Any adjustment to the purchase price would be realized in goodwill. As provided in the Agreement, the Company acquired certain assets, including certain trademarks, related to sales of MECs in the United Kingdom. The assets also include MML’s UK Dispensing Appliance Contractor License and its sales offices and warehouse facility in Lancing, England. The Company also purchased approximately $160,000 of inventory to be sold in the United Kingdom.
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
     Coloplast and the Company also entered into a separately negotiated Private Label Distribution Agreement under which the Company will supply silicone MECs to Coloplast, which will be sold under Coloplast’s brands worldwide excepting the United Kingdom. The Private Label Distribution Agreement specifies annual minimum purchases of silicone MECs by Coloplast. Coloplast will also supply the Company with its requirements of latex MECs which the Company will sell in the United Kingdom under its newly acquired Freedom® and Freedom Plus® brands.

     The Company accounted for the acquisition under the purchase method of accounting in accordance with SFAS 141. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of fair value at the acquisition date. The Company engaged an independent valuation firm to assist in the determination of the fair values. The initial purchase price exceeded the amounts allocated to the tangible and intangible assets by approximately $5.5 million and this excess was classified as goodwill.
     The following tables provide further information on the acquisition and allocations:

Purchase Price Summary

Category	Amount
Initial Cash Payment	$9,269,000
Cash payment for Inventories	936,000
Direct acquisition costs	653,000

Total cash paid	10,858,000
Seller financed debt	5,340,000

Total Consideration	$16,198,000

Value Assigned to Assets & Liabilities

Category	Amount
Current assets	$936,000
Property & Equipment	1,287,000
Identifiable Intangibles	8,488,000
Goodwill	5,487,000

Net Assets Acquired	$16,198,000

     The pro forma unaudited results of operations for the years ended September 30, 2006 and 2005, assuming consummation of the purchase of the assets from Coloplast and MML as of October 1, 2004, are as follows (in thousands):

	Year Ended
	September 30 (unaudited)
	2006	2005
Net Sales	$26,634,721	$23,317,974
Net Income	3,295,002	3,566,626

Per share data:
Basic earnings	$0.30	$0.33
Diluted earnings	$0.28	$0.31
     The pro forma unaudited results do not purport to be indicative of the results which would actually have been obtained had the acquisition of assets been completed as of the beginning of the earliest period presented.
15. Quarterly Results (Unaudited)
     Summary data relating to the results of operations for each quarter of the years ended September 30, 2006 and 2005 follows (in thousands, except per share amounts):

	Three Months Ended
	December 31	March 31	June 30	September 30
Fiscal year 2006:
Net sales	$4,607	$4,874	$5,358	$6,826
Gross profit	1,602	1,559	1,996	3,452
Income (loss) from operations	257	(199)	212	1,125
Net income (loss) before taxes	311	(244)	226	993
Net income (loss) per common share — basic	$.03	$(.02)	$.02	$.09

Net income (loss) per common share — diluted	$.03	$(.02)	$.02	$.08

Fiscal year 2005:
Net sales	$3,665	$4,147	$3,815	$4,314
Gross profit	1,398	1,514	1,303	1,396
Income from operations	94	113	31	118
Net income before taxes	122	141	60	157
Net income per common share — basic	$.01	$.01	$.01	$.01

Net income per common share — diluted	$.01	$.01	$.01	$.01

16. Subsequent Events
     On October 31, 2006, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock. As a result of the stock split, on November 17, 2006, shareholders received one additional common share for each common share held on the record date of November 14, 2006.
     On November 20, 2006, the Company announced that it had reached a settlement with Premier, Inc. and Premier Purchasing Partners, L.P. with respect to the lawsuit it initiated in February 2004 against certain GPOs and individual defendants alleging anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters. Under the settlement agreement, Premier will pay the Company $8,825,000 (net $5,155,000 after payment of attorneys’ fees and expenses) and will be dismissed from the lawsuit. On December 14, 2006, the Company announced it had reached a settlement with C.R. Bard, Inc., whereby C.R. Bard, Inc. will pay the Company $49,000,000 (net $33,450,000 after payment of attorneys’ fees and expenses) and will be dismissed from the lawsuit. The litigation continues against all other defendants in the case, which is scheduled for trial in May 2007.
     On December 11, 2006, the Company announced it had signed a new Private Label Agreement for supply of MECs to Hollister Incorporated for sale under the Hollister brand worldwide, excluding the United Kingdom, and also announced that the parties amended their 2003 OEM/Private Label Agreement. The two companies also agreed to terminate the Common Interest and Defense Agreement which the parties entered into in September, 2004 for the defense of the Company’s Hydrophilic Intermittent catheter technology with respect to the patent infringement action in the United Kingdom between Coloplast A/S and Hollister. The Company has agreed with Hollister to release each other from any claims under the Common Interest and Defense Agreement. In particular, the Company will not be required to pay any additional legal fees under the terminated agreement.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On June 21, 2005, the Audit Committee of the Board of Directors, after a review of proposals for audit services from several public accountants, determined to engage McGladrey & Pullen LLP as our independent registered public accounting firm for the fiscal year commencing October 1, 2004 and ending September 30, 2005. Ernst & Young LLP (“Ernst & Young”), our prior independent registered public accounting firm, was dismissed by our Audit Committee of the Board of Directors as of June 21, 2005.
     In connection with the audits of the two fiscal years ended September 30, 2004, and the subsequent interim period through June 21, 2005, there were no disagreements between us and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference in connection with their opinion to the subject matter of the disagreement.
     There were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)) during our two most recent fiscal years ended September 30, 2004, or the subsequent interim period through June 21, 2005.
     The audit reports of Ernst & Young on our consolidated financial statements as of and for the years ended September 30, 2004 and September 30, 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.
     We provided Ernst & Young LLP with a copy of the foregoing disclosures. A letter from Ernst & Young LLP dated June 23, 2005 is attached as an exhibit to this Annual Report on Form 10-K, stating its agreement with such statements.
     During our two most recent fiscal years and the subsequent interim period through June 21, 2005, we did not consult with McGladrey & Pullen LLP regarding any of the matters set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.
     Changes in Internal Controls. During our fourth fiscal quarter, there were no significant changes made in our internal control over financial reporting (as defined in Rule 13(a) — 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
     None.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
     The information with respect to the Board of Directors contained under the heading “Election of Directors”, and information contained under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2006, is incorporated herein by reference. Information with respect to our executive officers is provided in Part I, Item 1.
     We have adopted a code of ethics in compliance with applicable rules of the Securities and Exchange Commission that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. We have posted a copy of the code of ethics on our website, at www.rocm.com. We intend to disclose any amendments to, or waivers from, any provision of the code of ethics by posting such information on such website.
ITEM 11. Executive Compensation
     The information contained under the heading “Executive Compensation and Related Information” in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2006, (except for the information set forth under the subcaption “Compensation Committee Report on Executive Compensation”) is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     (a) Equity Compensation Plans
     The following table provides information related to our equity compensation plans as of September 30, 2006:

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
	warrants and rights	warrants and rights	(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,010,000	$4.38	871,000
Equity compensation plans not approved by security holders(2)	12,000	$5.06	88,000
Total	2,022,000	$4.38	959,000

(1)	Includes shares issuable under our 1991 Stock Option Plan and 2001 Stock Incentive Plan.

(2)	Includes shares issuable to persons other than our full-time officers or employees pursuant to the exercise of stock options granted under our 1995 Non-Statutory Stock Option Plan that do not qualify as “incentive stock options” within the meaning of Section 422 of the Code.
     (b) Security Ownership. The information contained under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2006 is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
     The information contained under the heading “Certain Transactions” in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2006 is incorporated herein by reference.
ITEM 14. Principal Accounting Fees and Services
     The information contained under the heading “Independent Auditor Matters” in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2006, is incorporated herein by reference.
PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a)(1) The following financial statements are filed herewith in Item 8.
(i)	Consolidated Balance Sheets as of September 30, 2006 and 2005.

(ii)	Consolidated Statements of Operations for the years ended September 30, 2006, 2005 and 2004.

(iii)	Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the years ended September 30, 2006 and 2005.

(iv)	Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004.

(v)	Notes to financial statements at September 30, 2006.
(a)(2) Financial Statement Schedules.
Schedule II — Valuation and Qualifying Accounts

Financial statement schedules other than those listed have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.
     (b) Exhibits
     The following exhibits are submitted herewith:

3.1 *	Articles of Incorporation of the Company, as amended.

3.2 *	Amended and Restated Bylaws of the Company, as amended.

4.1	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.4 of Registrant’s Annual Report on Form 10-KSB for fiscal year ended September 30, 1995).

4.2 †	The Company’s 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.5 of Registrant’s Registration Statement on Form S-8, Registration Number 333-10261).

4.3 †	Amendment to the Company’s 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.3 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1998).

10.1 †	Employment Agreement, dated August 31, 1990 between the Company and Anthony J. Conway. (Incorporated by reference to Exhibit 10.13 of Registrant’s Registration Statement on Form S-18, Registration Number 33-36362-C).

10.2 †	Employment Agreement, dated August 31, 1990 between the Company and Philip J. Conway. (Incorporated by reference to Exhibit 10.14 of Registrant’s Registration Statement on Form S-18, Registration Number 33-36362-C).

10.3 †	Change of Control Agreement dated December 4, 1998, between the Company and Philip J. Conway (Incorporated by reference to Exhibit 10.3 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1998).

10.4 †	Change of Control Agreement dated November 21, 2000, between the Company and Anthony J. Conway. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).

10.5 †	Change of Control Agreement dated November 21, 2000, between the Company and Dara Lynn Horner. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).

10.6 †	Employment Agreement, dated November 16, 1998 between the Company and Dara Lynn Horner. (Incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1999).

10.7 †	Change of Control Agreement dated November 21, 2000, between the Company and Martyn R. Sholtis. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).

10.8 †	Change of Control Agreement dated November 21, 2000, between the Company and David A. Jonas. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).

10.9 †	The Company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.10 *	Form of Incentive Stock Option Agreement.

10.11 *	Form of Non-Incentive Stock Option Agreement.

10.12	Form of Restricted Stock Award (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 21, 2006).

10.13 †	The Company’s Fiscal 2006 Executive Compensation Plan. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 12, 2005)

10.14 †	The Company’s Fiscal 2007 Executive Compensation Plan. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 21, 2006)

10.15	Agreement, dated May 17, 2006, between Coloplast A/S, Coloplast Limited, Mentor Medical Limited, the Company and Rochester Medical Limited (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.16	Asset Purchase Agreement, dated May 27, 2006, by and between Mentor Corporation and the Company (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.17	Term Loan Agreement, dated May 26, 2006, between the Company and U.S. Bank N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.18	Revolving Credit Agreement, dated May 26, 2006, between the Company and U.S. Bank N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.19	First Amendment to Term Loan Agreement and Addendum and Revolving Credit Agreement, dated May 26, 2006 (Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated June 23, 2005 (Incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K filed on June 23, 2005)

21 *	Subsidiaries of the Company

23.1 *	Consent of McGladrey & Pullen LLP.

23.2 *	Consent of Ernst & Young LLP.

24 *	Power of Attorney.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rochester Medical Corporation

Dated: December 26, 2006	By:	/s/ Anthony J. Conway

Anthony J. Conway
Chairman of the Board, President,
Chief Executive Officer and Secretary
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title

/s/ Anthony J. Conway Anthony J. Conway	Chairman of the Board, President, Chief Executive Officer, and Secretary (principal executive officer)

/s/ David A. Jonas David A. Jonas	Chief Financial Officer and Treasurer (principal financial and accounting officer)

*	Director
Darnell L. Boehm

*	Director
Peter R. Conway

*	Director
Roger W. Schnobrich

*	Director
Benson Smith

*By David A. Jonas David A. Jonas	Dated: December 26, 2006
Attorney-in-Fact

ROCHESTER MEDICAL CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts-	Deductions-	Balance at
Description	Period	Expenses	Describe	Describe	End of Period
Year ended September 30, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$93,549	$6,128	—	$44,137	$55,540
Allowance for inventory obsolescence	100,000	85,993	—	103,976	82,018
Year ended September 30, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$73,445	$29,387	—	$9,283	$93,549
Allowance for inventory obsolescence	100,000	—	—	—	100,000
Year ended September 30, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$69,948	$18,996	—	$15,499	$73,445
Allowance for inventory obsolescence	100,000	—	—	—	100,000

(1)	Uncollectible accounts written off net of recoveries

(2)	Obsolete inventory written off against the allowance

INDEX TO EXHIBITS

Exhibit

3.1	Articles of Incorporation of the Company, as amended.

3.2	Amended and Restated Bylaws of the Company, as amended.

10.10	Form of Incentive Stock Option Agreement.

10.11	Form of Non-Incentive Stock Option Agreement.

21	Subsidiaries of the Company.

23.1	Consent of McGladrey & Pullen LLP

23.2	Consent of Ernst & Young LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002