Form 10-Q
period 2006-12-31
ROCHESTER MEDICAL CORPORATION
filed 2007-02-14
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to
Commission File Number: 0-18933
ROCHESTER MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA State or other jurisdiction of incorporation or organization)	41-1613227 (I.R.S. Employer Identification No.)

ONE ROCHESTER MEDICAL DRIVE, STEWARTVILLE, MN (Address of principal executive offices)	55976 (Zip Code)
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
11,342,820 Common Shares as of February 9, 2007.

ROCHESTER MEDICAL CORPORATION
Report on Form 10-Q
for quarter ended
December 31, 2006
 i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$42,220,924	$2,906,698
Accounts receivable, net	4,378,917	4,494,094
Inventories	5,466,581	4,642,578
Prepaid expenses and other assets	517,975	410,267
Deferred income tax asset	542,000	53,000

Total current assets	53,126,397	12,506,637
Property and equipment:
Land and buildings	7,609,455	7,576,107
Equipment and fixtures	12,565,506	12,208,194

	20,174,961	19,784,301
Less accumulated depreciation	(11,788,492)	(11,545,055)

Total property and equipment	8,386,469	8,239,246

Deferred income tax asset	440,000	1,178,000
Goodwill	5,422,490	5,487,141
Finite life intangibles, net	8,106,776	8,270,157
Patents, net	280,933	271,171

Total assets	$75,763,065	$35,952,352

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,444,379	$1,278,441
Accrued expenses	1,467,686	1,621,376
Deferred revenue	100,000	114,287
Current maturities of debt	1,681,361	1,681,361
Current maturities of capital leases	42,679	42,084
Income tax payable	6,777,350	105,559

Total current liabilities	11,513,455	4,843,108
Long-term liabilities:
Deferred revenue	425,000	449,999
Long-term debt, less current maturities	7,327,214	7,540,737
Capital leases, less current maturities	11,050	21,946

Total long-term liabilities	7,763,264	8,012,682
Shareholders’ equity:
Common Stock, no par value:
Authorized — 40,000,000
Issued and outstanding shares (11,131,885 – December 31, 2006; 11,086,560 – September 30, 2006)	44,846,295	43,128,727
Retained Earnings\(Accumulated deficit)	11,380,865	(20,085,742)
Accumulated other comprehensive income	259,186	53,577

Total shareholders’ equity	56,486,346	23,096,562

Total liabilities and shareholders’ equity	$75,763,065	$35,952,352

Note — The Balance Sheet at September 30, 2006 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See Notes to Financial Statements

ROCHESTER MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	December 31,
	2006	2005
Net sales	$7,511,966	$4,607,200
Cost of sales	3,736,344	3,005,470

Gross profit	3,775,622	1,601,730

Operating expenses:
Marketing and selling	1,233,662	598,993
Research and development	202,770	173,623
General and administrative	2,049,146	572,255

Total operating expenses	3,485,578	1,344,871

Income from operations	290,044	256,859

Other income (expense):
Interest income	74,850	57,125
Interest expense	(159,647)	(2,606)
Other income	38,605,000	—

Net income before income taxes	38,810,247	311,378

Income tax expense	7,343,640	—

Net income	$31,466,607	$311,378

Net income per share – basic	$2.83	$0.03
Net income per share – diluted	$2.59	$0.03

Weighted average number of common shares outstanding – basic	11,102,034	11,052,376
Weighted average number of common shares outstanding – diluted	12,158,281	11,504,740

The accompanying notes are an integral part of these consolidated financial statements

ROCHESTER MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 31,
	2006	2005
Operating activities:
Net income	$31,466,607	$311,378

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	243,369	282,546
Amortization	177,835	16,145
Stock based compensation	1,102,299	79,996
Imputed interest on long-term debt	183,746	—
Deferred income tax	248,999	—
Changes in operating assets and liabilities:
Deferred revenue	(39,286)	(39,286)
Accounts receivable	277,863	334,353
Inventories	(716,776)	347,021
Other current assets	(107,708)	(14,815)
Accounts payable	252,529	66,828
Income tax payable	6,671,791	—
Other current liabilities	(337,436)	(72,935)

Net cash provided by operating activities	39,423,832	1,311,231

Investing activities:
Capital expenditures	(390,660)	(107,266)
Patents	(24,214)	(9,755)
Purchases of marketable securities, net	—	(340,588)

Net cash used in investing activities	(414,874)	(457,609)

Financing activities:
Payments on long-term debt	(213,523)	—
Payments on capital leases	(10,301)	(9,738)
Proceeds from issuance of common stock	244,488	26,159

Net cash provided by financing activities	20,664	16,421

Effect of exchange rate changes on cash	284,604	—

Increase in cash and cash equivalents	39,314,226	870,043

Cash and cash equivalents at beginning of period	2,906,698	1,129,876

Cash and cash equivalents at end of period	$42,220,924	$1,999,919

Supplemental Cash Flow Information Interest paid	$83,439	$—
The accompanying notes are an integral part of these consolidated financial statements

ROCHESTER MEDICAL CORPORATION
Notes to Financial Statements (Unaudited)
December 31, 2006
Note A — Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2006 Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.
     On November 17, 2006, the Company completed a 2 for 1 stock split. All share and per share data presented in these financial statements have been retroactively restated to reflect shares and prices post-split.
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

	Three Months Ended
	December 31,	December 31,
	2006	2005
Numerator:
Net income	$31,466,607	$311,378
Denominator:
Denominator for basic net income per share- weighted average shares outstanding	11,102,034	11,052,376
Effect of dilutive stock options	1,056,247	452,364

Denominator for diluted net income per share- weighted average shares outstanding	12,158,281	11,504,740

Basic net income per share	$2.83	$0.03

Dilute net income per share	$2.59	$0.03

     Employee stock options of 337,000 and 264,000 for the first quarter of fiscal years 2006 and 2005, respectively, have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the Company’s common stock.

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
     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period. The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the quarter ended December 31, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, October 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and (b) compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recorded approximately $1,102,000 of related stock-based compensation expense for the quarter ended December 31, 2006. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.10 and $0.09 respectively.
          As of December 31, 2006, $2,077,113 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately fourteen months.
Stock Options
     In the first quarter of fiscal 2007 and 2006, 377,000 and 0 shares were granted respectively, of which 40,000 were restricted stock in 2007. The Black-Scholes option pricing model was used to estimate the fair value of stock-based awards with the following weighted average assumptions for the first quarter of fiscal 2007.

	2007
Dividend yield	0%
Expected volatility	53%
Risk-free interest rate	4.51	% -	4.58%
Expected holding period (in years)	6.92
Weighted-average grant-date fair value	$11.91	- $	12.30
     The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.

     The following table represents stock option activity for the three months ended December 31, 2006:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	2,022,000	$4.38
Granted	377,000	10.94
Exercised	(86,915)	8.40
Canceled	0	0.00

Outstanding options at end of period	2,312,085	$5.30	5.71 Yrs.

Outstanding exercisable at end of period	1,732,585	$4.59	4.63 Yrs.

     Shares available for future stock option grants to employees and directors under existing plans were 582,000 at December 31, 2006. At December 31, 2006, the aggregate intrinsic value of options outstanding was $15,605,967, and the aggregate intrinsic value of options exercisable was $12,930,950. Total intrinsic value of options exercised was $265,926 for the three months ended December 31, 2006 and resulted in a tax benefit of $69,806. During the quarter, two of the Company’s executives and one of its directors tendered an aggregate of 41,340 shares with a fair market value of $485,750 to the Company as consideration for the exercise of 56,000 stock options with an exercise price of $485,750. The shares acquired by the Company were subsequently retired.
Note D — Inventories
     Inventories consist of the following:

	December 31,	September 30,
	2006	2006
Raw materials	$2,274,224	$1,807,706
Work-in-process	1,664,475	1,603,912
Finished goods	1,613,331	1,312,978
Reserve for inventory obsolescence	(85,449)	(82,018)

	$5,466,581	$4,642,578

Note E — Income Taxes
     The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized. Prior to fiscal 2005, the Company recorded a full valuation allowance against its deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as the Company had not achieved a sufficient level of sustained profitability. During 2005, management concluded that the Company had attained a sufficient level of sustained profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. During the first quarter of fiscal 2007, the Company’s earnings fully offset the valuation allowance. The Company utilized its entire $20.7 million net operating loss carryforward in the current quarter which reduced the overall effective state and federal income tax rates. As a result, the Company recorded $7.3 million for income tax expense. In addition, approximately $70,000 was recorded as a credit to equity as a credit for tax benefits associated with the exercise of stock options. Those tax benefits had been previously unrecognized as a result of the valuation allowance that was recorded during the time such exercises occurred. In future periods of taxable earnings, the Company expects to report an income tax provision using an effective tax rate to be in the range of 34 — 37%.

Note F — Comprehensive Income
     Comprehensive income includes net income and all other nonowner changes in shareholders’ equity during a period.
     The comprehensive income for the three months ended December 31, 2006 and 2005 consists of the following:

	Three Months Ended
	December 31,
	2006	2005
Net income	$31,466,607	$311,378
Foreign currency adjustment	205,609	—
Unrealized gain (loss) on securities held	—	1,257

Comprehensive income	$31,672,216	$312,635

Note G — Pro forma Results
     On June 2, 2006, the Company, through its subsidiary Rochester Medical Limited, completed the acquisition of certain assets of Coloplast and Mentor Medical Limited (“MML”), pursuant to an agreement dated May 17, 2006. As provided in the agreement, the Company acquired certain assets, including certain trademarks, related to sales of Male External Catheters (“MECs”) in the United Kingdom. The assets also include MML’s UK Dispensing Appliance Contractor License and its sales offices and warehouse facility in Lancing, England. The pro forma unaudited results of operations for the three months ended December 31, 2006 and 2005, assuming consummation of the purchase of the assets from Coloplast and MML as of October 1, 2005, are as follows:

	Three Months Ended
	December 31,
	2006	2005
Net Sales	$7,512	$7,109
Net Income	31,467	981
Per share data:

Basic earnings	$2.83	$0.09

Diluted earnings	$2.59	$0.09
Note H — Line of Credit and Long-Term Debt
     In June 2003, the Company entered into an agreement with the City of Stewartville to purchase additional land. The purchase price of the property was $170,000 plus interest at 7%. The initial down payment was $34,000. The balance outstanding at December 31, 2006 was $34,000. The final principal payment of $34,000 will be made, plus interest, in May 2007. In June 2006, in conjunction with the asset purchase agreement with Coloplast, the Company entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing payable in five equal installments of $1,068,000 payable annually on June 2. The outstanding balance on the promissory note at December 31, 2006 was $5,340,000. The Company has discounted the $5,340,000 note at 6.90% and reflects a $4,409,000 liability on its balance sheet.
     On June 2, 2006, in conjunction with the financing of the transactions between the Company, Mentor, and Coloplast, the Company entered into a $7,000,000 credit facility with U.S. Bank National Association. The new credit facility replaces the prior $1,000,000 revolving line of credit with U.S. Bank that expired on March 31, 2006. The new credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to the quoted one-month LIBOR rate plus 1.60% as of the date of the loan, and a revolving line of credit of up to $2,000,000, maturing annually beginning March 31, 2007, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. On November 17, 2006, the interest rate on the term loan was fixed at 6.83%. As of December

31, 2006, the Company had no borrowings under the revolving line of credit. The obligations of the Company are secured by assets of the Company, including accounts, general intangibles, inventory, and equipment. The term loan agreement and revolving credit agreement require the Company to comply with certain financial covenants, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens. The Company was in compliance with the financial covenants as of December 31, 2006.
Note I — Litigation Settlements
     The Company is a plaintiff in a lawsuit titled Rochester Medical Corporation vs. C.R. Bard, Inc.; Tyco International (US), Inc.; Tyco Health Care Group, L.P.; Novation LLC; VHA, Inc.; Premier, Inc.; and Premier Purchasing Partners, in the United States District Court for the Eastern District of Texas, Civil Action No. 504-CV-060. This suit alleges anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters, and seeks an unspecified amount of damages and injunctive and other relief.
     On November 20, 2006, the Company announced that it had reached a settlement with Premier, Inc. and Premier Purchasing Partners, L.P. with respect to the lawsuit. Under the settlement agreement, Premier paid the Company $8,825,000 (net $5,155,000 after payment of attorneys’ fees and expenses) and was dismissed from the lawsuit. On December 14, 2006, the Company announced it had reached a settlement with C.R. Bard, Inc., whereby C.R. Bard, Inc. paid the Company $49,000,000 (net $33,450,000 after payment of attorneys’ fees and expenses) and was dismissed from the lawsuit. The net proceeds from these payments is recorded in Other Income in the Statement of Operations for the period ended December 31, 2006. The litigation continues against all other defendants in the case, which is scheduled for trial in May 2007.
Note J — Recently Issued Accounting Standards
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
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 16, 2008.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that this guidance may have on its results of operations and financial position.
     In September 2006, the SEC staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a significant effect on its consolidated financial statements.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
     The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended
	December 31,
	2006	2005
Net Sales	100%	100%
Cost of Sales	50%	65%

Gross Margin	50%	35%

Operating Expenses:
Marketing and Selling	16%	13%
Research and Development	3%	4%
General and Administrative	27%	12%

Total Operating Expenses	46%	29%

Income from Operations	4%	6%
Interest Income (Expense), Net	(1)%	1%
Other Income	514%	0%

Net Income before taxes	517%	7%

Income tax expense	98%	0%

Net Income after taxes	419%	7%

     The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical® branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	Fiscal Quarter Ended December 31,
	2006			2005
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$1,874	$1,006	$2,880	$1,253	$1,132	$2,385
Advanced products	267	25	292	161	25	186

Total private label sales	$2,141	$1,031	$3,172	$1,414	$1,157	$2,571

Branded sales:
Base products	$855	$2,991	$3,846	$814	$748	$1,562
Advanced products	390	104	494	326	148	474

Total branded sales	$1,245	$3,095	$4,340	$1,140	$896	$2,036

Total net sales:	$3,386	$4,126	$7,512	$2,554	$2,053	$4,607

Three Month Periods Ended December 31, 2006 and December 31, 2005
     Net Sales. Net sales for the first quarter of fiscal 2007 increased 63% to $7,512,000 from $4,607,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in sales volume. Domestic sales of branded products increased by 9% for the quarter compared to the same period last year. Our international branded sales increased 245% compared to the same period last year, primarily as a result of the operations in the United Kingdom that were purchased in June 2006. Total branded sales results met management’s expectations. Private label sales increased 23% for the quarter compared to the same period last year.
     Gross Margin. Our gross margin as a percentage of net sales for the first quarter of fiscal 2007 was 50% compared to 35% for the comparable quarter of last fiscal year. The increase in gross margin this quarter was primarily due to increased sales and a more favorable sales mix, offset by inefficiencies in manufacturing brought on by large increases in production and unscheduled overtime.
     Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the first quarter of fiscal 2007 increased 106% to $1,234,000 from $599,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to increased sales personnel and related expenses of $510,000 incurred through the addition of the our new U.K. operations, increased advertising expense of $98,000 related to marketing in the U.K., and $63,000 related to stock options in accordance with the new reporting requirements of SFAS 123(R). Marketing and selling expense as a percentage of net sales for the fiscal quarters ended December 31, 2006 and 2005 were 16% and 13%, respectively.
     Research and Development. Research and development expense primarily includes internal labor costs, as well as expenses associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense for the first quarter of fiscal 2007 increased to $203,000 from $174,000 for the comparable quarter of last fiscal year. The increase in research and development expense relates primarily to increased compensation expense of $7,000 and $13,000 related to stock options in accordance with the new reporting requirements of SFAS 123(R). Research and development expense as a percentage of net sales for the fiscal quarters ended December 31, 2006 and 2005 were 3% and 4%, respectively.
     General and Administrative. General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel and accounting advisors. General and administrative expense for the first quarter of fiscal 2007 increased 258% to $2,049,000 from $572,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is primarily related to increased administrative costs of $308,000 associated with the addition of our new U.K. operations, $132,000 of additional depreciation and amortization related to the U.K. acquisition, and $1,009,000 related to stock options in accordance with the new reporting requirements of SFAS 123(R). General and administrative expense as a percentage of net sales for the fiscal quarters ended December 31, 2006 and 2005 were 27% and 12%, respectively.
     Interest Income. Interest income for the first quarter of fiscal 2007 increased 31% to $75,000 from $57,000 for the comparable quarter of last fiscal year. The increase in interest income reflects significantly higher cash positions for a portion of the quarter as a result of the lawsuit settlements with Premier and C.R. Bard.
     Interest Expense. Interest expense for the first quarter of fiscal 2007 increased to $160,000 from $3,000 for the comparable quarter of last fiscal year. The increase in interest expense in the first quarter of fiscal 2007 reflects increases in debt used to partially finance our purchase of certain assets from Mentor Corporation and Coloplast A/S in June 2006 transactions.
     Income Taxes. We recorded a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. Prior to fiscal 2005, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as we had not achieved a sufficient level of sustained profitability. During 2005, management concluded that we had attained a sufficient level of sustained profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. During the first quarter of fiscal 2007, our earnings fully offset the valuation allowance. We utilized our entire $20.7 million net operating loss carryforward in the current quarter which reduced the overall effective state and federal income tax rates. As a result, we recorded $7.3 million for income tax expense. In addition, approximately $70,000 was recorded as a credit to equity as a credit for tax benefits associated with the exercise of stock options. Those tax benefits had been previously unrecognized as a result of the valuation allowance that was recorded during the time such exercises occurred. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate to be in the range of 34 — 37%.
Liquidity and Capital Resources
     Our cash, cash equivalents and marketable securities were $42.2 million at December 31, 2006 compared to $2.9 million at September 30, 2006. The increase in cash primarily resulted from the lawsuit settlements with both Premier and C.R. Bard and cash provided by operations offset by capital expenditures. The amounts of the settlements received from Premier and C.R. Bard, net of legal fees, were $5,155,000 and $33,450,000 respectively.
     During the three-month period ended December 31, 2006, we generated $39,359,000 of cash from operating activities compared to $1,311,000 of cash provided by operations during the comparable period of the prior fiscal year. Increased net cash from operating activities in the first quarter of fiscal 2007 primarily reflects cash settlements received from lawsuits and net income before depreciation and decreases in accounts receivable and increases in accounts payables and income tax payables, offset by increases in inventory and other current assets and decreases in other current liabilities. Accounts receivable balances during this period decreased 6% or $278,000, primarily as a result of increased collections. Inventories increased 15% or $717,000, primarily as a result of building inventory to support the increase in sales volume. Accounts payable increased 15% or $188,000 primarily reflecting costs associated with the U.K and fees associated with being a public company. Other current liabilities decreased 4% or $154,000 consistent with the reasons stated for accounts payable. Income tax payable increased $6,672,000 in the current quarter related to taxes payable in the U.S. as a result of the lawsuit settlements. In addition, capital expenditures during this period were $391,000 compared to $107,000 for the comparable period last year.
     On June 2, 2006, in conjunction with the financing of the transactions between us, Mentor, and Coloplast, we entered into a $7,000,000 credit facility with U.S. Bank National Association. The new credit facility replaces the prior $1,000,000 revolving line of credit with U.S. Bank that expired on March 31, 2006. The new credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to the quoted one-month LIBOR rate plus 1.60% as of the date of the loan, and a revolving line of credit of up to $2,000,000, maturing annually beginning March 31, 2007, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. On

November 17, 2006, the interest rate on the term loan was fixed at 6.83%. As of December 31, 2006, we had no borrowings under the revolving line of credit. Our obligations are secured by our assets, including accounts, general intangibles, inventory, and equipment. The term loan agreement and revolving credit agreement require us to comply with certain financial covenants, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens.
          On November 20, 2006, we announced that we had reached a settlement with Premier, Inc. and Premier Purchasing Partners, L.P. with respect to the lawsuit we initiated in February 2004 against certain GPOs and individual defendants alleging anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters. Under the settlement agreement, Premier paid us $8,825,000 (net $5,155,000 after payment of attorneys’ fees and expenses) and was dismissed from the lawsuit. On December 14, 2006, we announced we had reached a settlement with C.R. Bard, Inc., whereby C.R. Bard, Inc. paid us $49,000,000 (net $33,450,000 after payment of attorneys’ fees and expenses) and was dismissed from the lawsuit.
          We believe that our capital resources on hand at December 31, 2006, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in United States dollars and British pounds. The carrying value of these cash equivalents approximates fair market value. Our revolving line of credit bears interest at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. As of December 31, 2006, we had no borrowings under the revolving line of credit.

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
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.
     Changes in Internal Controls. During our first fiscal quarter, there have not been any significant changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are the plaintiff in a lawsuit titled Rochester Medical Corporation vs. C.R. Bard, Inc.; Tyco International (US), Inc.; Tyco Health Care Group, L.P.; Novation LLC; VHA, Inc.; Premier, Inc.; and Premier Purchasing Partners, in the United States District Court for the Eastern District of Texas, Civil Action No. 504-CV-060. This suit alleges anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters, and seeks an unspecified amount of damages and injunctive and other relief.
     On November 20, 2006, we announced that we had reached a settlement with Premier, Inc. and Premier Purchasing Partners, L.P. with respect to the lawsuit. Under the settlement agreement, Premier paid us $8,825,000 (net $5,155,000 after payment of attorneys’ fees and expenses) and was dismissed from the lawsuit. On December 14, 2006, we announced we had reached a settlement with C.R. Bard, Inc., whereby C.R. Bard, Inc. paid us $49,000,000 (net $33,450,000 after payment of attorneys’ fees and expenses) and was dismissed from the lawsuit. The litigation continues against all other defendants in the case, which is scheduled for trial in May 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Pursuant to our employee stock plans relating to the grant of employee stock options and restricted stock awards, we have granted and may in the future grant employee stock options to purchase shares of our common stock for which the purchase price may be paid by means of delivery to us by the optionee of shares of our common stock that are already owned by the optionee (at a value equal to market value on the date of the option exercise). During the period covered by this report, two of our executive officers and one of our directors tendered an aggregate of 41,340 shares of our common stock with a fair market value of $485,750 in order to exercise 56,000 shares with a fair market value of $485,750.

Item 6. Exhibits
10.1	The Company’s Fiscal 2007 Executive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on November 21, 2006).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION
Date: February 14, 2007	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: February 14, 2007	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
10.1	The Company’s Fiscal 2007 Executive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on November 21, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.