Form 10-Q
period 2007-06-30
ROCHESTER MEDICAL CORPORATION
filed 2007-08-14
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to
Commission File Number: 0-18933
ROCHESTER MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA	41-1613227
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

ONE ROCHESTER MEDICAL DRIVE,
STEWARTVILLE, MN	55976
(Address of principal executive offices)	(Zip Code)
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
11,668,886 Common Shares as of August 13, 2007.

ROCHESTER MEDICAL CORPORATION
Report on Form 10-Q
for the three and nine months ended
June 30, 2007
 i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
Assets:	(unaudited)
Current assets:
Cash and cash equivalents	$7,671,267	$2,906,698
Marketable securities	30,311,938	—
Accounts receivable, net	5,665,945	4,494,094
Inventories	7,046,042	4,642,578
Prepaid expenses and other assets	494,417	410,267
Deferred income tax asset	900,000	53,000

Total current assets	52,089,609	12,506,637
Property and equipment:
Land and buildings	7,649,074	7,576,107
Equipment and fixtures	14,099,194	12,208,194

	21,748,268	19,784,301
Less accumulated depreciation	(12,337,288)	(11,545,055)

Total property and equipment	9,410,980	8,239,246
Deferred income tax asset	415,000	1,178,000
Goodwill	5,430,176	5,487,141
Finite life intangibles, net	7,780,012	8,270,157
Patents, net	264,246	271,171

Total assets	$75,390,023	$35,952,352

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,485,825	$1,278,441
Accrued expenses	1,038,094	1,621,376
Deferred revenue	—	114,287
Current maturities of debt	1,731,825	1,681,361
Current maturities of capital leases	—	42,084
Income tax payable	1,641,372	105,559

Total current liabilities	5,897,116	4,843,108
Long-term liabilities:
Deferred revenue	—	449,999
Long-term debt, less current maturities	6,024,445	7,540,737
Capital leases, less current maturities	—	21,946

Total long-term liabilities	6,024,445	8,012,682
Shareholders’ equity:
Common stock, no par value:
Authorized — 40,000,000
Issued and outstanding shares (11,668,886 — June 30, 2007; 11,086,560— September 30, 2006)	49,839,651	43,128,727
Retained earnings/(accumulated deficit)	13,231,070	(20,085,742)
Accumulated other comprehensive income	397,741	53,577

Total shareholders’ equity	63,468,462	23,096,562

Total liabilities and shareholders’ equity	$75,390,023	$35,952,352

Note — The Balance Sheet at September 30, 2006 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$8,367,140	$5,358,076	$24,225,709	$14,839,355
Cost of sales	3,918,614	3,361,907	11,574,203	9,682,200

Gross profit	4,448,526	1,996,169	12,651,506	5,157,155

Operating expenses:
Marketing and selling	1,809,928	786,583	4,564,275	1,961,950
Research and development	267,235	209,060	710,500	569,657
General and administrative	1,443,932	788,584	5,202,631	2,355,384

Total operating expenses	3,521,095	1,784,227	10,477,406	4,886,991

Income from operations	927,431	211,942	2,174,100	270,164

Other income (expense):
(Loss) on sale of investments	—	—	—	(103,532)
Interest income	393,594	70,933	907,947	188,379
Interest expense	(89,626)	(56,377)	(402,448)	(61,451)
Other income	—	—	38,605,000	—

Net income before income taxes	1,231,399	226,498	41,284,599	293,560

Income tax expense (benefit)	424,836	(758,991)	7,967,902	(758,991)

Net income	$806,563	$985,489	$33,316,697	$1,052,551

Net income per share — basic	$0.07	$0.09	$2.93	$0.10
Net income per share — diluted	$0.06	$0.08	$2.69	$0.09

Weighted average number of common shares outstanding — basic	11,649,268	11,072,988	11,371,894	11,064,224
Weighted average number of common shares outstanding — diluted	12,565,278	11,837,710	12,400,531	11,652,584
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$33,316,697	$1,052,551

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	792,233	847,636
Amortization	536,513	78,435
Stock based compensation	1,806,206	504,125
Deferred income tax	37,000	(776,997)
Changes in operating assets and liabilities:
Accounts receivable	(1,073,220)	(875,611)
Inventories	(2,345,105)	766,125
Other current assets	127,124	15,610
Accounts payable	201,404	661,718
Income tax payable	3,812,871	—
Deferred revenue	(564,286)	(117,857)
Other current liabilities	(626,344)	355,236

Net cash provided by operating activities	$36,021,093	$2,510,971

Investing activities:
Capital expenditures	(1,963,967)	(355,614)
Business acquisition	—	(11,556,656)
Patents	(39,442)	(28,579)
Purchases of marketable securities, net	(30,298,151)	5,361,625

Net cash by used in investing activities	$(32,301,560)	$(6,579,224)

Financing activities:
Proceeds from long-term financing	—	5,000,000
Payments on long-term debt	(1,465,828)	—
Payments on capital leases	(64,030)	(29,629)
Proceeds from issuance of common stock upon exercise of options	2,498,207	92,000

Net cash provided by financing activities	$968,349	$5,062,371

Effect of exchange rate on cash	76,687	5,529

Increase in cash and cash equivalents	4,764,569	999,647

Cash and cash equivalents at beginning of period	2,906,698	1,129,876

Cash and cash equivalents at end of period	$7,671,267	$2,129,523

Supplemental Cash Flow Information
Interest paid	$528,432	$—
Taxes paid	$4,050,000	$—
Supplemental disclosure of non-cash financing activities:
Debt used to finance asset acquisition	$—	$4,409,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
Note A — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements and the unaudited June 30, 2007 and 2006 condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2006 Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. Operating results for the three-month and nine-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.
     On November 17, 2006, the Company completed a 2 for 1 stock split. All share and per share data presented in these financial statements have been retroactively restated to reflect shares and prices post-split.
     During the quarter ended March 31, 2007 we recognized $525,000 of deferred revenue related to a 10 year distribution agreement with Coloplast. As part of the original agreement, Coloplast paid the Company $1 million for the exclusive right to market and sell the Release NF Foley catheter in the U.K for a period of 10 years. In March 2007, both companies mutually agreed to terminate the contract thus accelerating the recognition of the remaining deferred revenue of the Company.
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

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Numerator:
Net income	$806,563	$985,489	$33,316,697	$1,052,551

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	11,649,268	11,072,988	11,371,894	11,064,224
Effect of dilutive stock options	916,010	764,722	1,028,637	588,360

Denominator for diluted net income per share-weighted average shares outstanding	12,565,278	11,837,710	12,400,531	11,652,584

Basic net income per share	$0.07	$0.09	$2.93	$0.10

Dilute net income per share	$0.06	$0.08	$2.69	$0.09

     Employee stock options of 25,000 and 143,000 for the third quarter of fiscal years 2007 and 2006, and 30,000 and 191,000 for the nine months ended June 30, 2007 and 2006, respectively, have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the Company’s common stock and their affect would have been antidilutive.
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
     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period. The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the quarter ended June 30, 2007 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, October 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and (b) compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recorded approximately $345,000 and $1,806,000 of related stock-based compensation expense for the three and nine months ended June 30, 2007, and approximately $88,000 and $504,000 of related stock-based compensation expense for the three and nine months ended June 30, 2006. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.03 and $0.01 for the three months ended June 30, 2007 and 2006, respectively, and $0.16 basic, $0.14 diluted and $0.05 basic, $0.04 diluted earnings per share for the nine months ended June 30, 2007 and 2006, respectively.
     As of June 30, 2007, $1,729,073 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately sixteen months.
Stock Options
     In the third quarter of fiscal 2007 and 2006, 0 and 10,000 shares were granted respectively. We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods. There were no grants this quarter.

	2007	2006
Dividend yield	N/A	0%
Expected volatility	N/A	53%
Risk-free interest rate	N/A	5.125%
Expected holding period (in years)	N/A	6.66
Weighted-average grant-date fair value	N/A	$8.60
     The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.

     The following table represents stock option activity for the three months ended June 30, 2007:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	1,889,384	$5.77
Granted	—	—
Exercised	(85,050)	$3.09
Canceled	—	—

Outstanding options at end of period	1,804,334	$5.89	5.99 Yrs.

Outstanding exercisable at end of period	1,325,334	$4.83	4.97 Yrs.

     Shares available for future stock option grants to employees and directors under existing plans were 553,000 at June 30, 2007. At June 30, 2007, the aggregate intrinsic value of options outstanding was $16,654,183, and the aggregate intrinsic value of options exercisable was $13,503,435. Total intrinsic value of options exercised was $1,695,725 for the three months ended June 30, 2007 and resulted in a tax benefit of $553,925.
Note D — Inventories
     Inventories consist of the following:

	June 30,	September 30,
	2007	2006
Raw materials	$1,815,037	$1,807,706
Work-in-process	2,478,801	1,603,912
Finished goods	2,856,648	1,312,978
Reserve for inventory obsolescence.	(104,444)	(82,018)

	$7,046,042	$4,642,578

Note E — Marketable Securities
     The Company has considerable investments in marketable securities and cash as a result of the cash settlements received from lawsuits. The marketable securities primarily consist of investments in various municipal bonds with variable interest rates that mature within the next 12 months.
Note F — Income Taxes
     The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized. Prior to fiscal 2005, the Company recorded a full valuation allowance against its deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as the Company had not achieved a sufficient level of sustained profitability. During 2005, management concluded that the Company had attained a sufficient level of sustained profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. During the first quarter of fiscal 2007, the Company’s earnings fully offset the valuation allowance. The Company utilized its entire $20.7 million net operating loss carryforward in the first fiscal quarter which reduced the overall effective state and federal income tax rates. As a result, the Company recorded $425,000 for income tax expense in the current quarter and $7,968,000 for the nine months ended June 30, 2007. In addition, approximately $2.3 million was recorded as a credit to equity related to the tax benefits associated with the exercise of stock options for the nine months ended June 30, 2007. Those tax benefits had been previously unrecognized as a result of the valuation allowance that was recorded during the time such exercises occurred. In future periods of taxable earnings, the Company expects to report an income tax provision using an effective tax rate to be in the range of 34-37%.

Note G — Comprehensive Income
     Comprehensive income includes net income and all other nonowner changes in shareholders’ equity during a period. The comprehensive income for the three-month and nine-month periods ended June 30, 2007 and 2006 consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$806,563	$985,489	$33,316,697	$1,052,551
Foreign currency adjustment	161,503	5,529	358,931	5,529
Unrealized gain (loss) on securities held	(13,787)	—	(13,787)	1,746

Comprehensive income	$954,279	$991,018	$33,661,841	$1,059,826

Note H — Pro Forma Results
     On June 2, 2006, the Company, through its subsidiary Rochester Medical Limited, completed the acquisition of certain assets of Coloplast and Mentor Medical Limited (“MML”), pursuant to an agreement dated May 17, 2006. As provided in the agreement, the Company acquired certain assets, including certain trademarks, related to sales of Male External Catheters (“MECs”) in the United Kingdom. The assets also include MML’s UK Dispensing Appliance Contractor License and its sales offices and warehouse facility in Lancing, England. The pro forma unaudited results of operations for the three months and nine months ended June 30, 2007 and 2006, assuming consummation of the purchase of the assets from Coloplast and MML as of October 1, 2005, are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Sales	$8,367,000	$6,820,000	$24,226,000	$20,650,000
Net Income	807,000	1,657,000	33,317,000	3,607,000
Per share data:
Basic earnings	$0.07	$0.15	$2.93	$0.33
Diluted earnings	$0.06	$0.14	$2.69	$0.31
Note I — Line of Credit and Long-Term Debt
     In June 2006, in conjunction with the asset purchase agreement with Coloplast, the Company entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing payable in five equal installments of $1,068,000 payable annually on June 2. The Company has discounted the $5,340,000 note at 6.90% which reflects its cost of borrowing at the date of the purchase agreement and has recorded the debt net of discount of $931,000 at $4,409,000. The outstanding balance on the promissory note at June 30, 2007 was $3,625,723. The Company recorded approximately $63,000 and $176,000 of accrued interest expense in the three and nine months ended June 30, 2007.
     On June 2, 2006, in conjunction with the financing of the transactions between the Company, Mentor, and Coloplast, the Company entered into a $7,000,000 credit facility with U.S. Bank National Association. The credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at 6.83%, and a revolving line of credit of up to $2,000,000, maturing annually beginning March 31, 2008, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. As of June 30, 2007, the Company had no borrowings under the revolving line of credit. The obligations of the Company are secured by assets of the Company, including accounts, general intangibles, inventory, and equipment. The term loan agreement and revolving credit agreement require the Company to comply with certain financial covenants, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens. The Company was in compliance with the financial covenants as of June 30, 2007.

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
     On November 20, 2006, the Company announced that it had reached a settlement with Premier, Inc. and Premier Purchasing Partners, L.P. with respect to the lawsuit. Under the settlement agreement, Premier paid the Company $8,825,000 (net $5,155,000 after payment of attorneys’ fees and expenses) and was dismissed from the lawsuit. On December 14, 2006, the Company announced it had reached a settlement with C.R. Bard, Inc., whereby C.R. Bard, Inc. paid the Company $49,000,000 (net $33,450,000 after payment of attorneys’ fees and expenses) and was dismissed from the lawsuit. The net proceeds from these payments is recorded in Other Income in the Statement of Operations for the nine months ended June 30, 2007.
     On August 6, 2007, the Company announced that it had reached a settlement with Novation LLC with respect to the lawsuit. Under the settlement agreement, Novation is awarding the Company an Innovative Technology Contract for its urological catheter products and related accessories, including the Company’s advanced Infection Control catheters, and was dismissed from the lawsuit. The Innovative Technology Contract has a three-year term from the effective date of September 1, 2007. The litigation continues against Tyco, which is scheduled for trial in February 2008.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that this guidance may have on its consolidated financial position and results of operations.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

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
     The following discussion pertains to our results of operations and financial position for the quarters ended June 30, 2007 and 2006. Results of the periods are not necessarily indicative of the results to be expected for the complete year. For the third quarter ended June 30, 2007, we reported net income of $0.06 per diluted share, compared to $0.08 per diluted share for the same period last year. Net income from operations was $927,000 for the quarter ended June 30, 2007 compared to a $212,000 for the comparable period in 2006.
Results of Operations
     The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Sales	100%	100%	100%	100%
Cost of Sales	47%	63%	48%	65%

Gross Margin	53%	37%	52%	35%

Operating Expenses:
Marketing and Selling	22%	14%	19%	13%
Research and Development	3%	4%	3%	4%
General and Administrative	17%	15%	21%	16%

Total Operating Expenses	42%	33%	43%	33%

Income from Operations	11%	4%	9%	2%
Interest Income, Net	4%	0%	2%	0%
Other Income	0%	0%	159%	0%

Net Income before taxes	15%	4%	170%	2%

Income tax expense (benefit)	5%	(14%)	33%	(5%)

Net Income after taxes	10%	18%	137%	7%

     The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical® branded sales) and distribution channel (domestic and international markets)(all dollar amounts below are in thousands):

	Fiscal Quarter Ended June 30,
	2007			2006
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$1,957	$1,222	$3,179	$1,131	$1,379	$2,510
Advanced products	309	—	309	172	25	197

Total private label sales	$2,266	$1,222	$3,488	$1,303	$1,404	$2,707

Branded sales:
Base products	$851	$3,543	$4,394	$842	$1,416	$2,258
Advanced products	439	46	485	348	45	393

Total branded sales	$1,290	$3,589	$4,879	$1,190	$1,461	$2,651

Total net sales:	$3,556	$4,811	$8,367	$2,493	$2,865	$5,358

	Fiscal Year to Date Ended June 30
	2007			2006
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$5,516	$3,522	$9,038	$3,920	$3,674	$7,594
Advanced products	751	550	1,301	524	75	599

Total private label sales	$6,267	$4,072	$10,339	$4,444	$3,749	$8,193

Branded sales:
Base products	$2,669	$9,665	$12,334	$2,517	$2,871	$5,388
Advanced products	1,258	295	1,553	1,017	241	1,258

Total branded sales	$3,927	$9,960	$13,887	$3,534	$3,112	$6,646

Total net sales:	$10,194	$14,032	$24,226	$7,978	$6,861	$14,839

Three Month and Nine Month Periods Ended June 30, 2007 and June 30, 2006
     Net Sales. Net sales for the third quarter of fiscal 2007 increased 56% to $8,367,000 from $5,358,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in sales of branded product particularly as a result of the U.K. acquisition and an increase in private label sales. Domestic sales of branded products increased by 8% for the quarter compared to the same period last year. Our international branded sales increased 248% compared to the same period last year. Our total branded sales results met management’s expectations. Private label sales increased 27% for the quarter compared to the same period last year.
     Net sales for the nine months ended June 30, 2007 increased 63% to $24,226,000 from $14,839,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month sales are generally consistent with those discussed above for the current quarter. Net sales for the nine months ended June 30, 2007 also includes $525,000 of deferred revenue we recognized during the quarter ended March 31, 2007, which represents the remaining portion of the $1 million fee paid by Coloplast A/S in 2002 for marketing rights to our antibacterial Release NF Foley catheter in the U.K for a period of 10 years. Those rights have now been cancelled by mutual agreement, thus accelerating the recognition of the remaining amount as all conditions for revenue recognition had now been met.
     Gross Margin. Our gross margin as a percentage of net sales for the third quarter of fiscal 2007 was 53% compared to 37% for the comparable quarter of last fiscal year. The increase in gross margin this quarter was primarily due to increased sales volume and increased sales of higher margin products.

     Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the third quarter of fiscal 2007 increased 130% to $1,810,000 from $787,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to increased sales personnel and related expenses of $532,000 incurred through the addition of our new U.K. operations, $400,000 incurred in additional sales and marketing expenses related to the US acute care market and $88,000 of increased stock-based compensation expense related to stock options in accordance with the reporting requirements of SFAS 123(R). Marketing and selling expense as a percentage of net sales for the fiscal quarters ended June 30, 2007 and 2006 were 22% and 15%, respectively.
     Marketing and selling expense for the nine months ended June 30, 2007 increased 133% to $4,564,000 from $1,962,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.
     Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense for the third quarter of fiscal 2007 increased 28% to $267,000 from $209,000 for the comparable quarter of last fiscal year. The increase in research and development expense relates primarily to increased wages, medical costs and increased stock-based compensation expense of $46,000. Research and development expense as a percentage of net sales for the fiscal quarters ended June 30, 2007 and 2006 were 3% and 4%, respectively.
     Research and development expense for the nine months ended June 30, 2007 increased 25% to $711,000 from $569,000 for the comparable nine-month period of last fiscal year. The factors affecting the increase in research and development expense for the nine months ended June 30, 2007 are generally consistent with those discussed above for the current quarter.
     General and Administrative. General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors and auditors. General and administrative expense for the third quarter of fiscal 2007 increased 83% to $1,444,000 from $789,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is primarily related to increased administrative costs of $349,000 associated with the addition of our new U.K. operations, $178,000 of additional depreciation and amortization related to the U.K. acquisition, and $170,000 in expenses related to our preparation for compliance with Section 404 of the Sarbanes-Oxley Act. General and administrative expense as a percentage of net sales for the fiscal quarters ended June 30, 2007 and 2006 were 17% and 15%, respectively.
     General and administrative expense for the nine months ended June 30, 2007 increased 121% to $5,203,000 from $2,355,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.
     Interest Income. Interest income for the third quarter of fiscal 2007 increased 455% to $394,000 from $71,000 for the comparable quarter of last fiscal year. The increase in interest income reflects significantly higher cash positions as a result of the lawsuit settlements with Premier and C.R. Bard in the first quarter.
     Interest income for the nine months ended June 30, 2007 increased 382% $907,000 from $188,000 for the comparable nine-month period of last fiscal year. The increase reflects significantly higher cash positions as discussed above and an overall higher interest rate on investments.
     Interest Expense. Interest expense for the third quarter of fiscal 2007 increased $34,000 to $90,000 from the comparable quarter of last fiscal year. The increase in interest expense reflects increases in debt used to partially finance our purchase of certain assets from Mentor Corporation and Coloplast A/S in June 2006 transactions.
     Interest expense for the nine months ended June 30, 2007 increased $341,000 to $402,000 from $61,000 for the comparable nine-month period of last fiscal year. The increase reflects increased interest on debt as discussed above.

     Income Taxes. We recorded a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. Prior to fiscal 2005, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as we had not achieved a sufficient level of sustained profitability. During 2005, management concluded that we had attained a sufficient level of sustained profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. During the first quarter of fiscal 2007, our earnings fully offset the valuation allowance. We utilized our entire $20.7 million net operating loss carryforward in the first fiscal quarter which reduced the overall effective state and federal income tax rates. As a result, we recorded $425,000 for income tax expense in the current quarter. In addition, approximately $554,000 was recorded as a credit to equity as a credit for tax benefits associated with the exercise of stock options. Those tax benefits had been previously unrecognized as a result of the valuation allowance that was recorded during the time such exercises occurred. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate to be in the range of 34-37%.
Liquidity and Capital Resources
     Our cash, cash equivalents and marketable securities were $38.0 million at June 30, 2007 compared to $2.9 million at September 30, 2006. The increase in cash primarily resulted from the lawsuit settlements with both Premier and C.R. Bard and cash provided by stock option exercises and operations offset by cash used for capital expenditures. The amounts of the settlements received from Premier and C.R. Bard, net of legal fees, were $5,155,000 and $33,450,000 respectively.
     During the nine-month period ended June 30, 2007, we generated $36,085,000 of cash from operating activities compared to $2,511,000 of cash provided by operations during the comparable period of the prior fiscal year. Increased net cash from operating activities in fiscal 2007 primarily reflects cash settlements received from lawsuits and net income before depreciation, amortization and stock-based compensation and increases in accounts payable and income tax payable, offset by increases in accounts receivables and inventories and decreases in other current liabilities. Accounts receivable balances during this period increased 24% or $1,073,000, primarily as a result of increased sales. Inventories increased 51% or $2,345,000, as we increased our finished goods and work-in-process inventory to support the increase in sales volume. Other current assets remained relatively flat during the recent nine-month period. Accounts payables increased $201,000 primarily reflecting costs associated with the U.K. and Sarbanes-Oxley compliance costs. Other current liabilities decreased $539,000 during the recent nine-month period, primarily reflecting the timing of payments related to accounts payable. Income tax payable increased $3,813,000 during the nine months related to taxes payable in the U.S. as a result of the lawsuit settlements. In addition, capital expenditures during this period were $1,964,000 compared to $356,000 for the comparable period of the prior fiscal year.
     On June 2, 2006, in conjunction with the financing of the transactions between us, Mentor, and Coloplast, we entered into a $7,000,000 credit facility with U.S. Bank National Association. The credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to 6.83%, and a revolving line of credit of up to $2,000,000, maturing annually beginning March 31, 2007, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. As of June 30, 2007, we had no borrowings under the revolving line of credit. Our obligations are secured by our assets, including accounts, general intangibles, inventory, and equipment. The term loan agreement and revolving credit agreement require us to comply with certain financial covenants, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens. As of June 30, 2007 we were in compliance with the financial covenants.
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
     We believe that our capital resources on hand at June 30, 2007, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s

Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in United States dollars and British pounds. The carrying value of these cash equivalents approximates fair market value. Our revolving line of credit bears interest at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. As of June 30, 2007, we had no borrowings under the revolving line of credit.
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
Item 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date) we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the

effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
     Changes in Internal Controls. During our third fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On August 6, 2007, we announced that we had reached a settlement with Novation LLC with respect to the lawsuit. Under the settlement agreement, Novation is awarding us an Innovative Technology Contract for our urological catheter products and related accessories, including our advanced Infection Control catheters, and was dismissed from the lawsuit. The Innovation Technology Contract has a three-year term from the effective date of September 1, 2007. The litigation continues against Tyco, which is scheduled for trial in February 2008.
Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION

Date: August 14, 2007	By:	/s/ Anthony J. Conway

Anthony J. Conway
President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ David A. Jonas

David A. Jonas Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer