Form 10-Q
period 2007-12-31
ROCHESTER MEDICAL CORPORATION
filed 2008-02-11
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑     Yes               ☐     No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐     Yes               ☑     No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
11,821,886 Common Shares as of February 8, 2008.

ROCHESTER MEDICAL CORPORATION
Report on Form 10-Q
for quarter ended
December 31, 2007

i

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$8,736,066	$6,671,356
Marketable securities	28,676,923	30,465,244
Accounts receivable, net	4,913,202	5,527,518
Inventories, net	8,588,850	7,698,889
Prepaid expenses and other assets	508,563	6,480
Deferred income tax asset	828,588	876,032

Total current assets	52,252,192	51,245,519
Property and equipment:
Land and buildings	7,807,293	7,766,658
Equipment and fixtures	14,883,270	14,622,361

	22,690,563	22,389,019
Less accumulated depreciation	(13,007,454)	(12,709,984)

Total property and equipment	9,683,109	9,679,035
Deferred income tax asset	621,664	571,721
Goodwill	5,761,715	5,920,255
Finite life intangibles, net	7,590,075	7,821,562
Patents, net	256,316	257,353

Total assets	$76,165,071	$75,495,445

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,233,178	$1,091,874
Accrued compensation	568,611	1,109,533
Accrued expenses	351,552	869,404
Current maturities of debt	1,809,106	1,849,463

Total current liabilities	4,962,447	4,920,274
Long-term liabilities:
Long-term debt, less current maturities	5,774,352	6,066,246

Total long-term liabilities	5,774,352	6,066,246
Shareholders’ equity:
Common stock, no par value:
Authorized — 40,000,000
Issued and outstanding shares (11,821,886 — December 31, 2007; 11,690,886 — September 30, 2007)	51,154,792	50,150,739
Retained earnings	14,235,992	13,964,438
Accumulated other comprehensive income	37,488	393,748

Total shareholders’ equity	65,428,272	64,508,925

Total liabilities and shareholders’ equity	$76,165,071	$75,495,445

Note — The Balance Sheet at September 30, 2007 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	December 31,
	2007	2006

Net sales	$8,223,288	$7,511,966
Cost of sales	4,082,485	3,736,344

Gross profit	4,140,803	3,775,622

Operating expenses:
Marketing and selling	2,224,365	1,233,662
Research and development	228,943	202,770
General and administrative	1,615,118	2,049,146

Total operating expenses	4,068,426	3,485,578

Income from operations	72,377	290,044

Other income (expense):
Interest income	453,340	74,850
Interest expense	(149,489)	(159,647)
Other income	—	38,605,000

Net income before income taxes	376,228	38,810,247

Income tax expense	104,674	7,343,640

Net income	$271,554	$31,466,607

Net income per share — basic	$0.02	$2.83
Net income per share — diluted	$0.02	$2.59

Weighted average number of common shares outstanding — basic	11,730,234	11,102,034
Weighted average number of common shares outstanding — diluted	12,587,229	12,158,281
The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 31,
	2007	2006
Operating activities:
Net income	$271,554	$31,466,607

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	300,534	243,369
Amortization	178,797	177,835
Stock based compensation	250,995	1,102,299
Deferred income tax	(2,223)	248,999
Federal tax benefit of stock options exercised	102,369	—
Changes in operating assets and liabilities:
Deferred revenue	—	(39,286)
Accounts receivable	564,248	277,863
Inventories	(930,367)	(716,776)
Other current assets	(309,582)	(107,708)
Accounts payable	1,163,662	252,529
Income tax payable	(637,472)	6,671,791
Other current liabilities	(405,349)	(153,690)

Net cash provided by operating activities	547,166	39,423,832

Investing activities:
Capital expenditures	(345,322)	(390,660)
Patents	(11,556)	(24,214)
Purchases of marketable securities	(10,000,000)	—
Sales and maturities of marketable securities.	11,671,548	—

Net cash used in investing activities	1,314,670	(414,874)

Financing activities:
Payments on long-term debt	(224,866)	(213,523)
Payments on capital leases	—	(10,301)
Proceeds from issuance of common stock	650,646	244,488

Net cash provided by financing activities	425,780	20,664

Effect of exchange rate on cash	(222,906)	284,604

Increase in cash and cash equivalents	2,064,710	39,314,226

Cash and cash equivalents at beginning of period	6,671,356	2,906,698

Cash and cash equivalents at end of period	$8,736,066	$42,220,924

Supplemental Cash Flow Information
Interest paid	$72,096	$83,439
Taxes paid	$642,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2007
Note A — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements and the unaudited December 31, 2007 and 2006 condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2007 Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.
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

	Three Months Ended
	December 31,	December 31,
	2007	2006
Numerator:
Net income	$271,554	$31,466,607

Denominator:
Denominator for basic net income per share— weighted average shares outstanding	11,730,234	11,102,034
Effect of dilutive stock options	856,995	1,056,247

Denominator for diluted net income per share— weighted average shares outstanding	12,587,229	12,158,281

Basic net income per share	$0.02	$2.83

Dilute net income per share	$0.02	$2.59

     Employee stock options of 30,000 and 337,000 for the first quarter of fiscal years 2008 and 2007, respectively, have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the Company’s common stock and their affect would have been antidilutive.
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
     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period. The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the quarter ended December 31, 2007 and 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, October 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and (b) compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recorded approximately $251,000 and $1,102,000 of related stock-based compensation expense for the quarter ended December 31, 2007 and 2006, respectively. This stock-based compensation expense reduced diluted earnings per share for the quarters ended December 31, 2007 and 2006 by $0.02 and $0.09 respectively.
     As of December 31, 2007, $1,143,306 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately fourteen months.
Stock Options
     In the first quarter of fiscal 2008 and 2007, 0 and 377,000 shares were granted respectively, of which 40,000 were restricted stock in fiscal 2007. The Black-Scholes option pricing model was used to estimate the fair value of stock-based awards with the following weighted average assumptions for the first quarter of fiscal 2007. There were no grants this quarter.

	2008	2007
Dividend yield	NA	0%
Expected volatility	NA	53%
Risk-free interest rate	NA	4.51% — 4.58%
Expected holding period (in years)	NA	6.92
Weighted-average grant-date fair value	NA	$11.91 — $12.30
     The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.

     The following table represents stock option activity for the three months ended December 31, 2007:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	1,777,334	$5.90
Granted	0	—
Exercised	(131,000)	4.97
Canceled	0	—

Outstanding options at end of period	1,646,334	$5.98	5.70 Yrs.

Outstanding exercisable at end of period	1,245,334	$5.27	4.89 Yrs.

     Shares available for future stock option grants to employees and directors under existing plans were 558,000 at December 31, 2007. At December 31, 2007, the aggregate intrinsic value of options outstanding was $9,165,611, and the aggregate intrinsic value of options exercisable was $7,539,093. Total intrinsic value of options exercised was $1,004,386 for the three months ended December 31, 2007 and resulted in a tax benefit of $102,369.
Note D — Inventories
     Inventories consist of the following:

	December 31,	September 30,
	2007	2007
Raw materials	$2,112,201	$1,762,593
Work-in-process	3,700,982	3,202,035
Finished goods	2,886,420	2,851,288
Reserve for inventory obsolescence	(110,753)	(117,027)

	$8,588,850	$7,698,889

Note E — Marketable Securities
     The Company has considerable investments in marketable securities and cash as a result of the cash settlements received from lawsuits. The marketable securities primarily consist of investments in various municipal bonds with variable interest rates that mature within the next 12 months.
Note F — Income Taxes
     The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized. Prior to fiscal 2005, the Company recorded a full valuation allowance against its deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as the Company had not achieved a sufficient level of sustained profitability. During 2005, management concluded that the Company had attained a sufficient level of sustained profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. Considering projected levels of future income as well as the nature of the net deferred assets, management reduced the valuation allowance by $454,000 during 2005 resulting in a corresponding income tax benefit in the statement of operations, and management further reduced the allowance by $777,000 in 2006 to reflect management’s revised and increased estimates of future taxable income. During 2007, the Company’s earnings were sufficient to determine all deferred tax assets will be realized and the valuation allowance was therefore reduced to zero. The Company utilized its entire $21.0 million net operating loss in 2007 which reduced the overall effective state and federal income tax results. As a result, the Company recorded $8.4 million for income tax expense in 2007. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance. For the quarter ended December 31, 2007, the Company had an effective income tax rate of approximately 28% due to a large portion of income being tax exempt. The Company normally expects the effective tax rate on operating income to be in the range of 34-35%.

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 in the first quarter of fiscal 2008. There was no material effect on the consolidated financial statements. As a result, there was no cumulative effect related to adopting FIN 48.
     It is the Company’s practice to recognize penalties and/or interest to income tax matters in income tax expense. As of October 1, 2007, the Company did not have any accrued interest or penalties related to FIN 48 adoption as there is no unrecognized tax benefit as of the dated of adoption.
     The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the UK and various state jurisdictions. The Company is not currently under examination by any taxing jurisdiction.
Note G — Comprehensive Income
     Comprehensive income includes net income and all other nonowner changes in shareholders’ equity during a period. The comprehensive income (loss) for the three months ended December 31, 2007 and 2006 consists of the following:

	Three Months Ended
	December 31,
	2007	2006
Net income	$271,554	$31,466,607
Foreign currency adjustment	(239,487)	205,609
Unrealized gain (loss) on securities held	(116,773)	—

Comprehensive income (loss)	$(84,706)	$31,672,216

Note H — Line of Credit and Long-Term Debt
     In June 2006, in conjunction with an asset purchase agreement with Coloplast, the Company entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing payable in five equal installments of $1,068,000 payable annually on June 2. The Company has discounted the $5,340,000 note at 6.90% which reflects its cost of borrowing at the date of the purchase agreement and has recorded the debt net of discount of $931,000 at $4,409,000. The outstanding balance on the promissory note at December 31, 2007 was $3,902,643.
     In June 2006, the Company entered into a $7,000,000 credit facility with U.S. Bank National Association. The credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to 6.83%, and a revolving line of credit of up to $2,000,000, maturing annually beginning March 31, 2008, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. As of December 31, 2007, the Company had no borrowings under the revolving line of credit and the term loan had an outstanding balance of $3,680,815. The obligations of the Company are secured by assets of the Company, including accounts receivable, investments, general intangibles, inventory, and equipment. The term loan agreement and revolving credit agreement require the Company to comply with certain financial covenants, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens. As of December 31, 2007, the Company was not in compliance with one of the bank covenants related to its fixed charge coverage ratio as a result of timing of tax payments associated with lawsuit settlements. The Company has obtained a waiver from U.S. Bank for this covenant.

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
     On August 6, 2007, the Company announced that it had reached a settlement with Novation LLC with respect to the lawsuit. Under the settlement agreement, Novation awarded the Company an Innovative Technology Contract for its urological catheter products and related accessories, including the Company’s advanced Infection Control catheters, and was dismissed from the lawsuit. The Innovation Technology Contract has a three-year term from the effective date of September 1, 2007. The litigation continues against Tyco, with a new trial date yet to be determined by the court.
     The net proceeds from the settlement payments is recorded in Other Income in the Statement of Operations for the period ended December 31, 2006.
Note J — Recently Issued Accounting Standards
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 in the first quarter of fiscal 2008. There was no material effect on the consolidated financial statements. As a result, there was no cumulative effect related to adopting FIN 48.
     It is the Company’s practice to recognize penalties and/or interest to income tax matters in income tax expense. As of October 1, 2007, the Company did not have any accrued interest or penalties related to FIN 48 adoption as there is no unrecognized tax benefit as of the dated of adoption.
     The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the UK and various state jurisdictions. The Company is not currently under examination by any taxing jurisdiction.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157"). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that this guidance may have on its results of operations and financial position.
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

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS No. 160 will have a material impact on its financial position or results of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We develop, manufacture and market a broad line of innovative, technologically enhanced PVC-free and latex-free urinary continence and urine drainage care products for the extended care and acute care markets. Our products are comprised of our base products, which includes our male external catheters and standard silicone Foley catheters, and our advanced products, which include our intermittent catheters, our anti-infection Foley catheters and our FemSoft Insert. We market our products under our Rochester Medical brand, and also supply our products to several large medical product companies for sale under brands owned by these companies, which are referred to as private label sales. The primary markets for our products are distributors, extended care facilities and individual hospitals and healthcare institutions. We sell our products both in the domestic market and internationally. For fiscal 2008, we intend to increase investment in our sales and marketing programs, primarily through cash generated from current operations, to support branded sales growth in the U.S. and Europe.
     The following discussion pertains to our results of operations and financial position for the quarters ended December 31, 2007 and 2006. Results of the periods are not necessarily indicative of the results to be expected for the complete year. For the first quarter ended December 31, 2007, we reported net income of $0.02 per diluted share, compared to $2.59 per diluted share for the same period last year. Income from operations was $72,000 for the quarter ended December 31, 2007 compared to $290,000 for the quarter ended December 31, 2006, while net income was $272,000 compared to $31,467,000 for the same period last year. Net income and net income per diluted share for the first quarter of last year included $31,305,000 received from lawsuit settlements net of taxes.

Results of Operations
     The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended
	December 31,
	2007	2006
Net Sales	100%	100%
Cost of Sales	50%	50%

Gross Margin	50%	50%

Operating Expenses:
Marketing and Selling	27%	16%
Research and Development	3%	3%
General and Administrative	20%	27%

Total Operating Expenses	50%	46%

Income from Operations	0%	4%
Interest Income	7%	0%
Interest (Expense)	(3)%	(1)%
Other Income	0%	514%

Net Income before taxes	4%	517%

Income tax expense	1%	98%

Net Income after taxes	3%	419%

     The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical® branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	Fiscal Quarter Ended December 31,
	2007			2006
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$1,328	$936	$2,264	$1,874	$1,006	$2,880
Advanced products	164	—	164	267	25	292

Total private label sales	$1,492	$936	$2,428	$2,141	$1,031	$3,172

Branded sales:
Base products	$997	$4,119	$5,116	$855	$2,991	$3,846
Advanced products	587	92	679	390	104	494

Total branded sales	$1,584	$4,211	$5,795	$1,245	$3,095	$4,340

Total net sales:	$3,076	$5,147	$8,223	$3,386	$4,126	$7,512

Three Month Periods Ended December 31, 2007 and December 31, 2006
     Net Sales. Net sales for the first quarter of fiscal 2008 increased 9% to $8,223,000 from $7,512,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in branded sales volume. Domestic sales of branded products increased by 27% for the quarter compared to the same period last year. Our international branded sales increased 36% compared to the same period last year, primarily as a result of the operations in the United Kingdom that were purchased in June 2006. Total branded sales results met management’s expectations, and management believes its strategic decision to increase investments in sales and marketing programs will continue to drive growth in branded sales. Private label sales decreased 23% for the quarter compared to the same period last year. Management believes this decrease is related to timing of private label orders and, therefore, is temporary.
     Gross Margin. Our gross margin as a percentage of net sales for the first quarter of fiscal 2008 was 50% compared to 50% for the comparable quarter of last fiscal year.
     Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the first quarter of fiscal 2008 increased 80% to $2,224,000 from $1,234,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to increased sales and marketing personnel and related expenses of $687,000 incurred through the expansion of our sales force in both the U.S. and our U.K. operations, and increased advertising expense of $141,000, as part of our strategic decision to increase investments in our sales and marketing programs. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended December 31, 2007 and 2006 were 27% and 16%, respectively.
     Research and Development. Research and development expense primarily includes internal labor costs, as well as expenses associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense for the first quarter of fiscal 2008 increased to $229,000 from $203,000 for the comparable quarter of last fiscal year. The increase in research and development expense relates primarily to increased project costs to develop and enhance new and existing products of $27,000. Research and development expense as a percentage of net sales for the fiscal quarters ended December 31, 2007 and 2006 were 3%.
     General and Administrative. General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors and auditors. General and administrative expense for the first quarter of fiscal 2008 decreased 21% to $1,615,000 from $2,049,000 for the comparable quarter of last fiscal year. The decrease in general and administrative expense is primarily related to a decrease of $920,000 of stock-based compensation expense related to stock options in accordance with the reporting requirements of SFAS 123(R), offset by increases in professional fees of $310,000 related to our annual quality compliance, year end audit and preparation for compliance with Section 404 of the Sarbanes-Oxley Act and an increase in salaries and wages of $47,000. General and administrative expense as a percentage of net sales for the fiscal quarters ended December 31, 2007 and 2006 were 20% and 27%, respectively.
     Interest Income. Interest income for the first quarter of fiscal 2008 increased 504% to $453,000 from $75,000 for the comparable quarter of last fiscal year. The increase in interest income reflects significantly higher cash and marketable securities positions for the entire quarter compared to increased cash balances for a portion of the quarter in fiscal 2007 as a result of the lawsuit settlements with Premier and C.R. Bard.
     Interest Expense. Interest expense for the first quarter of fiscal 2008 decreased to $149,000 from $160,000 for the comparable quarter of last fiscal year. The decrease in interest expense in the first quarter of fiscal 2008 reflects decreases in debt outstanding from our purchase of certain assets from Mentor Corporation and Coloplast A/S in June 2006 transactions as a result of debt payments.
     Income Taxes. We had a history of pre-tax losses and until fiscal 2003 had not generated taxable income. While we had pre-tax income in fiscal 2006, 2005, 2004 and 2003, we utilized a portion of our net operating loss carryforward and therefore, no federal income taxes are due for fiscal 2006, 2005, 2004 or fiscal 2003. During fiscal 2007, our taxable earnings were sufficient to fully utilize the net operating loss carryforward of $21.0 million. Income taxes payable are a result of taxable income remaining after net operating loss utilization. We established a deferred tax asset of $454,000 in fiscal 2005. As a result of the asset acquisition discussed above, management further reduced the valuation allowance by approximately $777,000 to reflect management’s revised and increased estimates of future taxable income. Since our 2007 taxable earnings were sufficient to determine it more likely than not that all deferred tax assets will be realized, the valuation allowance was reduced to zero. As of September 30, 2007, we had no federal net operating loss carryforwards available to offset future taxable income, since our earnings were sufficient to fully utilize the net operating loss carryforward of $21.0 million during fiscal 2007. For the quarter ended December 31, 2007, we had an effective income tax rate of approximately 28% due to a large portion of income being tax exempt. We normally expect the effective tax rate on operating income to be in the range of 34-35%.
Liquidity and Capital Resources
     Our cash, cash equivalents and marketable securities were $37.4 million at December 31, 2007 compared to $37.1 million at September 30, 2007. The increase in cash primarily resulted from cash provided from operations and the sale of common stock upon exercise of options offset by capital expenditures and repayment of long-term debt.
     During the three-month period ended December 31, 2007, we generated $547,000 of cash in operating activities compared to $39,359,000 of cash provided by operations during the comparable period of the prior fiscal year. Increased net cash from operating activities in the first quarter of fiscal 2008 primarily reflects net income before depreciation and decreases in accounts receivable and increases in accounts payables, offset by increases in inventory and other current assets and decreases in other current liabilities and income taxes payable. Accounts receivable balances during this period decreased 10% or $564,000, primarily as a result of increased collections. Inventories increased 12% or $930,000, primarily as a result of building inventory to support the increase in sales volume. Accounts payable increased 107% or $1,164,000 primarily reflecting timing of expenses related to year end and fees associated with being a public company. Other current liabilities decreased 20% or $405,000 primarily reflecting payments of annual executive bonuses. Income tax payable decreased $637,000 in the current quarter related to various state tax payments. In addition, capital expenditures during this period were $345,000 compared to $391,000 for the comparable period last year.
     In June 2006, in we entered into a $7,000,000 credit facility with U.S. Bank National Association. The credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to 6.83%, and a revolving line of credit of up to $2,000,000, maturing annually on March 31, 2008, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. As of December 31, 2007, we had no borrowings under the revolving line of credit and the term loan had an outstanding balance of $3,680,815. Our obligations are secured by our assets, including accounts, general intangibles, inventory, and equipment. The term loan agreement and revolving credit agreement require us to comply with certain financial covenants, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens. As of December 31, 2007, we were not in compliance with one of the bank covenants related to our fixed charge coverage ratio as a result of timing of tax payments associated with lawsuit settlements. We have obtained a waiver from U.S. Bank for this covenant.
     We believe that our capital resources on hand at December 31, 2007, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.
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

and other risk factors listed from time to time in our SEC reports, including, without limitation, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in United States dollars and British pounds. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our revolving line of credit bears interest at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. As of December 31, 2007, we had no borrowings under the revolving line of credit.
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
     Changes in Internal Controls. During our first fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     On August 6, 2007, we announced that we had reached a settlement with Novation LLC with respect to the lawsuit. Under the settlement agreement, Novation awarded us an Innovative Technology Contract for our urological catheter products and related accessories, including our advanced Infection Control catheters, and was dismissed from the lawsuit. The Innovation Technology Contract has a three-year tem from the effective date of September 1, 2007. The litigation continues against Tyco, with a new trial date yet to be determined by the court.
Item 6. Exhibits

10.1	The Company’s Fiscal 2008 Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on November 20, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION
Date: February 11, 2008	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: February 11, 2008	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit

10.1	The Company’s Fiscal 2008 Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on November 20, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.