Form 10-Q
period 2008-03-31
ROCHESTER MEDICAL CORPORATION
filed 2008-05-12
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
11,822,886 Common Shares as of May 8, 2008.

ROCHESTER MEDICAL CORPORATION

Report on Form 10-Q
for quarter ended
March 31, 2008

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$9,118,124	$6,671,356
Marketable securities	26,456,481	30,465,244
Accounts receivable, net	6,854,479	5,527,518
Inventories, net	7,809,858	7,698,889
Prepaid expenses and other assets	704,401	6,480
Deferred income tax asset	1,105,255	876,032

Total current assets	52,048,598	51,245,519
Property and equipment:
Land and buildings	7,811,363	7,766,658
Equipment and fixtures	15,203,024	14,622,361

	23,014,387	22,389,019
Less accumulated depreciation	(13,308,329)	(12,709,984)

Total property and equipment	9,706,058	9,679,035
Deferred income tax asset	787,753	571,721
Goodwill	5,765,200	5,920,255
Finite life intangibles, net	7,426,253	7,821,562
Patents, net	238,342	257,353

Total assets	$75,972,204	$75,495,445

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,913,309	$1,091,874
Accrued compensation	752,160	1,109,533
Accrued expenses	108,600	869,404
Current maturities of debt	1,859,770	1,849,463

Total current liabilities	4,633,839	4,920,274
Long-term liabilities:
Long-term debt, less current maturities	5,487,887	6,066,246

Total long-term liabilities	5,487,887	6,066,246
Shareholders’ equity:
Common stock, no par value:
Authorized — 40,000,000
Issued and outstanding shares (11,822,886 — March 31, 2008; 11,690,886 — September 30, 2007)	51,689,723	50,150,739
Retained earnings	14,069,134	13,964,438
Accumulated other comprehensive income	91,621	393,748

Total shareholders’ equity	65,850,478	64,508,925

Total liabilities and shareholders’ equity	$75,972,204	$75,495,445

Note — The Balance Sheet at September 30, 2007 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net sales	$9,215,238	$8,346,603	$17,438,526	$15,858,569
Cost of sales	4,942,975	3,919,245	9,025,460	7,655,589

Gross profit	4,272,263	4,427,358	8,413,066	8,202,980

Operating expenses:
Marketing and selling	2,380,306	1,520,685	4,604,671	2,754,347
Research and development	304,257	240,495	533,200	443,265
General and administrative	2,016,767	1,709,553	3,631,885	3,758,699

Total operating expenses	4,701,330	3,470,733	8,769,756	6,956,311

Income (loss) from operations	(429,067)	956,625	(356,690)	1,246,669

Other income (expense):
Interest income	355,646	439,503	808,986	514,353
Interest expense	(128,834)	(153,184)	(278,323)	(312,822)
Other income	—	—	—	38,605,000

Net income (loss) before income taxes	(202,255)	1,242,944	173,973	40,053,200

Income tax expense (benefit)	(35,397)	199,426	69,277	7,543,066

Net income (loss)	$(166,858)	$1,043,518	$104,696	$32,510,134

Net income (loss) per share — basic	$(0.01)	$0.09	0.01	$2.89
Net income (loss) per share — diluted	$(0.01)	$0.08	$0.01	$2.64

Weighted average number of common shares outstanding — basic	11,822,435	11,367,295	11,776,083	11,233,207
Weighted average number of common shares outstanding — diluted	11,822,435	12,475,859	12,557,214	12,331,312
The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 31,
	2008	2007
Operating activities:
Net income	$104,696	$32,510,134

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	601,283	534,249
Amortization	361,924	358,359
Stock based compensation	786,142	1,461,445
Deferred income tax	(374,844)	135,000
Federal tax benefit of stock options exercised	99,634	—
Changes in operating assets and liabilities:
Deferred revenue	—	(564,286)
Accounts receivable	(1,390,012)	(155,431)
Inventories	(154,043)	(1,646,575)
Other current assets	(326,728)	18,701
Accounts payable	829,806	704,506
Income tax payable	(827,465)	3,591,647
Other current liabilities	(249,623)	(589,135)

Net cash (used in) provided by operating activities	(539,230)	36,518,376

Investing activities:
Capital expenditures	(668,278)	(1,092,202)
Patents	(11,556)	(30,579)
Purchases of marketable securities	(48,791,975)	(30,075,000)
Sales and maturities of marketable securities	52,416,875	—

Net cash (used in) provided by investing activities	2,945,066	(31,197,781)

Financing activities:
Payments on long-term debt	(568,053)	(432,445)
Payments on capital leases	—	(17,248)
Proceeds from issuance of common stock	653,208	2,234,277

Net cash provided by financing activities	85,155	1,784,584

Effect of exchange rate on cash	(44,223)	58,397

Increase in cash and cash equivalents	2,446,768	7,163,576

Cash and cash equivalents at beginning of period	6,671,356	2,906,698

Cash and cash equivalents at end of period	$9,118,124	$10,070,274

Supplemental Cash Flow Information
Interest paid	$138,586	$161,968
Taxes paid	$1,155,209	$3,750,000
The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
Note A — Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements and the unaudited March 31, 2008 and 2007 condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2007. In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. Operating results for the three-month and six-month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.
Note B — Net Income (Loss) Per Share
          Net income (loss) per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” The Company’s basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. Net loss per share is computed without consideration for any dilutive securities. A reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation is as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(166,858)	$1,043,518	$104,696	$32,510,134

Denominator:
Denominator for basic net income per share-weighted average shares outstanding	11,822,435	11,367,295	11,776,083	11,233,207
Effect of dilutive stock options	—	1,108,564	781,131	1,098,105

Denominator for diluted net income per share-weighted average shares outstanding	11,822,435	12,475,859	12,557,214	12,331,312

Basic net income (loss) per share	$(0.01)	$0.09	$0.01	$2.89

Dilute net income (loss) per share	$(0.01)	$0.08	$0.01	$2.64

          Employee stock options of 512,000 and 3,000 for the second quarter of fiscal years 2008 and 2007 and 30,000 and 1,000 for the six months ended March 31, 2008 and 2007, respectively, have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the Company’s common stock and their affect would have been antidilutive. Due to the net loss in the second quarter ended March 31, 2008, diluted shares were the same as basic shares since the effect of the options would have been anti-dilutive.

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
          Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period. The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the three and six months ended March 31, 2008 and 2007 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, October 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and (b) compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recorded approximately $535,000 and $786,000 of related stock-based compensation expense for the quarter and six months ended March 31, 2008, and approximately $359,000 and $1,461,000 of related stock-based compensation expense for the quarter and six months ended March 31, 2007. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.05 and $0.03 for the three months ended March 31, 2008 and 2007, respectively, and $0.06 and $0.13 for the six months ended March 31, 2008 and 2007, respectively.
          As of March 31, 2008, $2,008,844 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately fourteen months.
Stock Options
          In the second quarter of fiscal 2008 and 2007, 204,500 and 30,000 shares were granted respectively. The Black-Scholes option pricing model was used to estimate the fair value of stock-based awards with the following weighted average assumptions for the indicated periods.

	2008	2007
Dividend yield	0%	0%
Expected volatility	54%	53%
Risk-free interest rate	3.08%	4.50%
Expected holding period (in years)	8.13	6.31
Weighted-average grant-date fair value	$11.14	$11.96
          The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.

          The following table represents stock option activity for the three months ended March 31, 2008:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	1,646,334	$5.98
Granted	204,500	11.14
Exercised	(1,000)	2.56
Canceled	0	—

Outstanding options at end of period	1,849,834	$6.55	5.94 Yrs.

Outstanding options exercisable at end of period	1,381,334	$5.51	4.97 Yrs.

          Shares available for future stock option grants to employees and directors under existing plans were 353,500 at March 31, 2008. At March 31, 2008, the aggregate intrinsic value of options outstanding was $7,950,700, and the aggregate intrinsic value of options exercisable was $7,017,875. Total intrinsic value of options exercised was $1,015,514 for the six months ended March 31, 2008.
Note D — Inventories
          Inventories consist of the following:

	March 31,	September 30,
	2008	2007
Raw materials	$1,833,803	$1,762,593
Work-in-process	3,260,105	3,202,035
Finished goods	2,817,072	2,851,288
Reserve for inventory obsolescence	(101,122)	(117,027)

	$7,809,858	$7,698,889

Note E — Marketable Securities
          As of March 31, 2008, the Company had $26.5 million invested in marketable securities as a result of the cash settlements received from lawsuits. The marketable securities primarily consist of $19 million invested in U.S. treasury bills, $4.8 million invested in a high quality, investment grade municipal bond issued by the State of New Jersey with a variable interest rate that matures within the next 12 months, and $3 million invested in mutual funds. The Company is currently reporting an unrealized loss of $54,563 with respect to the municipal bond because the secondary market for auction rate securities is currently illiquid, and an unrealized loss of $399,742 related to the mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. The Company considers these unrealized losses temporary as it has the intent and ability to hold these investments long enough to avoid realizing any significant losses.
Note F — Income Taxes
          The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized. Prior to fiscal 2005, the Company recorded a full valuation allowance against its deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as the Company had not achieved a sufficient level of sustained profitability. During 2005, management concluded that the Company had attained a sufficient level of sustained profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. Considering projected levels of future income as well as the nature of the net deferred assets, management reduced the valuation allowance by $454,000 during 2005 resulting in a corresponding income tax benefit in the statement of operations, and management further reduced the allowance by $777,000 in 2006 to reflect management’s revised and increased estimates of future taxable income. During 2007, the Company’s earnings were sufficient to determine all deferred tax assets will be realized and the valuation allowance was therefore reduced to zero. The Company utilized its entire $21.0 million net operating loss in 2007 which reduced the overall effective state and federal income tax results. As a result, the Company recorded $8.4 million for income tax expense in 2007. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance. For the quarter ended March 31, 2008, the Company had an effective income tax rate of approximately 40%. The Company normally expects the effective tax rate on operating income to be in the range of 34-35%.
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 in the first quarter of fiscal 2008. There was no material effect on the consolidated financial statements. As a result, there was no cumulative effect related to adopting FIN 48.
          It is the Company’s practice to recognize penalties and/or interest to income tax matters in income tax expense. As of October 1, 2007, the Company did not have any accrued interest or penalties related to FIN 48 adoption as there is no unrecognized tax benefit as of the date of adoption.
          The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the UK and various state jurisdictions. The Company is not currently under examination by any taxing jurisdiction.
Note G — Comprehensive Income
          Comprehensive income includes net income and all other nonowner changes in shareholders’ equity during a period. The comprehensive income (loss) for the three and six months ended March 31, 2008 and 2007 consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income (loss)	$(166,864)	$1,043,518	$104,696	$32,510,134
Foreign currency adjustment	321,311	(8,181)	81,818	197,428
Unrealized (loss) gain on securities held	(267,172)	—	(383,945)	—

Comprehensive income (loss)	$(112,725)	$1,035,337	$(197,431)	$32,707,562

Note H — Line of Credit and Long-Term Debt
          In June 2006, in conjunction with an asset purchase agreement with Coloplast A/S, the Company entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing and payable in five equal annual installments of $1,068,000 payable annually on June 2. The Company discounted the note at 6.90% which reflected the Company’s cost of borrowing at the date of the purchase agreement and the discount is being amortized over the life of the note. The outstanding balance on the promissory note at March 31, 2008 was $3,902,643.
          In June 2006, the Company entered into a $7,000,000 credit facility with U.S. Bank National Association. The credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to 6.83%, and a revolving line of credit of up to $2,000,000, maturing annually on March 31, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. The Company has renewed the revolving line of credit through March 31, 2009. As of March 31, 2008, the Company had no borrowings under the revolving line of credit and the term loan had an outstanding balance of $3,442,654. The obligations of the Company are secured by assets of the Company, including accounts receivable, investments, general intangibles, inventory, and equipment. The term loan agreement and revolving credit agreement require the Company to comply with certain financial covenants, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens. As of March 31, 2008, the Company was in compliance with the bank covenants.

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
          On August 6, 2007, the Company announced that it had reached a settlement with Novation LLC with respect to the lawsuit. Under the settlement agreement, Novation awarded the Company an Innovative Technology Contract for its urological catheter products and related accessories, including the Company’s advanced Infection Control catheters, and was dismissed from the lawsuit. The Innovation Technology Contract has a three-year term from the effective date of September 1, 2007. The litigation continues against Tyco, with a new trial date scheduled for December 2008.
          The net proceeds from the settlement payments is recorded in Other Income in the Statement of Operations for the six month period ended March 31, 2007.
Note J — Recently Issued Accounting Standards
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
          The following discussion pertains to our results of operations and financial position for the quarters ended March 31, 2008 and 2007. Results of the periods are not necessarily indicative of the results to be expected for the complete year. For the second quarter ended March 31, 2008, we reported a net loss of $0.01 per diluted share, compared to a net income of $0.08 per diluted share for the same period last year. Loss from operations was $429,000 for the quarter ended March 31, 2008 compared to income from operations of $957,000 for the quarter ended March 31, 2007, while net loss was $167,000 for the quarter ended March 31, 2008 compared to a net income of $1,044,000 for the same period last year.
Results of Operations
          The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net Sales	100%	100%	100%	100%
Cost of Sales	54%	47%	52%	48%

Gross Margin	46%	53%	48%	52%

Operating Expenses:
Marketing and Selling	26%	18%	26%	17%
Research and Development	3%	3%	3%	3%
General and Administrative	22%	20%	21%	24%

Total Operating Expenses	51%	41%	50%	44%

Income from Operations	(5)%	12%	(2)%	8%
Interest Income (Expense), Net	3%	3%	3%	1%
Other Income,	0%	0%	0%	243%

Net Income before taxes	(2)%	15%	1%	252%

Income tax expense	0%	2%	0%	48%

Net Income after taxes	(2)%	13%	1%	204%

          The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical® branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	Fiscal Quarter Ended March 31,
		2008			2007
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$2,095	$948	$3,043	$1,730	$1,294	$3,024
Advanced products	441	—	441	175	525	700

Total private label sales	$2,535	$948	$3,483	$1,905	$1,819	$3,724

Branded sales:
Base products	$1,000	$4,024	$5,024	$963	$3,086	$4,049
Advanced products	616	92	708	429	145	574

Total branded sales	$1,616	$4,116	$5,732	$1,392	$3,231	$4,623

Total net sales:	$4,151	$5,064	$9,215	$3,297	$5,050	$8,347

	Fiscal Year to Date Ended March 31
		2008			2007
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$3,423	$1,884	$5,307	$3,558	$2,300	$5,858
Advanced products	605	—	605	442	550	992

Total private label sales	$4,028	$1,884	$5,912	$4,000	$2,850	$6,850

Branded sales:
Base products	$1,997	$8,143	$10,140	$1,818	$6,123	$7,941
Advanced products	1,203	185	1,388	819	249	1,068

Total branded sales	$3,200	$8,328	$11,528	$2,637	$6,372	$9,009

Total net sales:	$7,228	$10,212	$17,440	$6,637	$9,222	$15,859

Three Month and Six Month Periods Ended March 31, 2008 and March 31, 2007
          Net Sales. Net sales for the second quarter of fiscal 2008 increased 10% to $9,215,000 from $8,347,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in sales of branded product both domestically and in the U.K. Domestic sales of branded products increased by 16% for the quarter compared to the same period last year. Our international branded sales increased 27% compared to the same period last year. Private label sales decreased 6% for the quarter compared to the same period last year. However, last year included $525,000 of deferred revenue related to a private label agreement that was terminated. Excluding that deferred revenue, private label sales increased 9% for the quarter.
          Net sales for the six months ended March 31, 2008 increased 10% to $17,439,000 from $15,859,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month sales are generally consistent with those discussed above for the current quarter. However, excluding the deferred revenue, private label sales decreased 6% for the six months ended March 31, 2008.
          Gross Margin. Our gross margin as a percentage of net sales for the second quarter of fiscal 2008 was 46% compared to 53% for the comparable quarter of last fiscal year. The decrease in gross margin this quarter was primarily due to material cost increases, a change in product mix, manufacturing variances and the recognition of $525,000 of deferred revenue in the prior year.

          Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the second quarter of fiscal 2008 increased 57% to $2,380,000 from $1,521,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to increased sales personnel and related expenses incurred through the addition of sales and marketing staff in both our U.S. and U.K. operations, and increased advertising expense related to marketing in the U.K. and the U.S. acute care market. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended March 31, 2008 and 2007 was 26% and 18%, respectively.
          Marketing and selling expense for the six months ended March 31, 2008 increased 67% to $4,605,000 from $2,754,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.
          Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense for the second quarter of fiscal 2008 increased 27% to $304,000 from $240,000 for the comparable quarter of last fiscal year. The increase in research and development expense relates primarily to increased expenses related to testing and development of new and enhanced products. Research and development expense as a percentage of net sales for the fiscal quarters ended March 31, 2008 and 2007 was 3% and 3%, respectively.
          Research and development expense for the six months ended March 31, 2008 increased 20% to $533,000 from $443,000 for the comparable six-month period of last fiscal year. The factors affecting the increase in research and development expense for the six months ended March 31, 2008 are generally consistent with those discussed above for the current quarter.
          General and Administrative. General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel and accounting advisors. General and administrative expense for the second quarter of fiscal 2008 increased 18% to $2,017,000 from $1,710,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is primarily related to increased legal fees associated with potential acquisitions, stock option compensation expenses and audit related expenses. General and administrative expense as a percentage of net sales for the fiscal quarters ended March 31, 2008 and 2007 was 22% and 20%, respectively.
          General and administrative expense for the six months ended March 31, 2008 decreased 3% to $3,632,000 from $3,759,000 for the comparable six-month period of last fiscal year. The decrease in general and administrative expenses for the six month period primarily reflects an increase in legal and audit fees offset by a decrease in stock option compensation expenses from the prior year.
          Interest Income. Interest income for the second quarter of fiscal 2008 decreased 19% to $356,000 from $440,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects lower amounts being invested than the previous year and at lower interest rates.
          Interest income for the six months ended March 31, 2008 increased 57% to $809,000 from $514,000 for the comparable six-month period of last fiscal year. The increase reflects significantly higher investment balances for the entire six months in fiscal 2008 resulting from proceeds of lawsuit settlements received late in the first quarter of fiscal 2007.
          Interest Expense. Interest expense for the second quarter of fiscal 2008 decreased $24,000 to $129,000 from the comparable quarter of last fiscal year. The decrease in interest expense reflects lower amounts of debt as a result of quarterly debt payments.
          Interest expense for the six months ended March 31, 2008 decreased $35,000 to $278,000 from $313,000 for the comparable six-month period of last fiscal year. The decrease in interest expenses are generally consistent with those discussed above for the current quarter.

          Income Taxes. We recorded a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. Prior to fiscal 2005, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as we had not achieved a sufficient level of sustained profitability. During 2005, management concluded that we had attained a sufficient level of sustained profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. During the first quarter of fiscal 2007, our earnings fully offset the valuation allowance. We utilized our entire $20.7 million net operating loss carryforward during fiscal 2007. For the quarter ended March 31, 2008, the Company had an effective income tax rate of approximately 40%. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate to be in the range of 34 — 35%.
Liquidity and Capital Resources
          Our cash, cash equivalents and marketable securities were $35.6 million at March 31, 2008 compared to $37.1 million at September 30, 2007. The decrease in cash primarily resulted from cash provided from operations and the sale of common stock upon exercise of options offset by capital expenditures and repayment of long-term debt. As of March 31, 2008, we had $26.5 million invested in marketable securities as a result of the cash settlements received from lawsuits. The marketable securities primarily consist of $19 million invested in U.S. treasury bills, $4.8 million invested in a high quality, investment grade municipal bond issued by the State of New Jersey with a variable interest rate that matures within the next 12 months, and $3 million invested in mutual funds. We are currently reporting an unrealized loss of $54,563 with respect to the municipal bond because the secondary market for auction rate securities is currently illiquid, and an unrealized loss of $399,742 related to the mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. We consider these unrealized losses temporary as we have the intent and ability to hold these investments long enough to avoid realizing any significant losses.
          During the six-month period ended March 31, 2008, we used $539,000 of cash in operating activities compared to $36,518,000 of cash being provided by operations during the comparable period of the prior fiscal year. Decreased net cash from operating activities in the first six months of fiscal 2008 primarily reflects net income before depreciation and increases in accounts receivable, inventories and other current assets and decreases in income tax payable and other current liabilities, offset by increases in accounts payable. Accounts receivable balances during this period increased 25% or $1,390,000, primarily due to the timing of large shipments. Inventories increased 2% or $154,000. Accounts payable increased 76% or $830,000, primarily reflecting timing of expenses. Other current liabilities decreased 13% or $250,000 primarily reflecting payments of annual executive bonuses. Income tax payable decreased $827,000 in the current period due to various state tax payments. In addition, capital expenditures during this period were $668,000 compared to $1,092,000 for the comparable period last year.
          In June 2006, we entered into a $7,000,000 credit facility with U.S. Bank National Association. The credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to 6.83%, and a revolving line of credit of up to $2,000,000, maturing annually on March 31, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. We have renewed the revolving line of credit through March 31, 2009. As of March 31, 2008, we had no borrowings under the revolving line of credit and the term loan had an outstanding balance of $3,442,654. Our obligations are secured by our assets, including accounts receivable, investments, general intangibles, inventory, and equipment. The term loan agreement and revolving credit agreement require us to comply with certain financial covenants, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens. As of March 31, 2008, we were in compliance with the bank covenants.
          We believe that our capital resources on hand at March 31, 2008, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in United States dollars and British pounds. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. We are currently reporting an unrealized loss of $54,563 with respect to a high quality, investment grade municipal bond issued by the State of New Jersey with a variable interest rate that matures within the next 12 months because the secondary market for auction rate securities is currently illiquid, and an unrealized loss of $399,742 related to a mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. We consider these unrealized losses temporary as we have the intent and ability to hold these investments long enough to avoid realizing any significant losses. Our revolving line of credit bears interest at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. As of March 31, 2008, we had no borrowings under the revolving line of credit.
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
          On August 6, 2007, we announced that we had reached a settlement with Novation LLC with respect to the lawsuit. Under the settlement agreement, Novation awarded us an Innovative Technology Contract for our urological catheter products and related accessories, including our advanced Infection Control catheters, and was dismissed from the lawsuit. The Innovation Technology Contract has a three-year tem from the effective date of September 1, 2007. The litigation continues against Tyco, with a new trial date scheduled for December 2008.
Item 4. Submission of Matters to a Vote of Security Holders
          The Annual Meeting of the Company’s shareholders was held on February 5, 2008. At the meeting, shareholders voted on the reelection of five directors for terms expiring at the Annual Meeting of the Company in 2009. Each of the directors was reelected by a vote as follows:
•	Anthony J. Conway received 10,713,221 votes “For” and 189,965 votes were “Withheld.”

•	Darnell L. Boehm received 10,562,296 votes “For” and 340,890 votes were “Withheld.”

•	Peter R. Conway received 10,220,327 votes “For” and 682,859 votes were “Withheld.”

•	Roger W. Schnobrich received 10,673,171 votes “For” and 230,015 votes were “Withheld.”

•	Benson Smith received 10,559,286 votes “For” and 343,900 votes were “Withheld.”
Item 6. Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION
Date: May 12, 2008	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS
Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.