Form 10-Q
period 2008-06-30
ROCHESTER MEDICAL CORPORATION
filed 2008-08-11
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
11,866,086 Common Shares as of August 8, 2008.

ROCHESTER MEDICAL CORPORATION
Report on Form 10-Q
for quarter ended
June 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7,723,694	$6,671,356
Marketable securities	28,743,696	30,465,244
Accounts receivable, net	5,279,510	5,527,518
Inventories, net	8,049,782	7,698,889
Prepaid expenses and other assets	2,606,340	6,480
Deferred income tax asset	1,030,035	876,032

Total current assets	53,433,057	51,245,519
Property and equipment:
Land and buildings	7,852,558	7,766,658
Equipment and fixtures	15,611,075	14,622,361

	23,463,633	22,389,019
Less accumulated depreciation	(13,591,940)	(12,709,984)

Total property and equipment	9,871,693	9,679,035
Deferred income tax asset	883,357	571,721
Goodwill	5,780,008	5,920,255
Finite life intangibles, net	7,266,934	7,821,562
Patents, net	228,191	257,353

Total assets	$77,463,240	$75,495,445

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,206,570	$1,091,874
Accrued compensation	945,989	1,109,533
Accrued expenses	165,902	869,404
Current maturities of debt	1,940,987	1,849,463

Total current liabilities	5,259,448	4,920,274
Long-term liabilities:
Long-term debt, less current maturities	4,296,745	6,066,246
Other long-term liabilities	232,546	—

Total long-term liabilities	4,529,291	6,066,246
Shareholders’ equity:
Common stock, no par value:
Authorized — 40,000,000
Issued and outstanding shares (11,856,086 - June 30, 2008; 11,690,886 - September 30, 2007)	53,265,670	50,150,739
Retained earnings	14,381,382	13,964,438
Accumulated other comprehensive income	27,449	393,748

Total shareholders’ equity	67,674,501	64,508,925

Total liabilities and shareholders’ equity	$77,463,240	$75,495,445

Note — The Balance Sheet at September 30, 2007 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$8,241,232	$8,367,140	$25,679,758	$24,225,709
Cost of sales	4,568,736	3,918,614	13,594,196	11,574,203

Gross profit	3,672,496	4,448,526	12,085,562	12,651,506

Operating expenses:
Marketing and selling	2,349,911	1,809,928	6,954,582	4,564,275
Research and development	202,092	267,235	735,292	710,500
General and administrative	1,578,410	1,443,932	5,210,295	5,202,631

Total operating expenses	4,130,413	3,521,095	12,900,169	10,477,406

Income (loss) from operations	(457,917)	927,431	(814,607)	2,174,100

Other income (expense):
Interest income	232,705	393,594	1,041,692	907,947
Interest expense	(116,563)	(89,626)	(394,887)	(402,448)
Other income	—	—	—	38,605,000

Net income (loss) before income taxes	(341,775)	1,231,399	(167,802)	41,284,599

Income tax expense (benefit)	(654,023)	424,836	(584,746)	7,967,902

Net income	$312,248	$806,563	$416,944	$33,316,697

Net income per share — basic	$0.03	$0.07	$0.04	$2.93
Net income per share — diluted	$0.02	$0.06	$0.03	$2.69

Weighted average number of common shares outstanding - basic	11,832,240	11,649,268	11,794,733	11,371,894
Weighted average number of common shares outstanding - diluted	12,550,317	12,565,278	12,561,535	12,400,531
The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 30,
	2008	2007
Operating activities:
Net income	$416,944	$33,316,697

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	884,333	792,233
Amortization	541,108	536,513
Stock based compensation	1,081,062	1,806,206
Deferred income tax	(442,238)	37,000
Federal tax benefit of stock options exercised	212,812	—
Changes in operating assets and liabilities:
Deferred revenue	—	(564,286)
Accounts receivable	187,208	(1,073,220)
Inventories	(198,275)	(2,345,105)
Other current assets	(604,229)	127,124
Accounts payable	1,120,060	201,404
Income taxes	(2,405,683)	3,812,871
Other current liabilities	(172,109)	(626,344)

Net cash (used in) provided by operating activities	620,993	36,021,093

Investing activities:
Capital expenditures	(1,112,494)	(1,963,967)
Patents	(15,566)	(39,442)
Purchases of marketable securities	(51,025,697)	(30,298,151)
Sales and maturities of marketable securities	52,516,875	—

Net cash (used in) provided by investing activities	363,118	(32,301,560)

Financing activities:
Payments on long-term debt	(1,677,978)	(1,465,828)
Payments on capital leases	—	(64,030)
Excess tax benefit from exercises of stock options	959,523	—
Proceeds from exercises of stock options	861,533	2,498,207

Net cash (used in) provided by financing activities	143,078	968,349

Effect of exchange rate on cash	(74,851)	76,687

Increase in cash and cash equivalents	1,052,338	4,764,569

Cash and cash equivalents at beginning of period	6,671,356	2,906,698

Cash and cash equivalents at end of period	$7,723,694	$7,671,267

Supplemental Cash Flow Information
Interest paid	$138,586	$528,432
Taxes paid	$1,155,209	$4,050,000
The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
Note A — Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements and the unaudited June 30, 2008 and 2007 condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2007. In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. Operating results for the three-month and nine-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.
Note B — Net Income Per Share
          Net income per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” The Company’s basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. Net loss per share is computed without consideration for any dilutive securities. A reconciliation of the numerator and denominator in the basic and diluted net income per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Numerator:
Net income	$312,248	$806,563	$416,944	$33,316,697

Denominator:
Denominator for basic net income per share- weighted average shares outstanding	11,832,240	11,649,268	11,794,733	11,371,894
Effect of dilutive stock options	718,077	916,010	766,802	1,028,637

Denominator for diluted net income per share- weighted average shares outstanding	12,550,317	12,565,278	12,561,535	12,400,531

Basic net income per share	$0.03	$0.07	$0.04	$2.93

Dilute net income per share	$0.02	$0.06	$0.03	$2.69

          Employee stock options of 291,250 and 25,000 for the third quarter of fiscal years 2008 and 2007 and 11,250 and 30,000 for the nine months ended June 30, 2008 and 2007, respectively, have been excluded from the diluted net income per share calculation because their exercise prices were greater than the average market price of the Company’s common stock and their affect would have been antidilutive.

Note C — Stock-Based Compensation
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
          Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period. The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the three and nine months ended June 30, 2008 and 2007 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, October 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and (b) compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recorded approximately $295,000 and $1,081,000 of related stock-based compensation expense for the quarter and nine months ended June 30, 2008, and approximately $345,000 and $1,806,000 of related stock-based compensation expense for the quarter and nine months ended June 30, 2007. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 and $0.03 for the three months ended June 30, 2008 and 2007, respectively, and basic earnings per share by $0.09 and $0.16 for the nine months ended June 30, 2008 and 2007, respectively, and diluted earnings per share by $0.09 and $0.15 for the nine months ended June 30, 2008 and 2007, respectively.
          As of June 30, 2008, approximately $1,724,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately fourteen months.
Stock Options
          In the third quarter of fiscal 2008 and 2007, no stock options were granted respectively.
          The following table represents stock option activity for the three months ended June 30, 2008:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	1,849,834	$6.55	5.94 Yrs.
Granted	—	—
Exercised	(33,200)	6.27
Canceled	(20,750)	21.78

Outstanding options at end of period	1,795,884	$6.39	5.73 Yrs.

Outstanding options exercisable at end of period	1,351,134	$5.50	4.80 Yrs.

          The following table represents stock option activity for the nine months ended June 30, 2008:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	1,777,334	$5.90	5.73 years
Granted	204,500	11.14
Exercised	165,200	5.22
Canceled	20,750	20.64

Outstanding options at end of period	1,795,884	$6.39	5.73 years

Outstanding options exercisable at end of period	1,351,134	$5.50	4.80 years

          Shares available for future stock option grants to employees and directors under existing plans were 372,250 at June 30, 2008. At June 30, 2008, the aggregate intrinsic value of options outstanding was $8,094,574, and the aggregate intrinsic value of options exercisable was $7,143,824. Total intrinsic value of options exercised was $195,377 for the three months ended June 30, 2008 and resulted in a tax benefit of $70,961.

Note D — Inventories
          Inventories consist of the following:

	June 30,	September 30,
	2008	2007
Raw materials	$1,923,681	$1,762,593
Work-in-process	3,544,016	3,202,035
Finished goods	2,692,800	2,851,288
Reserve for inventory obsolescence	(110,715)	(117,027)

	$8,049,782	$7,698,889

Note E — Marketable Securities
          As of June 30, 2008, the Company had $28.7 million invested in marketable securities. The marketable securities primarily consist of $21 million invested in U.S. treasury bills, $4.8 million invested in a high quality, investment grade municipal bond issued by the State of New Jersey with a variable interest rate that matures within the next 12 months, and $3 million invested in mutual funds. The Company is currently reporting an unrealized loss of $59,375 with respect to the municipal bond because the secondary market for auction rate securities is currently illiquid, and an unrealized loss of $306,189 related to the mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. The Company considers these unrealized losses temporary as it has the intent and ability to hold these investments long enough to avoid realizing any significant losses.
Note F — Income Taxes
          The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized. Prior to fiscal 2005, the Company recorded a full valuation allowance against its deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as the Company had not achieved a sufficient level of sustained profitability. During 2005, management concluded that the Company had attained a sufficient level of sustained profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. Considering projected levels of future income as well as the nature of the net deferred assets, management reduced the valuation allowance by $454,000 during 2005 resulting in a corresponding income tax benefit in the statement of operations, and management further reduced the allowance by $777,000 in 2006 to reflect management’s revised and increased estimates of future taxable income. During 2007, the Company’s earnings were sufficient to determine all deferred tax assets will be realized and the valuation allowance was therefore reduced to zero. The Company utilized its entire $21.0 million net operating loss in 2007 which reduced the overall effective state and federal income tax results. As a result, the Company recorded $8.4 million for income tax expense in 2007. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance. For the quarter ended June 30, 2008, the Company had an effective income tax rate of approximately (348%). The higher than expected tax benefit for the current quarter is due to reflecting the impact of certain discreet items from previous years that were identified in the current quarter upon completion of the tax return for the prior year. In future periods, the Company expects the effective tax rate on income to be in the range of 34-35%.
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 in the first quarter of fiscal 2008 with no material effect on the consolidated financial statements and cumulative effect to retained earnings. In the third quarter of fiscal 2008, the Company recorded unrecognized tax benefits of $232,546, all of which would have an impact on the Company’s effective tax rate, if ultimately resolved.

          It is the Company’s practice to recognize penalties and/or interest to income tax matters in income tax expense. As of June 30, 2008, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.
          The Company is subject to income tax examinations from time to time in the U.S. Federal jurisdiction, as well as in the UK and various state jurisdictions. The Company is not currently under examination by any taxing jurisdiction.
          The Company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.
Note G — Comprehensive Income
          Comprehensive income includes net income and all other nonowner changes in shareholders’ equity during a period. The comprehensive income for the three and nine months ended June 30, 2008 and 2007 consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$312,248	$806,563	$416,944	$33,316,697
Foreign currency adjustment	(217,624)	161,503	(135,806)	358,931
Unrealized (loss) gain on securities held	153,452	(13,787)	(230,493)	(13,787)

Comprehensive income	$248,076	$954,279	$50,645	$33,661,841

Note H — Line of Credit and Long-Term Debt
          In June 2006, in conjunction with an asset purchase agreement with Coloplast A/S, the Company entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing and payable in five equal annual installments of $1,068,000 payable annually on June 2. The Company discounted the note at 6.90% which reflected the Company’s cost of borrowing at the date of the purchase agreement and the discount is being amortized over the life of the note. The outstanding balance on the promissory note at June 30, 2008 was $3,031,951.
          In June 2006, the Company entered into a $7,000,000 credit facility with U.S. Bank National Association. The credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to 6.83%, and a revolving line of credit of up to $2,000,000, maturing annually on March 31, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. The Company has renewed the revolving line of credit through March 31, 2009. As of June 30, 2008, the Company had no borrowings under the revolving line of credit and the term loan had an outstanding balance of $3,205,781. The obligations of the Company are secured by assets of the Company, including accounts receivable, investments, general intangibles, inventory, and equipment. In June 2008 the Company refinanced the term loan at a fixed rate of 4.77%. The term loan agreement and revolving credit agreement require the Company to comply with certain financial covenants, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens. As of June 30, 2008, the Company was in compliance with the bank covenants.
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
          The net proceeds from the settlement payments is recorded in Other Income in the Statement of Operations for the nine month period ended June 30, 2007.
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
          In February 2008, the FASB issued FASB Staff Position, or FSP, FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The portion of SFAS No. 157 that has been deferred by FSP FAS 157-2 will be effective for the Company beginning in the second fiscal quarter of fiscal year 2009. The Company is currently evaluating the impact that this guidance may have on its results of operations and financial position.
          In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 , which changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of this statement.
          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which changed the framework for selecting accounting principles in conformity with GAAP. The GAAP hierarchy will now be included in the accounting literature established by the FASB.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          We develop, manufacture and market a broad line of innovative, technologically enhanced PVC-free and latex-free urinary continence and urine drainage care products for the extended care and acute care markets. Our products are comprised of our base products, which include our male external catheters and standard silicone Foley catheters, and our advanced products, which include our intermittent catheters, our anti-infection Foley catheters and our FemSoft Insert. We market our products under our Rochester Medical brand, and also supply our products to several large medical product companies for sale under brands owned by these companies, which are referred to as private label sales. The primary markets for our products are distributors, extended care facilities and individual hospitals and healthcare institutions. We sell our products both in the domestic market and internationally. For fiscal 2008, we are increasing the investment in our sales and marketing programs, primarily through cash generated from current operations, to support branded sales growth in the U.S. and Europe.
          The following discussion pertains to our results of operations and financial position for the quarters ended June 30, 2008 and 2007. Results of the periods are not necessarily indicative of the results to be expected for the complete year. For the third quarter ended June 30, 2008, we reported a net income of $0.02 per diluted share, compared to a net income of $0.06 per diluted share for the same period last year. Loss from operations was $458,000 for the quarter ended June 30, 2008 compared to income from operations of $927,000 for the quarter ended June 30, 2007, while net income was $312,000 for the quarter ended June 30, 2008 compared to a net income of $807,000 for the same period last year.
Results of Operations
          The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Sales	100%	100%	100%	100%
Cost of Sales	55%	47%	53%	48%

Gross Margin	45%	53%	47%	52%

Operating Expenses:
Marketing and Selling	29%	22%	27%	19%
Research and Development	2%	3%	3%	3%
General and Administrative	19%	17%	20%	21%

Total Operating Expenses	50%	42%	50%	43%

Income (loss) from Operations	(6)%	11%	(3)%	9%
Interest Income (Expense), Net	2%	4%	2%	2%
Other Income,	0%	0%	0%	159%

Net Income (loss) before taxes	(4)%	15%	(1)%	170%

Income tax expense (benefit)	(8)%	5%	(2)%	33%

Net Income after taxes	4%	10%	2%	137%

          The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical® branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	Fiscal Quarter Ended June 30,
		2008			2007
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$1,605	$474	$2,079	$1,957	$1,222	$3,179
Advanced products	144	—	144	309	—	309

Total private label sales	$1,749	$474	$2,223	$2,266	$1,222	$3,488

Branded sales:
Base products	$930	$4,245	$5,175	$851	$3,543	$4,394
Advanced products	677	166	843	439	46	485

Total branded sales	$1,607	$4,411	$6,018	$1,290	$3,589	$4,879

Total net sales:	$3,356	$4,885	$8,241	$3,556	$4,811	$8,367

	Fiscal Year to Date Ended June 30,
		2008			2007
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$5,028	$2,358	$7,386	$5,516	$3,522	$9,038
Advanced products	749	—	749	751	550	1,301

Total private label sales	$5,777	$2,358	$8,135	$6,267	$4,072	$10,339

Branded sales:
Base products	$2,927	$12,387	$15,314	$2,669	$9,665	$12,334
Advanced products	1,880	351	2,231	1,258	295	1,553

Total branded sales	$4,807	$12,738	$17,545	$3,927	$9,960	$13,887

Total net sales:	$10,584	$15,096	$25,680	$10,194	$14,032	$24,226

Three Month and Nine Month Periods Ended June 30, 2008 and June 30, 2007
          Net Sales. Net sales for the third quarter of fiscal 2008 decreased 2% to $8,241,000 from $8,367,000 for the comparable quarter of last fiscal year. The sales decrease primarily resulted from an increase in sales of branded products both domestically and in the U.K offset by decreased private label sales. Domestic sales of branded products increased by 24% for the quarter compared to the same period last year. Our international branded sales increased 23% compared to the same period last year. Sales of branded products comprised 73% of total sales. Private label sales decreased 36% for the quarter compared to the same period last year. We believe the decrease in private label sales is primarily attributable to the timing of orders and ordering patterns of large private label customers that vary up and down in any given quarter.
          Net sales for the nine months ended June 30, 2008 increased 6% to $25,680,000 from $24,226,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month sales are generally consistent with those discussed above for the current quarter.

          Gross Margin. Our gross margin as a percentage of net sales for the third quarter of fiscal 2008 was 45% compared to 53% for the comparable quarter of last fiscal year. The decrease in gross margin this quarter was primarily due to material cost increases, a change in product mix and manufacturing variances resulting from lower volumes of private label products.
          Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the third quarter of fiscal 2008 increased 30% to $2,350,000 from $1,810,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to increased sales personnel and related expenses incurred through the addition of sales and marketing staff in both our U.S. and U.K. operations, and increased advertising expense related to marketing in the U.K. and the U.S. acute care market, as part of our strategic plan for this fiscal year. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended June 30, 2008 and 2007 was 29% and 22%, respectively.
          Marketing and selling expense for the nine months ended June 30, 2008 increased 52% to $6,955,000 from $4,564,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.
          Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense for the third quarter of fiscal 2008 decreased $65,000 to $202,000 from $267,000 for the comparable quarter of last fiscal year. The decrease in research and development expense relates primarily to decreased expenses related to salaries and wages offset by increases in testing and development of new and enhanced products. Research and development expense as a percentage of net sales for the fiscal quarters ended June 30, 2008 and 2007 was 2% and 3%, respectively.
          Research and development expense for the nine months ended June 30, 2008 increased 3% to $735,000 from $711,000 for the comparable nine-month period of last fiscal year. The increase in research and development expense for the nine months ended June 30, 2008 relates primarily to increases in testing and development of new and enhanced products.
          General and Administrative. General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel and accounting advisors. General and administrative expense for the third quarter of fiscal 2008 increased 9% to $1,578,000 from $1,444,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is primarily related to increased legal fees and audit related expenses. General and administrative expense as a percentage of net sales for the fiscal quarters ended June 30, 2008 and 2007 was 19% and 17%, respectively.
          General and administrative expense for the nine months ended June 30, 2008 increased $7,000 to $5,210,000 from $5,203,000 for the comparable nine-month period of last fiscal year. The increase in general and administrative expenses for the nine month period primarily reflects a decrease in stock option compensation expense offset by an increase in legal and audit fees from the prior year.
          Interest Income. Interest income for the third quarter of fiscal 2008 decreased 41% to $233,000 from $394,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects lower amounts being invested than the previous year and at lower interest rates.
          Interest income for the nine months ended June 30, 2008 increased 15% to $1,042,000 from $908,000 for the comparable nine-month period of last fiscal year. The increase reflects significantly higher investment balances for the entire nine months in fiscal 2008 resulting from proceeds of lawsuit settlements received late in the first quarter of fiscal 2007.

          Interest Expense. Interest expense for the third quarter of fiscal 2008 increased $27,000 to $117,000 from the comparable quarter of last fiscal year. The increase in interest expense reflects adjustments made in the prior year to true up interest expense when making our first annual term loan debt payment.
          Interest expense for the nine months ended June 30, 2008 decreased $7,000 to $395,000 from $402,000 for the comparable nine-month period of last fiscal year. The decrease in interest expense reflects lower amounts of debt as a result of quarterly and annual debt payments.
          Income Taxes. We recorded a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. Prior to fiscal 2005, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as we had not achieved a sufficient level of sustained profitability. During 2005, management concluded that we had attained a sufficient level of sustained profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. During the first quarter of fiscal 2007, our earnings fully offset the valuation allowance. We utilized our entire $20.7 million net operating loss carryforward during fiscal 2007. For the quarter ended June 30, 2008, we had an effective income tax rate of approximately (348%) due to tax adjustments and credits known after the tax return filing. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate to be in the range of 34 — 35%.
Liquidity and Capital Resources
          Our cash, cash equivalents and marketable securities were $36.5 million at June 30, 2008 compared to $37.1 million at September 30, 2007, reflecting an increase in cash and cash equivalents offset by a decrease in marketable securities. The increase in cash and cash equivalents primarily resulted from cash provided from operations and the sale of common stock upon exercise of options offset by capital expenditures and repayment of long-term debt. As of June 30, 2008, we had $28.7 million invested in marketable securities as a result of the cash settlements received from lawsuits. The marketable securities primarily consist of $21 million invested in U.S. treasury bills, $4.8 million invested in a high quality, investment grade municipal bond issued by the State of New Jersey with a variable interest rate that matures within the next 12 months, and $3 million invested in mutual funds. We are currently reporting an unrealized loss of $59,375 with respect to the municipal bond because the secondary market for auction rate securities is currently illiquid, and an unrealized loss of $306,189 related to the mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. We consider these unrealized losses temporary as we have the intent and ability to hold these investments long enough to avoid realizing any significant losses.
          During the nine-month period ended June 30, 2008, we generated $621,000 of cash from operating activities compared to $36,021,000 of cash being provided by operations during the comparable period of the prior fiscal year (which included cash received from lawsuit settlements). Decreased net cash from operating activities in the first nine months of fiscal 2008 primarily reflects net income before depreciation and amortization and increases in inventories and other current assets and decreases in accounts receivables, income tax payable and other current liabilities, offset by increases in accounts payable. Accounts receivable balances during this period decreased 3% or $187,000, primarily due to the timing of large shipments. Inventories increased 3% or $198,000. Accounts payable increased 103% or $1,120,000, primarily reflecting timing of expenses. Other current liabilities decreased 9% or $172,000, primarily reflecting payments of annual executive bonuses. Income taxes decreased $2,638,000 in the current period due to various state tax payments and a reclassification to other current assets. In addition, capital expenditures during this period were $1,112,000 compared to $1,964,000 for the comparable period last year.
          In June 2006, we entered into a $7,000,000 credit facility with U.S. Bank National Association. The credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to 6.83%, and a revolving line of credit of up to $2,000,000, maturing annually on March 31, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. We have renewed the revolving line of credit through March 31, 2009. As of June 30, 2008, we had no borrowings under the revolving line of credit and the term loan had an outstanding balance of $3,205,781. Our obligations are secured by our assets, including accounts receivable, investments, general intangibles, inventory, and equipment. In June 2008, we refinanced the term loan at a fixed rate of 4.77%. The term loan agreement and revolving credit agreement require us to comply with certain financial covenants, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens. As of June 30, 2008, we were in compliance with the bank covenants.
          We believe that our capital resources on hand at June 30, 2008, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in United States dollars and British pounds. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. We are currently reporting an unrealized loss of $59,375 with respect to a high quality, investment grade municipal bond issued by the State of New Jersey with a variable interest rate that matures within the next 12 months because the secondary market for auction rate securities is currently illiquid, and an unrealized loss of $306,189 related to a mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. We consider these unrealized losses temporary as we have the intent and ability to hold these investments long enough to avoid realizing any significant losses. Our revolving line of credit bears interest at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. As of June 30, 2008, we had no borrowings under the revolving line of credit.
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

ROCHESTER MEDICAL CORPORATION
Date: August 11, 2008	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.