Form 10-K
period 2008-09-30
ROCHESTER MEDICAL CORPORATION
filed 2008-12-12
CIK 868368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-18933

Rochester Medical Corporation

Minnesota State of Incorporation	41-1613227 IRS Employer Identification No.

One Rochester Medical Drive
Stewartville, Minnesota 55976
(507) 533-9600
Address of Principal Executive Offices and Telephone Number

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock without par value	Nasdaq Global Market

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates based upon the closing Nasdaq sale price on March 31, 2008 was $99,766,740.

Number of shares of common stock outstanding on December 1, 2008 was 11,994,670 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

Extended Care Products

Male External Catheters.  Our male external catheters (“MECs”) are self-care, disposable devices for managing male urinary incontinence. We manufacture and market six models of silicone male external catheters: the UltraFlex®, Pop-On®, Wide Band®, Natural®, Clear Advantage® and Transfix® catheters. The UltraFlex, Clear Advantage and Transfix Style 1 catheters have adhesive positioned midway down the catheter sheath. The Pop-On and Transfix Style 2 catheters have a sheath that is shorter than that of a standard male external catheter and have adhesive applied to the full length of the sheath, and are designed to accommodate patients who require shorter-length external catheters. Our Wide Band and Transfix Style 3 self-adhering male external catheters have an adhesive band which extends over the full length of the sheath, providing approximately 70% more adhesive coverage than other conventional male external catheters. The full length and forward placement of the Wide Band adhesive is designed to reduce adhesive failure and the resulting leakage, which is a common complaint among users of male external catheters. The Natural catheter is a non-adhesive version of our male external catheter.

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

We also manufacture and sell male external catheters made from a proprietary non-latex, non-silicone material to certain private label customers. Certain of these catheters use the same self-adhesive technology as our silicone MECs. Like our silicone MECs, these non-silicone catheters eliminate the risk of latex reactions and latex-related skin irritations. The non-silicone catheters also are odor free.

We also market two models of latex male external catheters in the United Kingdom: the Freedom® and Freedom Plus® catheters. Through a distribution agreement with Coloplast A/S (“Coloplast”) entered in June 2006, Coloplast supplies us with our requirement of latex male external catheters for sale in the United Kingdom.

Intermittent Catheters.  Our Personal Catheters® are a line of disposable intermittent catheters manufactured from silicone. We produce the Personal Catheters in three lengths for male, female, and pediatric use and in multiple diameters. We produce four distinct versions of the Personal Catheter: the basic Standard Personal

Catheter, the Antibacterial Personal Catheter, the Hydrophilic Personal Catheter (along with a new UK–only brand, the Hydrosil Discreet) and the Antibacterial HydroPersonal Catheter. The Antibacterial Personal Catheter provides site-specific delivery of nitrofurazone, a drug that has been proven effective in reducing urinary tract infections. The Hydrophilic Personal Catheter and the Hydrosil Discreet become extremely slippery when moistened, providing a very low friction surface for ease and comfort during insertion and removal. The Antibacterial HydroPersonal Catheter combines these innovations to offer the most advanced intermittent catheter technology available today. All of the Personal Catheter designs are latex-free and PVC-free, eliminating the allergen, toxin or disposal concerns commonly associated with latex and PVC catheters.

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

We also offer standard silicone Foley catheters in a two-lumen version for urinary drainage management and in a three-lumen version that also supports irrigation of the urinary tract. These Foley catheters are available in all adult and pediatric sizes. All of our silicone Foley catheters eliminate the risk of the allergic reactions and tissue irritation and damage associated with latex Foley catheters. Our standard Foley catheters are transparent which enables healthcare professionals to observe urine flow. Unlike the manufacturing processes used by producers of competing silicone Foley catheters in which the balloon is made separately and attached by hand in a separate process involving gluing, our automated manufacturing processes allow us to integrate the balloon into the structure of the Foley catheter, resulting in a smoother, more uniform exterior that may help reduce irritation to urinary tissue.

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

Marketing and Sales

We sell our products in the United States under the Rochester Medical brand name through a twelve-person direct sales force. Through our subsidiary, Rochester Medical Limited, we sell our products in the United Kingdom under the Rochester Medical brand name through a sixteen-person direct sales force. The primary markets for our products are distributors, extended care facilities and individual hospitals and healthcare institutions.

To date, a significant portion of our revenues have been derived from sales of our MECs and standard Foley catheters to medical products companies for resale under brands owned by such companies. Private label arrangements are likely to continue to account for a significant, but declining, portion of our revenues in the foreseeable future, particularly in non-United Kingdom international markets where we do not maintain a direct sales presence. Sales of products under the Rochester Medical brand comprised 68% of total sales in fiscal 2008, with private label sales representing 32% of total sales. In fiscal 2007, private label sales comprised 41% of total sales.

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

In August 2007, we announced that Novation, LLC (“Novation”) awarded us an Innovative Technology Contract for our urological catheter products and related accessories, including our advanced infection control catheters. Novation provides contracting services to more than 2,500 members of VHA, Inc. and the University HealthSystem Consortium, or UHC, and nearly 9,000 members of Provista (formerly HPPI). The Innovative Technology Contract awarded to us has a three year term from the effective date of September 1, 2007.

We also sell our Rochester Medical brand products and other companies’ products direct to the patient in the United Kingdom through the Script-Easy program. U.K. residents can call a toll free number and order products for direct home delivery upon verification of a prescription from a doctor.

We rely on arrangements with medical product companies and independent distributors to sell our products in Europe and other international markets. These arrangements are conducted under the Rochester Medical brand name and under brands controlled by the medical product companies. International sales accounted for 60% and 57% of total sales in 2008 and 2007, respectively.

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

Through a distribution agreement with Coloplast A/S (“Coloplast”) entered in June 2006, Coloplast supplies us with our requirement of latex male external catheters for sale in the United Kingdom under our Freedom® and Freedom Plus® brands.

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

Research and development expense for fiscal years 2008, 2007 and 2006 was $1,044,000, $943,000 and $760,000, respectively.

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

We compete directly for sales of continence care devices under our own Rochester Medical brand with larger, multi-product medical device manufacturers and distributors such as C.R. Bard, Inc., Unomedical, Kendall Covidan Healthcare Products Company, Hollister Incorporated, Astra Tech AB and Coloplast. Many of the competitive alternative products or therapies are distributed by larger competitors including Johnson & Johnson Personal Products Company, Kimberly-Clark Corporation and Proctor & Gamble Company (for adult diapers and absorbent pads), and C.R. Bard, Inc. (for injectable materials). Many of our competitors, potential competitors and providers of alternative products or therapies have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than us. It is possible that other large healthcare and consumer products companies may enter this market in the future. Furthermore, academic institutions, governmental agencies and other public and private research organizations will likely continue to conduct research, seek patent protection and establish arrangements for commercializing products in this market. Such products may compete directly with our products.

In February 2004, we brought suit against certain GPOs and individual defendants alleging anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters, and sought an unspecified amount of damages and injunctive and other relief. In November 2006, we announced that we had reached a settlement with Premier, whereby Premier paid us $8,825,000 (net $5,155,000 after payment of attorneys’ fees and expenses) and was dismissed from the lawsuit. In December 2006, we announced that we had reached a settlement with C.R. Bard, Inc., whereby C.R. Bard paid us $49,000,000 (net $33,450,000 after payment of attorneys’ fees and expenses) and was dismissed from the lawsuit. In August 2007, we announced that we had reached a settlement with Novation LLC, whereby Novation awarded us an Innovative Technology Contract for our urological catheter products and related accessories, including our advanced infection control catheters, and was dismissed from the lawsuit. As discussed in Item 3. Legal Proceedings, our litigation alleging anti-competitive conduct continues against Tyco, and is scheduled for trial in January 2009.

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

We are also required to register with the FDA as a medical device manufacturer. As such, our manufacturing facilities are subject to FDA inspections for compliance with QSR. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and quality control activities. As a medical device manufacturer, we are further required to comply with FDA requirements regarding the reporting of adverse events associated with the use of our medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. FDA regulations also govern product labeling and prohibit a manufacturer from marketing an approved device for unapproved applications. If the FDA believes that a manufacturer is not in compliance with the law, it can institute enforcement proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the manufacturer, its officers and employees.

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA market authorization. These differences may affect the efficiency and timeliness of international market introduction of our products. For countries in the European Union (“EU”), medical devices must display a CE mark before they may be imported or sold. In order to obtain and maintain the CE mark, we must comply with the Medical Device Directive and pass an initial and annual facilities audit inspections to ISO 13485 standards by an EU inspection agency. We have obtained ISO 13485 quality system certification for the products we currently distribute into the EU. In order to maintain certification, we are required to pass annual facilities audit inspections conducted by EU inspectors.

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

Third Party Reimbursement

In the United States, healthcare providers that purchase medical devices generally rely on third party payors, such as Medicare, Medicaid, private health insurance plans and managed care organizations, to reimburse all or a portion of the cost of the devices. The Medicare program is funded and administered by the federal government, while the Medicaid program is jointly funded by the federal government and the states, which administer the program under general federal oversight. We believe our currently marketed products are generally eligible for coverage under these third party reimbursement programs. Medicare and several private health insurance plans offer reimbursement for the FemSoft Insert. The competitive position of certain of our products may be partially dependent upon the extent of reimbursement for our products.

Effective April 1, 2008, the four regional Durable Medical Equipment Medicare Administrative Contractors covering the United States implemented a new reimbursement policy for the use of intermittent catheters. The main policy change now allows an intermittent catheter user a maximum of 200 catheters per month instead of four catheters per month under the previous policy. We believe this is a very positive change in helping reduce urinary tract infections and improving the quality of life for intermittent catheter users. We expect the updated Medicare coverage policy will increase the usage of intermittent catheters in the U.S., although the scale and pace of the change are difficult to predict.

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

In June 2006, we entered into a new Private Label Distribution Agreement with Coloplast under which we will supply silicone MECs to Coloplast, which will be sold under Coloplast’s brands worldwide, excluding the United Kingdom. In December 2006, we entered into a new Private Label Agreement for the supply of MECs to Hollister Incorporated (“Hollister”) for sale under the Hollister brand worldwide, excluding the United Kingdom.

In two instances to date, we have entered into agreements with distributors providing for certain exclusive marketing and distribution rights. In fiscal 2002, we entered into an agreement with Coloplast granting Coloplast exclusive marketing and distribution rights with respect to our Release-NF Foley catheters in certain geographic areas. This agreement was terminated by mutual consent in fiscal 2007. In fiscal 2003, we entered into an agreement with Hollister granting exclusive marketing and distribution rights in certain geographic areas with respect to our hydrophilic intermittent catheters. The agreement with Hollister was amended in December 2006, and continues through December 31, 2008, although on a non-exclusive basis. We do not expect this agreement will be renewed upon its expiration.

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

Employees

As of September 30, 2008, we employed 271 full-time employees, of whom 171 were in manufacturing, and the remainder in marketing and sales, research and development and administration. We are not a party to any collective bargaining agreement and believe our employee relations are good.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position

Anthony J. Conway	64	Chairman of the Board, Chief Executive Officer and President
David A. Jonas	44	Director, Chief Financial Officer, Treasurer and Secretary
Robert M. Anglin	41	Vice President, Quality and Regulatory
James M. Carper	57	Vice President, Marketing
Philip J. Conway	52	Vice President, Production Technologies
Martyn R. Sholtis	49	Corporate Vice President

Anthony J. Conway, one of our founders, has served as our Chairman of the Board, Chief Executive Officer and President since May 1988, and until November 2008 also served as our Secretary. In addition to his duties as Chief Executive Officer, Mr. Anthony Conway actively contributes to our research and development and design activities. From 1979 to March 1988, he was President, Secretary and Treasurer of Arcon Corporation, a company that he co-founded with Philip J. Conway in 1979 to develop, manufacture and sell latex-based male external catheters and related medical devices. Prior to founding Arcon, Mr. Anthony Conway worked for twelve years for International Business Machines Corporation in various research and development capacities. Mr. Anthony Conway is one of the named inventors on numerous patent applications that have been assigned to us, of which to date 20 have resulted in issued U.S. patents and 32 have resulted in issued foreign patents.

David A. Jonas has served as our Treasurer since November 2000, as our Chief Financial Officer since May 2001, and as our Secretary since November 2008. Mr. Jonas was also elected to fill a vacancy in our Board of Directors in November 2008. From June 1, 1998 until May 2001, Mr. Jonas served as our Controller. From August 1999 until October 2001, Mr. Jonas served as our Director of Operations and had principal responsibility for our operational activities. Since November 2000, Mr. Jonas has had principal responsibility for our financial activities. Prior to joining us, Mr. Jonas was employed in various financial, financial management and operational management positions with Polaris Industries, Inc. from January 1989 to June 1998. Mr. Jonas holds a BS degree in Accounting from the University of Minnesota and is a certified public accountant currently under a “non-active” status.

Robert M. Anglin has served as our Vice President of Quality and Regulatory since November 2008. From December 2003 until November 2008, Mr. Anglin served as our Director of Quality and Regulatory with principal responsibility for our quality and regulatory compliance activities. From September 2000 until December 2003, Mr. Anglin served as our Director of Quality with principal responsibility for our quality management system. From June 1991 until September 2000, Mr. Anglin served in various operational, quality, and product development activities. Mr. Anglin holds a BS degree in Operations Management from Winona State University and holds various professional certifications from the Regulatory Affairs Professionals Society, American Society for Quality, and the APICS Association for Operations Management.

James M. Carper has served as our Vice President of Marketing since November 2008. Mr. Carper joined us in 1994 as a Regional Sales Manger and was promoted in 1996 to Director of Marketing, a position he held until September 2000. Mr. Carper ran his own marketing agency from 2000 to 2007 before rejoining us as our Marketing Director. Prior to Rochester Medical, he served as the Marketing Manager for urological products with Sherwood Medical.

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

Messrs. Anthony J. Conway and Philip J. Conway are brothers.

Recent Developments

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

On May 15, 2008, we announced that the United Kingdom’s Association for Continence Advice (“ACA”) awarded us its trophy for best product for our Hydrosil Discreet intermittent catheter. There were seventeen entries competing for the ACA “Look Good, Feel Good Award” at the ACA annual conference, including entries from our major competitors. The ACA is a membership organization for health and social care professionals concerned with the progression of care for continence.

On June 12, 2008, we announced that Rochester Medical was a winner of a Premier Performance Award, presented by the Premier healthcare alliance’s Purchasing Partners unit. We were one of 54 of more than 800 Premier contracted suppliers to receive the Performance Award, which recognizes the efforts of contracted suppliers to meet or exceed Premier members’ service expectations. In selecting recipients, satisfaction and performance data are collected and scored over four successive calendar quarters. Organizations scoring 80 percent or higher earn the Performance Award.

Information Available on Our Website

We were incorporated in the State of Minnesota in 1988. Our corporate office is located at One Rochester Medical Drive, Stewartville, Minnesota 55976, and our telephone number is (507) 533-9600. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K available free of charge through our website, at www.rocm.com, as soon as reasonably practicable after we electronically file such material with (or furnish such material to) the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Form 10-K.

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

A significant portion of our revenues come from a small number of customers

We depend on a relatively small number of customers for a significant portion of our net sales. Our five largest customers in fiscal 2008 represented approximately 42% of our total net sales. Because our larger customers typically purchase products in relatively large quantities at a time, our financial performance can fluctuate from quarter to quarter depending upon the timing of their purchases. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales. Because our major customers represent such a large part of our business, the loss of any of our major customers could negatively impact our business.

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

We depend on private label sales arrangements and third party distributors for a significant portion of our revenues, the loss of one or more of which could reduce our future sales revenue

A significant portion of our net sales to date have depended on our ability to provide products that meet the requirements of medical product companies that resell or distribute our products under their brand names, and on the sales and marketing efforts of such entities. Private label sales arrangements with these entities are likely to continue to be a significant portion of our revenues in the future. We also have distribution arrangements with approximately 3 distributors in international markets. There can be no assurance that our purchasers and distributors will be able to successfully market and sell our products, that they will devote sufficient resources to support the marketing of any of our products, that they will market any of our products at prices which will permit such products to develop, achieve, or sustain market acceptance, or that they will not develop alternative sources of supply. Worldwide private label sales decreased 15.6% in fiscal 2008 compared to fiscal 2007. The failure of our purchasers and distributors to continue to purchase products from us at levels reasonably consistent with their prior purchases or to effectively market our products, or our failure to replace such private label sales with sales under the Rochester Medical brand, could significantly reduce our future sales revenue.

We may not succeed in establishing a separate brand identity for our Rochester Medical brand products

Our success will depend on our ability to overcome established market positions of competitors and to establish our own market presence under the Rochester Medical brand name. One of the challenges facing us in this respect is our ability to compete with companies that offer a wider array of products to hospitals and medical care institutions, distributors and end users. In addition, we have been unsuccessful until recently in competing in the Group Purchasing Organization (GPO) market, where organizations such as hospitals, rehabilitation centers and acute care facilities acquire products not directly from manufacturers, but rather from distributors where pricing is determined under agreements between those distributors and GPOs. In November 2006, we announced we had been awarded a national GPO contract for urological products from Premier Purchasing Partners, L.P., one of the largest GPOs in the United States with over $27 billion in contract purchases per year. The contract includes our Foley catheters (including our infection control catheters), male external catheters, intermittent catheters, and urethral inserts. In August 2007, we announced that Novation, LLC was awarding us an Innovative Technology Contract for our urological catheter products and related accessories, including our advanced infection control catheters. The Innovation Technology Contract has a three-year term from the effective date of September 1, 2007. There can be no assurance, however, that these contracts will generate significant sales, that the contracts will be renewed beyond their initial terms, or that contracts with other GPOs will follow. We may also find it difficult to sell our products due to the limited recognition of our brand name.

In February 2004, we brought suit against certain GPOs and individual defendants alleging anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters, and sought an unspecified amount of damages and injunctive and other relief. In November 2006, we announced that we had reached a settlement with Premier, whereby Premier paid us $8,825,000 (net $5,155,000 after payment of attorneys’ fees and expenses) and was dismissed from the lawsuit. In December 2006, we announced that we had reached a settlement with C.R. Bard, Inc., whereby C.R. Bard paid us $49,000,000 (net $33,450,000 after payment of attorneys’ fees and expenses) and was dismissed from the lawsuit. In August 2007, we announced that we had reached a settlement with Novation LLC, whereby Novation awarded us an Innovative Technology Contract and was dismissed from the lawsuit. The litigation continues against Tyco, which is scheduled for trial in January 2009. There can be no assurance that we will be successful in the lawsuit against the remaining defendant.

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

We have a limited history of profitability and may experience future losses

Until fiscal 2003, we have experienced net losses. Net income for the fiscal years ended September 30, 2008, 2007 and 2006 was $759,000, $34,050,000 (which included approximately $31,000,000 from lawsuits net of taxes) and $1,959,000, respectively, while in comparison our net loss for the fiscal year ended September 30, 2002 was $1.4 million. A substantial portion of the expenses associated with our manufacturing facilities are fixed in nature (i.e. depreciation) and will reduce our operating margin until such time, if ever, as we are able to increase utilization of our capacity through increased sales of our products. As a result, there can be no assurance that we will ever generate substantial revenues or sustain profitability. Although we achieved profitability in fiscal years 2003 through 2008, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

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

International operations will expose us to additional risks

We are marketing and will continue to market and sell our products either through a direct sales force or through distributors in international markets, subject to our receipt of the requisite foreign regulatory approvals. We have distribution arrangements with approximately 3 distributors in international markets. We cannot assure you that international distributors for our products will devote adequate resources to selling and servicing our products.

Our international sales are subject to several risks, including:

•	the ability of our independent distributors to market and sell our products;

•	our ability to identify new independent distributors in international markets where we do not currently have distributors;

•	the impact of recessions in economies outside the United States;

•	the impact of currency exchange rate fluctuations;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	unexpected changes in regulatory requirements, tariffs or other trade barriers;

•	weaker intellectual property rights protection in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability.

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

Our administrative offices and liquid encapsulation manufacturing facilities occupy a 66,000 square foot manufacturing and office facility on a 33-acre site owned by us and located in an industrial park in Stewartville, Minnesota. Our male external catheter and Foley catheter manufacturing facilities consist of a 34,000 square foot manufacturing and office building located on a nearby 3.5 acre site owned by us in the same industrial park. We also own a 13,000 square foot office building/warehouse in Lancing, England. Based on present plans, we believe that our current facilities, which are in good operating condition, will be adequate to meet our anticipated needs for at least the next several years. Our manufacturing facility in Stewartville, Minnesota could be expanded if the need arises.

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

On December 14, 2006, we announced that we had reached a settlement with C.R. Bard, Inc., whereby C.R. Bard, Inc. paid us $49,000,000 (net $33,450,000 after payment of attorneys’ fees and expenses) and was dismissed from the lawsuit.

On August 6, 2007, we announced that we had reached a settlement with Novation. Under the settlement agreement, Novation awarded us an Innovative Technology Contract for our urological catheter products and related accessories, including our advanced infection control catheters, and was dismissed from the lawsuit. The Innovation Technology Contract has a three-year term from the effective date of September 1, 2007. The litigation continues against Tyco, which is scheduled for trial in January 2009.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2008.

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

	High	Low

Fiscal 2007
First Quarter	$12.58	7.75
Second Quarter	22.78	12.46
Third Quarter	29.48	14.57
Fourth Quarter	19.04	13.70
Fiscal 2008
First Quarter	$18.02	11.07
Second Quarter	13.98	9.24
Third Quarter	13.27	10.42
Fourth Quarter	14.61	9.90

Repurchases of Equity Securities

In December 1999, the Board of Directors authorized a stock repurchase program. Up to two million shares of our outstanding common stock may be repurchased under the program. Purchases may be made from time to time at prevailing prices in the open market and through other customary means. No time limit has been placed on the duration of the stock repurchase program and it may be conducted over an extended period of time as business and market conditions warrant. We also may discontinue the stock repurchase program at any time. The repurchased shares will be available for reissuance pursuant to employee stock option plans and for other corporate purposes. We intend to fund such repurchases with currently available funds. During fiscal 2008, we did not repurchase any shares of common stock pursuant to this program. To date, we have repurchased 42,000 shares.

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

Holders

As of December 1, 2008, we had 121 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name.

Dividends

We have paid no cash dividends on our common stock, and we do not intend to pay cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

The following graph compares the yearly percentage changes in the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Market Index and the Hemscott Group Medical Instruments and Supplies Index (“MG Index”) during the five fiscal years ended September 30, 2008. The comparison assumes $100 was invested on October 1, 2003 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. We did not pay any dividends during any period presented. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG ROCHESTER MEDICAL CORP.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON OCT. 1, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEPT. 30, 2008

	Fiscal Year Ending
	9/30/03	9/30/04	9/30/05	9/30/06	9/30/07	9/30/08
Rochester Medical Corporation	100.00	79.75	83.21	140.76	322.38	235.52

Hemscott Group Medical Instruments and Supplies Index	100.00	129.84	143.30	142.94	176.66	183.46

Nasdaq Market Index	100.00	106.02	120.61	127.77	152.68	118.28

ITEM 6.	Selected Financial Data

The following selected financial data of Rochester Medical Corporation as of September 30, 2008 and for the year ended September 30, 2008, is derived from, and should be read together with, our consolidated financial statements audited by Grant Thornton, LLP, our current independent auditors, and the financial data as of September 30, 2007 and for the two years ended September 30, 2007 and 2006 are derived from, and should be read together with, our consolidated financial statements audited by McGladrey & Pullen LLP, our former independent auditors, included elsewhere in this Form 10-K. The following selected financial data as of September 30, 2006, 2005 and 2004 and for the fiscal years ended September 30, 2005 and 2004 are derived from audited financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	Fiscal Years Ended September 30,
	2008	2007	2006	2005	2004
	(In thousands, except for per share data)

Net sales	$35,192	$32,663	$21,666	$15,942	$15,011
Cost of sales	18,484	15,619	13,057	10,330	9,615

Gross profit	16,708	17,044	8,609	5,612	5,396
Operating expenses:
Marketing and selling	9,499	6,490	3,109	2,398	2,176
Research and development	1,044	943	760	730	706
General and administrative	6,658	6,743	3,345	2,127	1,857

Total operating expenses	17,201	14,176	7,214	5,255	4,739

Income (loss) from operations	(493)	2,868	1,395	357	657
Other income	1,240	38,855	—	—	—
Interest income (expense), net	(566)	775	(108)	124	90

Net income before income tax	181	42,498	1,287	481	747
Income tax benefit (expense)	578	(8,448)	672	454	—

Net income	$759	$34,050	$1,959	$935	$747

Net income per common share — basic	$.06	$2.97	$.18	$.09	$.07
Net income per common share — diluted	$.06	$2.77	$.17	$.08	$.07
Weighted average number of common shares outstanding — basic	11,816	11,450	11,068	10,932	10,868
Weighted average number of common shares outstanding — diluted	12,577	12,272	11,666	11,430	11,374

	As of September 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$37,002	$37,137	$2,907	$6,416	$5,872
Working capital	48,772	46,325	7,664	12,671	11,119
Total assets	76,983	75,495	35,952	22,209	21,384
Long-term debt and capital lease obligations	4,046	6,066	7,563	98	172
Retained earnings (accumulated deficit)	14,724	13,964	(20,086)	(22,045)	(22,979)
Total shareholders’ equity	67,699	64,509	23,097	20,288	18,888

No dividends were declared or paid in any year from 2004 to 2008.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the narrative description of our business in Item 1 of Part I of our Annual Report on Form 10-K and our Consolidated Financial Statements, accompanying Notes and other information listed in the accompanying Financial Table of Contents.

Overview

We develop, manufacture and market a broad line of innovative, technologically enhanced PVC-free and latex-free urinary continence and urine drainage care products for the extended care and acute care markets. Our products are comprised of our base products, which include our male external catheters and standard silicone Foley catheters, and our advanced products, which include our intermittent catheters, our anti-infection Foley catheters and our FemSoft Insert. We market our products under our Rochester Medical® brand, and also supply our products to several large medical product companies for sale under brands owned by these companies, which are referred to as private label sales. We sell our products both in the domestic market and internationally. International sales accounted for approximately 60% and 57% of total sales in fiscal 2008 and 2007, respectively.

We sell our products in the United States under the Rochester Medical brand name through a twelve-person direct sales force. Through our subsidiary, Rochester Medical Limited, we sell our products in the United Kingdom under the Rochester Medical brand name through a sixteen-person direct sales force. The primary markets for our products are distributors, extended care facilities and individual hospitals and healthcare institutions.

A significant portion of our net sales to date have depended on our ability to provide products that meet the requirements of medical product companies that resell or distribute our products, and on the sales and marketing efforts of such entities. Private label sales arrangements with these entities are likely to continue to be a significant, but declining, portion of our revenues in the future, while we continue to establish our own market presence under the Rochester Medical brand name. Sales of products under the Rochester Medical brand comprised 68% of total sales in fiscal 2008, with private label sales representing 32% of total sales. In fiscal 2007, private label sales comprised 41% of total sales.

For fiscal 2008, we increased the investment in our sales and marketing programs, primarily through cash generated from current operations, to support Rochester Medical branded sales growth in the U.S. and Europe. Net sales for our fiscal year ended September 30, 2008 were $35.2 million, an increase of 7.7% from $32.7 million in the prior fiscal year. The increase in net sales was a result of a 24% increase in branded sales offset by a 16% decrease in private label sales. The increase in branded sales primarily was attributable to an increase in sales of advanced products in the U.S. and increased sales of base products in the United Kingdom. Private label sales of both base products and advanced products were down from last year, primarily as a result of decreased sales to Coloplast and Hollister.

Our five largest customers in fiscal 2008 represented approximately 42% of our total net sales. Because our larger customers typically purchase products in relatively large quantities at a time, our financial performance can fluctuate from quarter to quarter depending upon the timing of their purchases. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales.

We also sell Rochester Medical brand products and other companies’ products direct to the patient in the United Kingdom through the Script-Easy program. U.K. residents can call a toll free number and order products for direct home delivery upon verification of a prescription from a doctor.

Our manufacturing facilities, which we own, are located in Stewartville, Minnesota, and have been designed to accommodate the specialized requirements for the manufacture of medical devices, including FDA requirements for Quality System Regulation. A substantial portion of the expenses associated with our manufacturing facilities are fixed in nature (i.e. depreciation) and will reduce our operating margin until such time, if ever, as we are able to increase utilization of our capacity through increased sales of our products.

Events that have contributed to the recent growth of our business include:

•	On November 6, 2006, we announced we had been awarded a national Group Purchasing Contract for urological products from Premier Purchasing Partners, L.P. (“Premier”). The agreement became effective March 1, 2007. Premier is one of the largest Group Purchasing Organizations in the United States with over $27 billion in contract purchases per year. Its members include more than 1,500 hospital facilities and hundreds of other care sites. The contract includes our Foley catheters (including our infection control catheters), MECs, intermittent catheters, and urethral inserts.

•	On November 20, 2006, we announced that we had reached a settlement with Premier with respect to the lawsuit we initiated in February 2004 against certain GPOs and individual defendants alleging anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters. Under the settlement agreement, Premier paid us $8,825,000 (net $5,155,000 after payment of attorneys’ fees and expenses) and was dismissed from the lawsuit. On December 14, 2006, we announced we had reached a settlement with C.R. Bard, Inc., whereby C.R. Bard, Inc. paid us $49,000,000 (net $33,450,000 after payment of attorneys’ fees and expenses), and was released from the lawsuit. On August 6, 2007, we announced that we had reached a settlement with Novation LLC (“Novation”) with respect to the lawsuit. Under the settlement agreement, Novation awarded us an Innovative Technology Contract for our urological catheter products and related accessories, including our advanced Infection Control catheters, and was dismissed from the lawsuit. The litigation continues against Tyco, which is scheduled for trial in January 2009. We cannot now estimate the prospects of a favorable outcome against Tyco.

•	On December 11, 2006, we announced we had signed a new Private Label Agreement for supply of MECs to Hollister Incorporated (“Hollister”) for sale under the Hollister brand worldwide, excluding the United Kingdom, and also announced that we amended our 2003 OEM/Private Label Agreement. The two companies also agreed to terminate the Common Interest and Defense Agreement which we entered into in September 2004 for the defense of our Hydrophilic Intermittent catheter technology with respect to the patent infringement action in the United Kingdom between Coloplast A/S (“Coloplast”) and Hollister. We have agreed with Hollister to release each other from any claims under the Common Interest and Defense Agreement. In particular, we will not be required to pay any additional legal fees under the terminated agreement.

•	As mentioned above, on August 6, 2007, we announced that Novation awarded us an Innovative Technology Contract for our urological catheter products and related accessories, including our advanced infection control catheters. Novation provides contracting services to more than 2,500 members of VHA, Inc. and the University HealthSystem Consortium, or UHC, and nearly 9,000 members of Provista (formerly HPPI). The Innovative Technology Contract has a three year term from the effective date of September 1, 2007.

•	Effective April 1, 2008, the four regional Durable Medical Equipment Medicare Administrative Contractors covering the United States implemented a new reimbursement policy covering the use of intermittent catheters. The main policy change now allows an intermittent catheter user a maximum of 200 catheters per month instead of four catheters per month under the previous policy. We believe this is a very positive change in helping reduce urinary tract infections and improving the quality of life for intermittent catheter users. We expect the updated Medicare coverage policy will increase the usage of intermittent catheters in the U.S., although the scale and pace of the change are difficult to predict.

•	On May 15, 2008, we announced that the United Kingdom’s Association for Continence Advice (ACA) awarded us its trophy for best product for our Hydrosil Discreet intermittent catheter. There were seventeen entries competing for the ACA “Look Good, Feel Good Award” at the ACA annual conference, including entries from our major competitors. The ACA is a membership organization for health and social care professionals concerned with the progression of care for continence.

•	On June 12, 2008, we announced that Rochester Medical was a winner of a Premier Performance Award, presented by the Premier healthcare alliance’s Purchasing Partners unit. We were one of 54 of more than 800 Premier contracted suppliers to receive the Performance Award, which recognizes the efforts of contracted suppliers to meet or exceed Premier members’ service expectations. In selecting recipients, satisfaction and performance data are collected and scored over four successive calendar quarters. Organizations scoring 80 percent or higher earn the Performance Award.

Our net income for fiscal 2008 was $759,000, or $.06 per diluted share, compared to $34,050,000 in fiscal 2007, or $2.77 per diluted share, which included approximately $31,000,000 from settlements of lawsuits net of taxes. Until fiscal 2003, we have experienced net losses. Net income for the fiscal years ended September 30, 2006, 2005, 2004 and 2003 was $1,959,000, $934,000, $747,000 and $330,000, respectively, while the net loss for the fiscal year ended September 30, 2002 was $1.4 million.

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

Inventories

Inventories, consisting of material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out method) or market. Our policy is to establish an excess and obsolete reserve for our products in excess of the expected demand for such products. At September 30, 2008, this reserve was $122,000, compared to $117,000 at September 30, 2007. If actual future demand or market conditions differ from those projected by us, additional inventory valuation adjustments may be required. These valuation adjustments would be included in cost of goods sold.

Accounts Receivable

We maintain an allowance for doubtful accounts, which is calculated by a combination of specific account identification as well as percentages of past due balances. At September 30, 2008, this allowance was $65,000 compared to $58,000 at September 30, 2007. If actual future collections or customer liquidity conditions differ from those projected by us, additional receivables valuation adjustments may be required. We perform periodic credit evaluations of our customers’ financial condition. We require irrevocable letters of credit on sales to certain foreign customers. Receivables generally are due within 30 to 60 days.

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

Income Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized. During 2005 management concluded that we had attained a sufficient level of sustained profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. Considering projected levels of future income as well as the nature of the net deferred tax assets, management reduced the valuation allowance by $454,000 during 2005 resulting in a corresponding income tax benefit in the statement of operations, and management further reduced the allowance by $777,000 in 2006 to reflect management’s revised and increased estimates of future taxable income. During 2007, our earnings were sufficient to determine all deferred tax assets will be realized and the valuation allowance was therefore reduced to zero. We utilized our entire $21.0 million net operating loss in fiscal 2007 which reduced the overall effective state and federal income tax rates. As a result, we recorded $8.4 million for income tax expense. For 2008, no valuation allowance has been recorded against the net deferred tax assets because there is sufficient future projected income as well as excess income from 2007 to sustain that the deferred tax assets will more likely than not be able to be utilized. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired business. Goodwill is tested for impairment annually on the anniversary date of the acquisition, or more frequently if changes in circumstance or the occurrence of events suggest that the carrying amount may be impaired. We have determined the reporting unit continues to be at the enterprise level. In our judgment, the market capitalization of our company is the best indicator of the fair value of the reporting unit and we have used the market capitalization of our company in our annual impairment test. Goodwill was $5.2 million and $5.9 million as of September 30, 2008 and 2007, respectively. The change is a result of fluctuations in the exchange rate between the British pound and the U.S. dollar.

Other intangible assets consist primarily of purchased technology, patents and trademarks and are amortized using the straight-line method, as appropriate, over their estimated useful lives, ranging from 3 to 20 years. As of April 27, 2007, all of our intangible assets are definite-lived and amortized on a straight-line basis. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $6.9 million and $7.8 million as of September 30, 2008 and 2007, respectively.

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

Stock-Based Compensation

Effective October 1, 2005, we adopted the provisions of, and account for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Under the fair value recognition provisions of SFAS 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We elected the modified-prospective method of adopting SFAS 123(R), under which prior periods are not retroactively revised. Estimated stock-based compensation expense for the non-vested portion of awards granted prior to the effective date is being recognized over the remaining service period using the compensation cost estimated for SFAS No. 123, “Accounting for Stock-Based Compensation”, pro forma disclosures. Total stock-based compensation expense recognized during the fiscal year ended September 30, 2008 was $0.9 million after-tax ($1.4 million pre-tax). See Note 2 to our consolidated financial statements for further information regarding our stock-based compensation programs.

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

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the expense associated with new awards in future periods may differ significantly from what we have recorded in the current period related to historical awards and could materially affect our net earnings and diluted earnings per share of a future period. There were no modifications to any of our plans in 2008.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net sales:

	Fiscal Years Ended
	September 30,
	2008	2007	2006

Total net sales	100%	100%	100%
Cost of sales	53	48	60

Gross margin	47	52	40
Operating expenses:
Marketing and selling	27	20	14
Research and development	3	3	4
General and administrative	19	20	15

Total operating expenses	49	43	33
Income (loss) from operations	(1)	9	7
Other income	—	119	—
Interest income (expense), net	2	2	(1)

Net income before income taxes	1%	130%	6%

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

	Fiscal Years Ended September 30,
		2008			2007			2006
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total

Private label sales:
Base products	$6,533	$3,827	$10,360	$7,635	$4,200	$11,835	$5,596	$4,406	$10,002
Advanced products	984	—	984	1,042	550	1,592	646	100	746

Total private label sales	7,517	3,827	11,344	8,677	4,750	13,427	6,242	4,506	10,748
Branded sales:
Base products	3,950	16,792	20,742	3,576	13,586	17,162	3,368	5,706	9,074
Advanced products	2,676	430	3,106	1,678	396	2,074	1,383	461	1,844

Total branded sales	6,626	17,222	23,848	5,254	13,982	19,236	4,751	6,167	10,918

Total net sales:	$14,143	$21,049	$35,192	$13,931	$18,732	$32,663	$10,993	$10,673	$21,666

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

Net Sales.  Net sales increased 7.7% to $35.2 million in fiscal 2008 from $32.7 million in the prior fiscal year. The increase in net sales was a result of an increase in branded sales offset by a decrease in private label sales. The increase in branded sales primarily was attributable to increased sales of branded advanced products in the United States and increased sales of branded base products in the United Kingdom. Domestic sales of branded products increased by 26% for fiscal 2008 compared to fiscal 2007. Our international branded sales increased 23% compared to fiscal 2007. Private label sales of both base products and advanced products were down from last year, primarily as a result of decreased sales to Coloplast and Hollister. Sales of products under the Rochester Medical brand comprised 68% of total sales in fiscal 2008, with private label sales representing 32% of total sales. In fiscal 2007, private label sales comprised 41% of total sales. We expect this trend to continue as we focus more on our branded sales.

Gross Margin.  Our gross margin as a percentage of net sales was 47% in fiscal 2008 compared to 52% in the prior fiscal year. Our decrease in gross margin in fiscal 2008 was primarily impacted by increased costs for medical insurance, raw materials and freight during 2008. Additionally, a significant portion of our increased sales were of lower margin products.

Marketing and Selling.  For fiscal 2008, we increased the investment in our sales and marketing programs, primarily through cash generated from current operations, to support Rochester Medical branded sales growth in the U.S. and Europe. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense increased 46% in fiscal 2008 as compared to fiscal 2007, with marketing and selling expense of approximately $9.5 million in fiscal 2008 and $6.5 million in fiscal 2007. The increase in marketing and selling expense is primarily related to increased sales personnel and related expenses of $660,000 incurred in the Company’s U.K. operations, $1.6 million in increased staff in U.S. acute care marketing, $550,000 of increased advertising and project costs and $140,000 of increased stock-based compensation expense. Marketing and selling expense as a percentage of net sales for fiscal 2008 was 27% compared to 20% for fiscal 2007.

Research and Development.  Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense increased 11% to $1,044,000 in fiscal 2008 from $943,000 in the prior fiscal year. The increase in research and development expense relates primarily to increased project costs of $168,000 and $15,000 of increased stock-based compensation expense, offset by a decrease in compensation expense of $103,000. Research and development expense as a percentage of net sales for each of fiscal 2008 and fiscal 2007 was 3%.

General and Administrative.  General and administrative expense primarily includes payroll expense related to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors and auditors. General and administrative expense remained flat at $6.7 million in fiscal 2008 and fiscal 2007. The changes in general and administrative expense primarily relate to decreased administrative costs of $900,000 of stock-based compensation expense, offset by increases of $610,000 in professional fees, $55,000 of insurance, $50,000 of compensation expense, $60,000 in charitable contributions and $40,000 related to travel. General and administrative expense as a percentage of net sales for fiscal 2008 and fiscal 2007 was 19% and 21%, respectively.

Interest Income.  Interest income decreased 4% to $1.2 million in fiscal 2008 from $1.3 million in the prior fiscal year. The decrease reflects overall lower interest rates on investments.

Interest Expense.  Interest expense decreased 7% to $478,000 in fiscal 2008 from $513,000 in fiscal 2007. The decrease in interest expense reflects decreases in outstanding debt used to partially finance our asset acquisitions in June 2006 from Mentor and Coloplast.

Income Taxes.  For the year ended September 30, 2008, we have a federal net operating loss. No valuation allowance has been recorded against the net deferred tax assets because there is sufficient future projected income as well as excess income from 2007 to sustain that the deferred tax assets will more likely than not be able to be utilized.

As of September 30, 2008, we have no federal net operating loss carryforwards available to offset future taxable income, since our earnings were sufficient to fully utilize the net operating loss carryforward of $21.0 million during fiscal 2007. For fiscal 2008, we had an effective income tax rate of approximately (320)% due to tax adjustments and credits known after the tax return filing. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate in the range of 30 — 34%.

Net Income.  Our net income decreased to $759,000 in fiscal 2008, which is more consistent with our expectations compared to $34,050,000 in fiscal 2007. Lawsuit settlements of approximately $39 million pre-tax were recognized in fiscal 2007. Net income was also impacted by our increased strategic investment in sales and marketing programs.

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

Interest Income.  Interest income increased 600% to $1.3 million in fiscal 2007 from $116,000 in the prior fiscal year. The increase reflects significantly higher cash positions as a result of the lawsuit settlements with Premier and C.R. Bard in the first quarter, and an overall higher interest rate on investments.

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

As of September 30, 2007, we have no federal net operating loss carryforwards available to offset future taxable income. In 2007 our earnings were sufficient to fully utilize the net operating loss carryforward of $21.0 million during fiscal 2007.

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

Our cash, cash equivalents and marketable securities were $37.0 million at September 30, 2008 compared with $37.1 million at September 30, 2007. The decrease in cash primarily resulted from cash provided by stock option exercises and operations offset by cash used for capital expenditures and debt repayments. As of September 30, 2008, we had $28.9 million invested in marketable securities. The marketable securities primarily consist of $25.8 million invested in U.S. treasury bills and $3.1 million invested in mutual funds. We are currently reporting an unrealized loss of $422,000 related to the mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. We consider these unrealized losses temporary as we have the intent and ability to hold these investments long enough to avoid realizing any significant losses.

We generated a net $2.4 million of cash in operating activities during the year compared with $35.5 million for the same period last year, with the primary difference being the favorable lawsuit settlements in 2007. Cash flow provided by operating activities in 2008 was comprised of net income of $759,000 decreased by an increase in net working capital components and increased by net non-cash charges of $3.3 million, including depreciation and amortization of $1.9 million and stock-based compensation of $1.4 million. Significant working capital changes are as follows:

•	a $841,000 increase in accounts receivable reflecting increasing sales activity over prior year.

•	a $604,000 increase in inventory as we increased our finished goods and work-in-process inventory to support the increase in sales volume.

•	a $655,000 increase in other current assets

•	a $1,097,000 increase in accounts payable reflecting timing of payments and increased business over prior year.

•	a $416,000 decrease in taxes payable due to levels of pre-tax income and timing of payments.

During fiscal 2008, our working capital position, excluding cash and marketable securities, increased by $2.4 million. Accounts receivable balances increased $841,000 during the fiscal year primarily due to increased sales. Inventories as of September 30, 2008 increased $604,000 over fiscal 2007 as we carried more inventory in anticipation of increased sales. Other current assets were relatively flat with fiscal 2007. Changes in other asset and liability balances related to timing differences.

Investing activities, primarily capital expenditures and the purchase of marketable securities, provided net cash of $150,000 in fiscal 2008.

In June 2006, we entered into a $7,000,000 credit facility with U.S. Bank National Association. The credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to 4.77%, and a revolving line of credit of up to $2,000,000, maturing annually on March 31, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. We have renewed the revolving line of credit through March 31, 2009. As of September 30, 2008, we had no borrowings under the revolving line of credit and the term loan had an outstanding balance of $2,949,548. Our obligations are secured by our assets, including accounts, general intangibles, inventory, and equipment. The term loan agreement and revolving credit agreement require us to comply with certain financial covenants, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens. As of September 30, 2008, we were in compliance with the financial covenants.

In June 2006, in conjunction with the asset purchase agreement with Coloplast, we entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing payable and due in five equal installments of $1,068,000 payable annually on June 2. We have imputed interest on the note at 6.90% and reflect a net liability of $2,796,929 on our balance sheet as of September 30, 2008.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table summarizes our contractual commitments and commercial obligations that affect our financial condition and liquidity position as of September 30, 2008:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4 - 5 years	years

Long term debt, including interest	$6,470,587	$2,255,850	$4,214,737	$—	$—
Unrecognized tax benefits under FIN 48(1)	239,496	239,496	—	—	—
Purchase obligations (general operating)	574,590	574,590	—	—	—

Total Contractual Obligations	$7,284,673	$3,069,936	$4,214,737	$—	$—

(1)	See Item 8 of Part II of this Form 10-K, “Financial Statements and Supplementary Data — Note 7 — Income Taxes.”

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, as amended, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted FIN 48 in the first quarter of fiscal 2008, with no material effect on the consolidated financial statements and to the cumulative effect. In fiscal 2008, we recorded unrecognized tax benefits of $239,496, all of which would have an impact on our effective tax rate, if ultimately resolved.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. The original pronouncement of SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At a recent meeting, the FASB agreed to defer the effective date of this pronouncement and has agreed to issue additional guidance on specific related topics. We will continue to evaluate the impact that this guidance, as amended, will have on our results of operations and financial position. Based on our understanding of the original pronouncement, the impact would have been immaterial.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 in fiscal 2008 without any impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We are required to adopt SFAS 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS 160 will have a material impact on our financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position, or FSP, FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The portion of SFAS No. 157 that has been deferred by FSP FAS 157-2 will be effective for us beginning in the second fiscal quarter of fiscal year 2009. We are currently evaluating the impact that this guidance may have on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under

SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of this statement.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of September 30, 2008.

Our independent auditor has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of September 30, 2008 as stated in their reports on pages 36 and 37.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in U.S. dollars and British pounds. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our revolving line of credit bears interest at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. As of September 30, 2008, we had no borrowings under the revolving line of credit.

In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. Sales through our subsidiary, Rochester Medical, Ltd., are denominated in British pounds, and fluctuations in the rate of exchange between the U.S. dollar and the British pound could adversely affect our financial results.

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

Rochester Medical Corporation

Consolidated Financial Statements

Years Ended September 30, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Rochester Medical Corporation

We have audited the accompanying consolidated balance sheet of Rochester Medical Corporation (a Minnesota corporation) and subsidiary (collectively, the “Company”) as of September 30, 2008 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rochester Medical Corporation and subsidiary as of September 30, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rochester Medical Corporation’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 11, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Grant Thornton LLP

Minneapolis, Minnesota
December 11, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Rochester Medical Corporation

We have audited Rochester Medical Corporation’s (the “Company”) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Rochester Medical Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rochester Medical Corporation as of September 30, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows and financial statement schedule for the year then ended, and our report dated December 11, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Grant Thornton LLP

Minneapolis, Minnesota
December 11, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Rochester Medical Corporation

We have audited the consolidated balance sheet of Rochester Medical Corporation and subsidiary as of September 30, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended September 30, 2007. Our audits also included the financial statement schedule of Rochester Medical Corporation listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rochester Medical Corporation and subsidiary as of September 30, 2007, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  McGladrey & Pullen LLP

Minneapolis, Minnesota
December 3, 2007

ROCHESTER MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007

Assets:
Current assets:
Cash and cash equivalents	$8,508,000	$6,671,356
Marketable securities	28,493,648	30,465,244
Accounts receivable, less allowance for doubtful accounts ($65,202 — 2008; $57,913 — 2007)	6,009,023	5,527,518
Inventories, net	8,745,873	7,698,889
Prepaid expenses and other current assets	1,110,291	6,480
Deferred income tax asset	1,143,931	876,032

	54,010,766	51,245,519
Property, plant and equipment:
Land	739,836	365,952
Buildings	6,956,240	7,400,706
Equipment and fixtures	16,086,643	14,622,361

	23,782,719	22,389,019
Less accumulated depreciation	(13,899,390)	(12,709,984)

Total property, plant and equipment	9,883,329	9,679,035
Deferred income tax asset	831,299	571,721
Goodwill	5,169,661	5,920,255
Finite life intangibles, less accumulated amortization ($1,511,307 — 2008; $886,008 — 2007)	6,860,213	7,821,562
Patents, less accumulated amortization ($1,147,088 — 2008; $1,090,178 — 2007)	227,358	257,353

Total assets	$76,982,626	$75,495,445

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,127,470	$1,091,874
Accrued compensation	915,661	1,109,533
Accrued expenses	254,993	869,404
Current maturities of debt	1,940,292	1,849,463

Total current liabilities	5,238,416	4,920,274
Long-term liabilities:
Other long term liabilities	239,496	—
Long-term debt, less current maturities	3,806,185	6,066,246

Total long-term liabilities	4,045,681	6,066,246
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 40,000,000
Issued and outstanding shares: (11,936,586 — 2008; 11,690,886 — 2007)	54,223,669	50,150,739
Retained earnings	14,723,541	13,964,438
Accumulated other comprehensive income (loss)	(1,248,681)	393,748

Total shareholders’ equity	67,698,529	64,508,925

Total liabilities and shareholders’ equity	$76,982,626	$75,495,445

The accompanying notes are an integral part of these financial statements.

ROCHESTER MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September 30,
	2008	2007	2006

Net sales	$35,191,949	$32,663,087	$21,665,837
Cost of sales	18,483,985	15,619,178	13,057,090

Gross profit	16,707,964	17,043,909	8,608,747
Operating expenses:
Marketing and selling	9,498,596	6,490,497	3,109,207
Research and development	1,044,205	943,225	759,639
General and administrative	6,658,002	6,742,665	3,344,662

Total operating expenses	17,200,803	14,176,387	7,213,508

Income (loss) from operations	(492,839)	2,867,522	1,395,239
Other income (expense):
Interest income	1,239,689	1,288,603	116,341
Other income (expense)	(88,642)	38,855,000	—
Interest expense	(477,560)	(513,296)	(224,848)

	673,487	39,630,307	(108,507)

Net income before income taxes	180,648	42,497,829	1,286,732
Income tax benefit (expense)	578,455	(8,447,649)	672,176

Net income	$759,103	$34,050,180	$1,958,908

Net income per common share — basic	$.06	$2.97	$.18
Net income per common share — diluted	$.06	$2.77	$.17

Weighted average number of common shares outstanding — basic	11,815,904	11,449,646	11,068,102

Weighted average number of common shares outstanding — diluted	12,577,337	12,272,172	11,665,992

The accompanying notes are an integral part of these financial statements.

ROCHESTER MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

			Retained	Accumulated
			Earnings	Other
	Common Stock		(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Income (Loss)	Total

Balance at October 1, 2006	11,047,000	$42,407,912	$(22,044,650)	$(75,074)	$20,288,188
Net income for the year	—	—	1,958,908	—	1,958,908
Foreign currency translation adjustment	—	—	—	53,577	53,577
Unrealized gain on available-for-sale securities	—	—	—	75,074	75,074

Subtotal — comprehensive income					2,087,559
Stock based compensation	—	599,527	—	—	599,527
Stock option exercises	39,560	121,288	—	—	121,288

Balance at September 30, 2006	11,086,560	43,128,727	(20,085,742)	53,577	23,096,562
Net income for the year	—	—	34,050,180	—	34,050,180
Foreign currency translation adjustment	—	—	—	443,534	443,534
Unrealized loss on available-for-sale securities	—	—	—	(103,363)	(103,363)

Subtotal — comprehensive income					34,390,351
Tax benefit of stock options exercised	—	2,325,866	—	—	2,325,866
Stock based compensation	—	2,117,011	—	—	2,117,011
Stock option exercises	604,326	2,579,135	—	—	2,579,135

Balance at September 30, 2007	11,690,886	50,150,739	13,964,438	393,748	64,508,925
Net income for the year	—	—	759,103	—	759,103
Foreign currency translation adjustment	—	—	—	(1,456,869)	(1,456,869)
Tax effect on unrealized loss on securities	—	—	—	138,890	138,890
Unrealized loss on available-for-sale securities	—	—	—	(324,450)	(324,450)

Subtotal — comprehensive loss					(833,326)
Tax benefit of stock options exercised	—	1,364,491	—	—	1,364,491
Stock based compensation	—	1,364,561	—	—	1,364,561
Stock option exercises	245,700	1,343,878	—	—	1,343,878

Balance at September 30, 2008	11,936,586	$54,223,669	$14,723,541	$(1,248,681)	$67,698,529

The accompanying notes are an integral part of these financial statements.

ROCHESTER MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September 30,
	2008	2007	2006

Operating Activities:
Net income	$759,103	$34,050,180	$1,958,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,209,554	1,161,291	962,698
Amortization	717,009	724,067	279,394
Stock based compensation	1,364,561	2,117,011	599,527
Deferred revenue	—	(564,286)	(157,142)
Deferred income taxes	(528,535)	(203,070)	(776,999)
Tax benefit of stock options exercised	404,959	2,325,866	—
Changes in operating assets and liabilities, net of the effects of business acquisition:
Accounts receivable	(841,382)	(877,450)	(1,267,082)
Inventories	(604,318)	(2,966,577)	(693,206)
Prepaid expenses and other current assets	(655,116)	(240,402)	(59,240)
Accounts payable	1,096,684	(197,366)	995,117
Income tax payable	(415,671)	500,688	—
Other current liabilities	(110,327)	(308,524)	982,675

Net cash provided by operating activities	2,396,521	35,521,428	2,824,649
Investing Activities:
Purchases of property, plant and equipment	(1,609,741)	(2,482,625)	(354,182)
Business acquisition	—	60,579	(10,857,505)
Patents	(26,915)	(49,795)	(47,529)
Purchase of marketable securities	(76,658,063)	(36,557,555)	—
Proceeds from sales and maturities of marketable securities	78,444,303	5,975,000	5,361,625

Net cash provided by (used in) investing activities	149,584	(33,054,396)	(5,897,591)
Financing Activities:
Payments on capital leases	—	(64,030)	(39,785)
Proceeds from long-term debt	—	—	5,000,000
Payments on long-term debt	(2,169,233)	(1,744,919)	(250,000)
Excess tax benefit from exercises of stock options	959,523	—	—
Net proceeds from issuance of common stock from option exercises	1,343,877	2,579,135	121,288

Net cash provided by financing activities	134,167	770,186	4,831,503
Effect of exchange rate on cash	(843,628)	527,440	18,261

Increase in cash and cash equivalents	1,836,644	3,764,658	1,776,822
Cash and cash equivalents at beginning of year	6,671,356	2,906,698	1,129,876

Cash and cash equivalents at end of year	$8,508,000	$6,671,356	$2,906,698

Supplemental Cash Flow Information:
Cash paid for interest	$476,577	$604,635	$94,650
Cash paid for income taxes	785,000	5,750,000	—
Supplemental disclosure of non-cash financing activities:
Debt used to finance asset acquisition	$—	$—	$4,409,099

The accompanying notes are an integral part of these financial statements.

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

1.	Business Activity

Rochester Medical Corporation develops, manufactures and markets a broad line of innovative, technologically enhanced urinary continence and urine drainage care products for the home care and acute/extended care markets. The Company currently manufactures and markets standard continence care products, including male external catheters, Foley catheters and intermittent catheters and innovative and technologically advanced products such as its FemSoft Insert, Release-NF catheter and antibacterial and hydrophilic intermittent catheters. The Company markets its products under its Rochester Medical brand, and also supplies its products to several large medical product companies for sale under brands owned by these companies, which are referred to as private label sales. The accompanying financial statements include the accounts of Rochester Medical Corporation and Rochester Medical Ltd., its wholly owned subsidiary in the United Kingdom, together which are herein referred to as “the Company”.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Rochester Medical Corporation and its wholly owned subsidiary. All material intercompany accounts and transactions are eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents includes balances in foreign accounts totaling $3.9 million and $5.6 million at September 30, 2008 and 2007 respectively. The Company maintains its cash in bank deposit accounts which, at times, may exceed the insurance limits of the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts.

Marketable Securities

Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. The cost and fair value of available-for-sale securities were as follows:

		Unrealized
	Cost	Loss	Fair Value

September 30, 2008	$28,915,366	$(421,718)	$28,493,648
September 30, 2007	$30,582,556	$(117,312)	$30,465,244

As of September 30, 2008, the Company has $28.9 million in high quality, investment grade debt securities, with an unrealized loss of $421,718. The Company considers these unrealized losses temporary as it has the intent and ability to hold these investments to maturity. At September 30, 2007, the Company owned primarily municipal bonds.

Losses recognized are recorded in interest expense, in the consolidated statements of operations. Gains and losses from the sale of investments are calculated based on the specific identification method.

Fair Value of Financial Instruments

The carrying amounts of all financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments. The carrying

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts of the Company’s long-term debt approximates fair value based on current rates offered to the Company for debt of the same remaining maturities.

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

Accounts Receivable

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables. The Company maintains an allowance for doubtful accounts for potential credit losses. Uncollectible accounts are written-off against the allowance when it is deemed that a customer account is uncollectible. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowances by considering a number of factors, including the length of time accounts receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Accounts receivable balances written off have been within management’s expectations.

Inventories

Inventories, consisting of material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is based on estimated useful lives of 4-10 years for equipment and fixtures and 25-35 years for buildings computed using the straight-line method. Additions and improvements that extend the lives of the assets are capitalized while expenditures for repairs and maintenance are expensed as incurred.

Finite Life Intangible Assets

Finite life intangible assets consist primarily of purchased trademarks, a supply agreement, and customer relationships and are amortized using the straight-line method, as appropriate, over their estimated useful lives, ranging from 5 to 20 years. The Company reviews these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. No impairment loss was recognized in the fiscal years ended September 30, 2008, 2007 and 2006.

Goodwill and Other Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under this Standard, goodwill and intangibles with indefinite useful lives are not amortized. This Standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. No impairment loss was recognized in the fiscal years ended September 30, 2008, 2007 and 2006.

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

The Company reviews its long-lived assets for impairment as prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that its carrying value of long-lived may not be recoverable. Long-lived assets are considered not recoverable when the carrying amount of a long-lived asset (asset group) exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). If it is determined that a long-lived asset (asset group) is not recoverable, an impairment loss is recorded equal to the excess of the carrying amount of the long-lived asset (asset group) over the long-lived asset’s (asset group’s) fair value. Fair value is the amount at which the long-lived asset (asset group) could be bought or sold in a current transaction between a willing buyer and seller, other than in a forced or liquidation sale. No impairment loss was recognized in the fiscal years ended September 30, 2008, 2007 and 2006.

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

Shipping and Handling

Shipping and handling billed to customers is recorded as revenue. Shipping and handling costs are recorded within cost of goods sold.

Research and Development Costs

Research and development costs are charged to operations as incurred. Research and development costs include clinical testing costs, certain salary and related expenses, other labor costs, materials and an allocation of certain overhead expenses.

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities. The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized. The Company has determined it is more likely than not that all deferred tax assets will be realized and therefore no valuation allowance is necessary.

It is the Company’s practice to recognize penalties and/or interest to income tax matters in income tax expenses. As of September 30, 2008, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the United Kingdom and various state jurisdictions. The Internal Revenue Service has just begun an examination of the Company’s income tax return for the fiscal year ended September 30, 2007. It is more likely than not that the examination phase of the audit will conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken may change from those as liabilities for uncertain tax positions in the financial statements at September 30, 2008. Although the outcome of this matter cannot currently be determined, the Company believes adequate provision has been made for any potential unfavorable financial statement impact.

Advertising Costs

The Company incurred advertising expenses of $946,000, $397,000 and $333,000 for the years ended September 30, 2008, 2007 and 2006, respectively. All advertising costs are charged to operations as incurred.

Stock-Based Compensation

Effective October 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, October 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and (b) compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R) recognized utilizing the accelerated expense attribution method for awards with graded vesting. The Company recorded approximately $1,365,000, $2,100,000 and $600,000 ($887,000, $1,365,000 and $390,000 net of tax) of related stock-based compensation expense for the years ended September 30, 2008, 2007 and 2006 respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to estimates and assumptions include the valuation allowances for inventories, fair value assumptions related to investments, deferred income tax assets and stock-based compensation. Actual results could differ from those estimates.

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Per Share

Net income per common share is calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share.” The Company’s basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. For periods of net loss, diluted net loss per common share equals basic net loss per common share because common stock equivalents are not included in periods where there is a loss, as they are antidilutive. A reconciliation of the numerator and denominator in the basic and diluted net income per share calculation is as follows:

	Year Ended September 30,
	2008	2007	2006

Numerator:
Net income	$759,103	$34,050,180	$1,958,903
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	11,815,904	11,449,646	11,068,102
Effect of dilutive stock options	761,433	822,526	597,890

Denominator for diluted net income per common share — weighted average shares outstanding	12,577,337	12,272,172	11,665,992

Employee stock options of 5,000, 30,000 and 382,000 for fiscal years 2008, 2007 and 2006, respectively, have been excluded from the diluted net income per common share calculations because their exercise prices were greater than the average market price of the Company’s common stock.

Business Segment

The Company conducts its business within one business segment which is defined as developing, manufacturing and marketing urinary continence and urinary drainage care products.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. The original pronouncement of SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At a recent meeting, the FASB agreed to defer the effective date of this pronouncement and has agreed to issue additional guidance on specific related topics. The Company will continue to evaluate the impact that this guidance, as amended, will have on its results of operations and financial position. Based on the Company’s understanding of the original pronouncement, the impact would have been immaterial.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 in fiscal 2008 without any impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is required to adopt SFAS 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS 160 will have a material impact on its financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles , which changed the framework for selecting accounting principles in conformity with GAAP. The GAAP hierarchy will now be included in the accounting literature established by the FASB.

3.	Other Income (Loss)

During fiscal 2008, the Company recorded a foreign currency transaction loss of $89,000 related to the note payable to Coloplast A/S.

During the fiscal year ended September 30, 2007, the Company recorded $38,855,000 of other income, consisting primarily of two cash settlements. The first occurred on November 20, 2006, when the Company reached a settlement with Premier, Inc and Premier Purchasing Partners, L.P. with respect to the lawsuit it initiated in February 2004 against certain GPOs and individual defendants alleging anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters. Under the settlement agreement, Premier paid the Company $8,825,000 (net $5,155,000 after payment of attorneys’ fees and expenses) and was dismissed from the lawsuit. The second occurred on December 14, 2006, when the Company reached a settlement with C.R. Bard, Inc., whereby C.R. Bard, Inc. paid the Company $49,000,000 (net $33,450,000 after payment of attorneys’ fees and expenses) and was dismissed from the lawsuit.

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

Inventories are summarized as follows:

	September 30,
	2008	2007

Raw materials	$2,274,199	$1,762,593
Work-in-process	3,375,796	3,202,035
Finished goods	3,217,830	2,851,288
Reserve for inventory obsolescence	(121,952)	(117,027)

	$8,745,873	$7,698,889

5.	Finite Life Intangible Assets

Finite life intangible assets were as follows:

	September 30, 2008				September 30, 2007
	Estimated Lives	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net Value	Amount	Amortization	Net Value

Trademarks	8 to 15	$5,423,000	$945,410	$4,477,590	$5,423,000	$540,233	$4,882,767
Supply agreement	5	634,000	295,870	338,130	634,000	169,070	464,930
Customer relationships	20	2,314,520	270,027	2,044,493	2,650,570	176,705	2,473,865

Totals		$8,371,520	$1,511,307	$6,860,213	$8,707,570	$886,008	$7,821,562

Amortization expense related to these assets was as follows:

Year ended September 30, 2008	$625,299
Year ended September 30, 2007	$668,165
Year ended September 30, 2006	$217,843

Estimated annual amortization expense for these assets over the next five years is as follows:

2009	$653,427
2010	$653,427
2011	$590,022
2012	$526,617
2013	$526,617

6.	Shareholders’ Equity

Stock Options

On November 17, 2006, the Company completed a 2:1 stock split. All numbers presented below reflect shares and prices post split.

Under the terms of the Company’s 1991 Stock Option Plan, the Board of Directors may grant employee incentive stock options equal to fair market value of the Company’s Common Stock or employee non-qualified options at a price which cannot be less than 85% of the fair market value. In August 1998, the 1991 Stock Option Plan was amended to increase by 600,000 shares the number of shares authorized for issuance to 2,000,000 shares. Per the terms of the 1991 Stock Option Plan, as of April 20, 2001, no new stock options may be granted under the 1991 Stock Option Plan.

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2001, the Company’s shareholders approved the 2001 Stock Incentive Plan. Under the terms of the 2001 Stock Incentive Plan, 1,000,000 shares were authorized for issuance pursuant to grants of incentive stock options and non-qualified options. Per the terms of the 2001 Stock Incentive Plan, options may be granted with a term no longer than ten years. The vesting schedule and term for options granted under the 2001 Stock Incentive Plan is determined by the Compensation Committee of the Company’s Board of Directors. In January 2006, the 2001 Stock Incentive Plan was amended to increase by 1,000,000 shares the number of shares authorized for issuance to 2,000,000 shares.

Option activity is summarized as follows:

			Weighted	Weighted
			Average	Average
	Shares		Exercise	Remaining
	Reserved	Options	Price Per	Contract
	For Grant	Outstanding	Share	Life

Balance as of September 30, 2005	156,500	2,046,000	$4.42	4.90 years
Increase in authorized shares	1,000,000
Options granted	(210,000)	210,000	5.85
Options exercised	—	(39,560)	3.07
Options canceled	194,440	(194,440)	6.64
1991, 1995 Plan — options canceled and not reissuable	(175,940)	—	6.85

Balance as of September 30, 2006	965,000	2,022,000	4.39	4.94 years
Options granted	(407,000)	407,000	11.69
Options exercised	—	(645,666)	4.75
Options canceled	6,000	(6,000)	10.70

Balance as of September 30, 2007	564,000	1,777,334	5.90	5.73 years
Options granted	(204,500)	204,500	11.14
Options exercised	—	(245,700)	5.57
Options canceled	27,000	(27,000)	20.91
1991, 1995 Plan — options canceled and not reissuable	(2,000)	—	10.00

Balance as of September 30, 2008	384,500	1,709,134	$6.34	5.70 years

Outstanding options exercisable at end of period		1,264,384	$5.36	4.78 years

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

The number of stock options exercisable at September 30, 2008, 2007 and 2006 was 1,264,384, 1,323,334 and 1,698,000 at a weighted average exercise price of $5.36, $4.96 and $4.24 per share, respectively.

Shares available for future stock option grants to employees and directors under existing plans were 384,500 at September 30, 2008. At September 30, 2008, the aggregate intrinsic value of options outstanding was $11,850,603, and the aggregate intrinsic value of options exercisable was $9,989,438. Total intrinsic value of options exercised was $1,769,643 for the year ended September 30, 2008.

As of September 30, 2008, $1,322,360 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately fourteen months.

The weighted average fair value of options granted in 2008, 2007 and 2006 was $6.86, $8.03 and $3.40 per share, respectively. The exercise price of options outstanding at September 30, 2008 ranged from $2.17 to $18.02 per share as summarized in the following table:

			Weighted		Weighted
			Average		Average
		Weighted	Exercise Price		Exercise Price
	Number	Average	Per Share —	Number	Per Share —
Range of	Outstanding	Remaining	Total Options	Exercisable	Options
Exercise Prices	at 9/30/08	Contractual Life	Outstanding	at 9/30/08	Exercisable

$0.00 — $5.00	957,634	3.8 years	$3.33	875,134	$3.41
5.01 — 10.00	210,000	6.7 years	5.80	145,000	5.74
10.01 — 15.00	536,500	8.6 years	11.82	243,000	12.10
15.01 — 20.00	5,000	8.5 years	18.02	1,250	18.02

	1,709,134	5.7 years	$6.34	1,264,384	$5.36

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

The Black-Scholes option pricing model was used to estimate the fair value of stock-based awards with the following weighted-average assumptions for the years ended September 30:

	2008	2007

Dividend yield	0%	0%
Expected volatility	54%	48%
Risk-free interest rate	3.09%	4.113%
Expected holding period (in years)	8.13	6.19
Weighted-average grant-date fair value	$6.86	$8.03

The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of the Company’s stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

Deferred income taxes are due to temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes, in addition to certain tax carryforwards. Significant components of deferred income taxes are as follows:

	September 30,
	2008	2007

Deferred income tax assets:
Allowance for doubtful accounts	$20,448	$21,034
Inventory reserves	44,293	42,505
Inventory capitalization	514,072	504,864
Accrued expenses	56,200	86,396
Nonqualified option expense	994,478	724,040
Restricted stock expense	72,835	34,199
Capital loss carryforward	37,602	37,602
Prepaid taxes on intercompany sales	355,556	206,956
Other	153,141	14,278

Total income tax deferred assets	2,248,625	1,671,874
Deferred income tax liability:
Depreciation and amortization	273,395	207,283
Other	—	16,838

Net deferred income tax assets	$1,975,230	$1,447,753

The deferred tax amounts above have been classified in the accompanying balance sheets as follows:

	September 30,
	2008	2007

Current assets	$1,143,931	$876,032
Noncurrent assets	831,299	571,721

	$1,975,230	$1,447,753

The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized. During 2004 all of the Company’s taxable income was offset by available net operating loss (“NOL”) carryforwards and management had recorded a $9.1 million valuation allowance against its deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as the Company had not achieved a sufficient level of sustained profitability. During 2005 management concluded that the Company had attained a sufficient level of sustained profitability to allow the valuation allowance to be reduced to reflect management’s estimate of the amount of deferred tax assets that will be realized in the near term. Considering projected levels of future income as well as the nature of the net deferred tax assets, management reduced the valuation allowance by $454,000 during 2005, resulting an a corresponding income tax benefit in the statement of operations, and management further reduced the allowance by $777,000 in 2006 to reflect management’s revised and increased estimates of future taxable income. During 2007, the Company’s earnings were sufficient to determine it is more likely than not that all deferred tax assets will be realized and the valuation allowance was therefore reduced to zero. The Company utilized its entire $21.0 million net operating loss in 2007 which reduced the overall effective state and federal income tax rates. As a result, the Company recorded $8.4 million for income tax expense. For 2008, no valuation allowance has been recorded against the net deferred tax assets because there is sufficient future projected income as well as excess income from

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 to sustain that the deferred tax assets will more likely than not be able to be utilized. During 2008, the Company recorded ($578,454) for income tax benefit. The higher than expected tax benefit for the current year is due to relecting the impact of certain items from previous years that were identified in the current year upon completion of the tax return for the prior year. In future years, the Company expects the effective tax rate on income to be in the range of 34-35%.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”) on October 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, October 1, 2007, the Company did not have a material liability under FIN 48 for unrecognized tax benefits. Since adoption, the Company has recognized an approximately $239,000 increase in the liability for unrecognized tax benefits.

It is the Company’s practice to recognize penalties and/or interest to income tax matters in income tax expenses. As of September 30, 2008, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the United Kingdom and various state jurisdictions. The Internal Revenue Service has just begun an examination of the Company’s income tax return for the fiscal year ended September 30, 2007. It is more likely than not that the examination phase of the audit will conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken may change from those as liabilities for uncertain tax positions in the financial statements at September 30, 2008. Although the outcome of this matter cannot currently be determined, the Company believes adequate provision has been made for any potential unfavorable financial statement impact.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at October 1, 2007	$0
Increases/(decreases) as a result of tax positions taken during a prior period	0
Increases/(decreases) as a result of tax positions taken during the current period	239,496
Decreases for tax positions related to acquired entities during a prior period	0
Reductions as a result of lapse of the applicable statute of limitations	0
Decreases relating to settlements with taxing authorities	0
Balance at September 30, 2008	$239,496

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income before taxes and the provision for taxes for the years ended September 30, 2008, 2007, and 2006 consist of the following:

	September 30,
	2008	2007	2006

Income before taxes:
U.S.	$317,024	$41,700,139	$836,990
Non-U.S.	(136,376)	797,690	449,742

Total income before taxes	180,648	42,497,829	1,286,732
Provision for taxes:
U.S.
Current tax expense (benefit)	$(230,078)	$16,554,431	593,000
Deferred tax expense (benefit)	(363,176)	(212,801)	(777,000)
Benefit of operating loss carryforwards	—	(8,140,581)	(593,000)

Total U.S.	(593,254)	8,201,049	(777,000)
Non-U.S.
Current tax expense	40,238	236,275	104,824
Deferred tax expense (benefit)	(25,439)	10,325	—

Total Non-U.S.	14,799	246,600	104,824
Total provision (benefit) for taxes	$(578,455)	$8,447,649	$(672,176)

The reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended September 30 is as follows:

	2008	2007	2006

Statutory federal income tax rate	34%	35%	34%
Increase (decrease) in taxes resulting from:
State taxes	28	2	3
Foreign taxes	52	1	8
Tax exempt interest	(142)	(1)	—
FAS 123R on incentive stock options	59	—	—
Change in valuation allowance and utilization of net operating loss carryforward	—	(17)	(97)
R&D credits	(310)	—	—
Change in FIN 48 reserve	129	—	—
Rate adjustment on deferred taxes	(109)	—	—
DPAD	70	—	—
Other	9	—	—

Effective income tax rate	(320)%	20%	(52)%

8.	Related Party Transactions

The brother-in-law of the CEO and President, has performed legal services for the Company. During the years ended September 30, 2008, 2007 and 2006, the Company incurred legal fees and expenses of approximately $3,000, $34,000 and $58,000, respectively, to such counsel for services rendered in connection with litigation and for

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general legal services. Management believes the fees paid for the services rendered to the Company were on terms at least as favorable to the Company as could have been obtained from an unrelated party.

9.	Significant Customers

Significant customers, measured as a percentage of sales, are summarized as follows:

	September 30,
	2008	2007	2006

Significant customers:
Hollister	12%	15%	16%
Coloplast	11	13	9
Porges (subsidiary of Coloplast)	3	3	5

Total	26%	31%	30%

10.	Employee Benefit Plan

The Company has a 401(k) plan covering employees meeting certain eligibility requirements. The Company currently matches employee contributions at a rate of 50% with a maximum match of 2.5% of salary. The total matching expense for the years ended September 30, 2008 and 2007 was $120,536 and $70,817. There was no matching expense for the year ended September 30, 2006.

11.	Geographic Area Data

Sales related to customers in the United States, Europe and the rest of the world are as follows:

	September 30,
	2008	2007	2006

Sales:
United States	$14,143,490	$13,925,808	$10,993,204
Europe	19,107,071	16,777,866	8,383,854
Rest of world	1,941,388	1,959,413	2,288,779

Total	$35,191,949	$32,663,087	$21,665,837

Sales are attributed to countries based upon the address to which the Company ships products, as set forth on the customer’s purchase order.

Long-lived assets, excluding deferred income tax assets of the Company are located in the United States and Europe as follows:

	September 30,
	2008	2007

Long-lived assets:
United States	$13,557,637	$13,805,558
Europe	8,582,924	9,872,648

Total	$22,140,561	$23,678,206

12.	Acquisition of Assets from Mentor and Coloplast

On June 2, 2006, the Company, through its subsidiary Rochester Medical Limited, completed the acquisition of certain assets of Coloplast A/S (“Coloplast”) and Mentor Medical Limited (“MML”), pursuant to an agreement

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma unaudited results of operations for the years ended September 30, 2006, assuming consummation of the purchase of the assets from Coloplast and MML as of October 1, 2004, are as follows:

2006

Net Sales	$26,634,721
Net Income	3,295,002
Per share data:
Basic earnings	$0.30
Diluted earnings	$0.28

The pro forma unaudited results do not purport to be indicative of the results which would actually have been obtained had the acquisition of assets been completed as of the beginning of the earliest period presented.

13.	Line of Credit and Long-Term Debt

In June 2006, in conjunction with an asset purchase agreement with Coloplast A/S, the Company entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing and payable in five equal annual installments of $1,068,000 payable annually on June 2. The Company has imputed interest on the note at 6.90% which reflected the Company’s cost of borrowing at the date of the purchase agreement and the discount is being amortized over the life of the note. The liability balance was $2,796,929 and $4,010,029 at September 30, 2008 and 2007.

In June 2006, the Company entered into a $7,000,000 credit facility with U.S. Bank National Association. The credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to 4.77%, and a revolving line of credit of up to $2,000,000, maturing annually on March 31, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. The Company has renewed the revolving line of credit through March 31, 2009. As of September 30, 2008 and 2007, the Company had no borrowings under the revolving line of credit and the term loan had an outstanding balance of $2,949,548 and $3,905,681 respectively. The obligations of the Company are secured by assets of the Company, including accounts receivable, investments, general intangibles, inventory, and equipment. The term loan agreement and revolving credit agreement require the Company to comply with certain financial covenants, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens. As of September 30, 2008, the Company was in compliance with the loan covenants.

Aggregate maturities of long-term debt are as follows for the years ending September 30:

2009	$1,940,292
2010	2,052,383
2011	1,753,802

Total	$5,746,477

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Results (Unaudited)

Summary data relating to the results of operations for each quarter of the years ended September 30, 2008 and 2007 follows (in thousands, except per share amounts):

	Three Months Ended
	December 31	March 31	June 30	September 30

Fiscal year 2008:
Net sales	$8,223	$9,215	$8,241	$9,512
Gross profit	4,141	4,272	3,672	4,622
Income (loss) from operations	72	(429)	(458)	322
Net income (loss) before taxes	376	(202)	(342)	348
Net income (loss) per common share — basic	$.02	$(.01)	$.03	$.03

Net income (loss) per common share — diluted	$.02	$(.01)	$.02	$.03

Fiscal year 2007:
Net sales	$7,512	$8,347	$8,367	$8,437
Gross profit	3,736	4,427	4,449	4,392
Income from operations	290	957	927	693
Net income before taxes	38,810	1,243	1,231	1,213
Net income per common share — basic	$2.83	$.09	$.07	$.06

Net income per common share — diluted	$2.59	$.08	$.06	$.06

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 11, 2008, the Audit Committee of the Board of Directors of Rochester Medical Corporation, after a review of proposals for audit services from several public accountants, decided to engage Grant Thornton LLP as our independent registered public accounting firm for the fiscal year commencing October 1, 2007 and ending September 30, 2008. McGladrey & Pullen LLP (“McGladrey & Pullen”), the current independent registered public accounting firm, was dismissed by the Audit Committee as of March 11, 2008.

In connection with the audits of the two fiscal years ended September 30, 2007, and the subsequent interim period through March 11, 2008, there were no disagreements between us and McGladrey & Pullen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McGladrey & Pullen, would have caused McGladrey & Pullen to make reference in connection with their opinion to the subject matter of the disagreement.

There were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)) during our two most recent fiscal years ended September 30, 2007, or the subsequent interim period through March 11, 2008.

The audit reports of McGladrey & Pullen on our consolidated financial statements as of and for the years ended September 30, 2007 and September 30, 2006 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

A letter from McGladrey & Pullen LLP is included as Exhibit 16 to this Form 10-K.

On March 13, 2008, the Audit Committee engaged Grant Thornton as our new independent registered public accounting firm. During our two most recent fiscal years and the subsequent interim period through February 29, 2008, we did not consult with Grant Thornton LLP regarding any of the matters set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting.  Management’s report on our internal control over financial reporting is contained in Item 7 above. The report of Grant Thornton LLP on our internal control over financial reporting is contained in Item 8 above.

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

The information with respect to the Board of Directors contained under the heading “Election of Directors”, the information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and the information contained under the heading “Corporate Governance — Board Meetings and Committees — Audit Committee” in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2008, is incorporated herein by reference. Information with respect to our executive officers is provided in Part I, Item 1.

We have adopted a code of ethics in compliance with applicable rules of the Securities and Exchange Commission that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. We have posted a copy of the code of ethics on our website at www.rocm.com. We intend to disclose any amendments to, or waivers from, any provision of the code of ethics by posting such information on such website.

ITEM 11.	Executive Compensation

The information contained under the heading “Executive Compensation” in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2008, (except for the information set forth under the subcaption “Compensation Committee Report on Executive Compensation”) is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Equity Compensation Plans. The following table provides information related to our equity compensation plans as of September 30, 2008:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in Column
	Warrants and Rights	Warrants and Rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	1,697,134	$6.35	296,500
Equity compensation plans not approved by security holders(2)	12,000	$5.06	88,000

Total	1,709,134	$6.34	384,500

(1)	Includes shares issuable under our 1991 Stock Option Plan and 2001 Stock Incentive Plan.

(2)	Includes shares issuable to persons other than our full-time officers or employees pursuant to the exercise of stock options granted under our 1995 Non-Statutory Stock Option Plan that do not qualify as “incentive stock options” within the meaning of Section 422 of the Code.

(b) Security Ownership. The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2008, is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained under the heading “Certain Relationships and Related Transactions” in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2008, is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information contained under the heading “Audit Committee Report and Payment of Fees to Auditors” in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2008, is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are filed herewith in Item 8.

(i) Consolidated Balance Sheets as of September 30, 2008 and 2007.

(ii) Consolidated Statements of Operations for the years ended September 30, 2008, 2007 and 2006.

(iii) Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended September 30, 2008, 2007 and 2006.

(iv) Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006.

(v) Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts

Financial statement schedules other than those listed have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

(b) Exhibits

The following exhibits are submitted herewith:

3.1		Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2006).
3.2		Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2007).
4.1		Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.4 of Registrant’s Annual Report on Form 10-KSB for fiscal year ended September 30, 1995).
10	.1†	The Company’s 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.5 of Registrant’s Registration Statement on Form S-8, Registration Number 333-10261).
10	.2†	Amendment to the Company’s 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.3 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1998).
10	.3†	Employment Agreement, dated August 31, 1990 between the Company and Anthony J. Conway. (Incorporated by reference to Exhibit 10.13 of Registrant’s Registration Statement on Form S-18, Registration Number 33-36362-C).
10	.4†	Employment Agreement, dated August 31, 1990 between the Company and Philip J. Conway. (Incorporated by reference to Exhibit 10.14 of Registrant’s Registration Statement on Form S-18, Registration Number 33-36362-C).
10	.5†	Change of Control Agreement dated December 4, 1998, between the Company and Philip J. Conway (Incorporated by reference to Exhibit 10.3 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1998).

10	.6†	Change of Control Agreement dated November 21, 2000, between the Company and Anthony J. Conway. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).
10	.7†	Change of Control Agreement dated November 21, 2000, between the Company and Martyn R. Sholtis. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).
10	.8†	Change of Control Agreement dated November 21, 2000, between the Company and David A. Jonas. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).
10	.9†	The Company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
10.10		Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2006).
10.11		Form of Non-Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.11 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2006).
10.12		Form of Restricted Stock Award (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 21, 2006).
10	.13†	The Company’s Fiscal 2007 Management Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 21, 2006).
10	.14†	The Company’s Fiscal 2008 Management Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 20, 2007).
10.15		Agreement, dated May 17, 2006, between Coloplast A/S, Coloplast Limited, Mentor Medical Limited, the Company and Rochester Medical Limited (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.16		Asset Purchase Agreement, dated May 27, 2006, by and between Mentor Corporation and the Company (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.17		Term Loan Agreement, dated May 26, 2006, between the Company and U.S. Bank N.A. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.18		Revolving Credit Agreement, dated May 26, 2006, between the Company and U.S. Bank N.A. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.19		First Amendment to Term Loan Agreement and Addendum and Revolving Credit Agreement, dated May 26, 2006 (Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
16		Letter from McGladrey & Pullen LLP, (Incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K filed on March 14, 2008)
21	*	Subsidiaries of the Company
23	.1*	Consent of Grant Thornton LLP.
23	.2*	Consent of McGladrey & Pullen LLP.
24	*	Power of Attorney.
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b).
32	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b).

*	Filed herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rochester Medical Corporation

By:	/s/ Anthony J. Conway
Anthony J. Conway
Chairman of the Board, President and,
Chief Executive Officer

Dated: December 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title

/s/ Anthony J. Conway Anthony J. Conway		Chairman of the Board, President and Chief Executive Officer (principal executive officer)

/s/ David A. Jonas David A. Jonas		Director, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)

* Darnell L. Boehm		Director

* Roger W. Schnobrich		Director

* Benson Smith		Director

*By	/s/ David A. Jonas David A. Jonas Attorney-in-Fact

Dated: December 12, 2008

ROCHESTER MEDICAL CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COL. A	COL. B	COL. C		COL. D	COL. E

		Additions		(1), (2)
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other Accounts	Deductions	End of
Description	Period	Expenses	— Describe	— Describe	Period

Year ended September 30, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$57,913	$10,807	—	$3,518	$65,202
Allowance for inventory obsolescence	117,027	104,196	—	99,272	121,951
Year ended September 30, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$55,540	$7,080	—	$4,707	$57,913
Allowance for inventory obsolescence	82,018	131,686	—	96,677	117,027
Year ended September 30, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$93,549	$6,128	—	$44,137	$55,540
Allowance for inventory obsolescence	100,000	85,993	—	103,976	82,018

(1)	Uncollectible accounts written off net of recoveries

(2)	Obsolete inventory written off against the allowance

INDEX TO EXHIBITS

Exhibit

21	Subsidiaries of the Company.
23.1	Consent of Grant Thornton LLP
23.2	Consent of McGladrey & Pullen LLP
24	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)