Form 10-Q
period 2008-12-31
ROCHESTER MEDICAL CORPORATION
filed 2009-02-09
CIK 868368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to
Commission File Number: 0-18933
ROCHESTER MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA State or other jurisdiction of incorporation or organization)	41-1613227 (I.R.S. Employer Identification No.)

ONE ROCHESTER MEDICAL DRIVE, STEWARTVILLE, MN (Address of principal executive offices)	55976 (Zip Code)
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
         ☑ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
12,104,520 Common Shares as of February 6, 2009.

ROCHESTER MEDICAL CORPORATION
Report on Form 10-Q
for quarter ended
December 31, 2008

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
Assets:
Current assets:
Cash and cash equivalents	$10,247,030	$8,508,000
Marketable securities	25,486,714	28,493,648
Accounts receivable, net	4,663,966	6,009,023
Inventories, net	8,504,445	8,745,873
Prepaid expenses and other assets	1,083,509	1,110,291
Deferred income tax asset	1,712,785	1,143,931

Total current assets	51,698,449	54,010,766
Property, plant and equipment:
Land and buildings	7,724,468	7,696,076
Equipment and fixtures	16,279,080	16,086,643

	24,003,548	23,782,719
Less accumulated depreciation	(14,175,917)	(13,899,390)

Total property and equipment	9,827,631	9,883,329
Deferred income tax asset	864,982	831,299
Goodwill	4,244,848	5,169,661
Finite life intangibles, net	6,337,719	6,860,213
Patents, net	232,313	227,358

Total assets	$73,205,942	$76,982,626

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,476,055	$2,127,470
Accrued compensation	485,980	915,661
Accrued expenses	529,799	254,993
Current maturities of long-term debt	1,953,004	1,940,292

Total current liabilities	4,444,838	5,238,416
Long-term liabilities:
Other long term liabilities	239,496	239,496
Long-term debt, less current maturities	3,531,684	3,806,185

Total long-term liabilities	3,771,180	4,045,681
Shareholders’ equity:
Common stock, no par value:
Authorized — 40,000,000 Issued and outstanding shares (12,044,270 — December 31, 2008; 11,936,586 — September 30, 2008)	55,218,588	54,223,669
Retained earnings	14,777,166	14,723,541
Accumulated other comprehensive loss	(5,005,830)	(1,248,681)

Total shareholders’ equity	64,989,924	67,698,529

Total liabilities and shareholders’ equity	$73,205,942	$76,982,626

Note — The Balance Sheet at September 30, 2008 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	December 31,
	2008	2007

Net sales	$8,436,084	$8,223,288
Cost of sales	4,511,171	4,082,485

Gross profit	3,924,913	4,140,803

Operating expenses:
Marketing and selling	2,566,262	2,224,365
Research and development	317,660	228,943
General and administrative	1,365,757	1,615,118

Total operating expenses	4,249,679	4,068,426

Income (loss) from operations	(324,766)	72,377

Other income (expense):
Interest income	167,272	453,340
Interest expense	(83,774)	(149,489)
Other income	200,442	—

Net income (loss) before income taxes	(40,826)	376,228

Income tax expense (benefit)	(94,451)	104,674

Net income	$53,625	$271,554

Net income per share — basic	$0.00	$0.02
Net income per share — diluted	$0.00	$0.02

Weighted average number of common shares outstanding — basic	11,980,875	11,730,234
Weighted average number of common shares outstanding — diluted	12,697,645	12,587,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 31,
	2008	2007
Operating activities:
Net income	$53,625	$271,554

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	306,516	300,534
Amortization	172,936	178,797
Stock based compensation	264,532	250,995
Deferred income tax	(353,960)	(2,223)
Changes in operating assets and liabilities:
Accounts receivable	925,997	564,248
Inventories	(184,752)	(930,367)
Other current assets	(17,764)	(309,582)
Accounts payable	(572,870)	1,163,662
Income tax payable	25,085	(535,103)
Other current liabilities	(149,936)	(405,349)

Net cash (used in) provided by operating activities	469,409	547,166

Investing activities:
Purchase of property, plant and equipment	(498,463)	(345,322)
Patents	(19,414)	(11,556)
Purchases of marketable securities	(23,630,806)	(10,000,000)
Sales and maturities of marketable securities	25,805,997	11,671,548

Net cash provided by investing activities	1,657,314	1,314,670

Financing activities:
Payments on long-term debt	(261,789)	(224,866)
Excess tax benefit from exercises of stock options	380,717	—
Proceeds from exercises of stock options	349,670	650,646

Net cash provided by financing activities	468,598	425,780

Effect of exchange rate on cash	(856,291)	(222,906)

Increase in cash and cash equivalents	1,739,030	2,064,710

Cash and cash equivalents at beginning of period	8,508,000	6,671,356

Cash and cash equivalents at end of period	$10,247,030	$8,736,066

Supplemental Cash Flow Information
Interest paid	$22,461	$72,096
Taxes paid	—	$642,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2008
Note A — Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements as of September 30, 2008 and the unaudited December 31, 2008 and 2007 condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2008. In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.
Note B — Net Income Per Share
          Net income per share is calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share.” The Company’s basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. A reconciliation of the numerator and denominator in the basic and diluted net income per share calculation is as follows:

	Three Months Ended
	December 31,	December 31,
	2008	2007
Numerator:
Net income	$53,625	$271,554

Denominator:
Denominator for basic net income per share- weighted average shares outstanding	11,980,875	11,730,234
Effect of dilutive stock options	716,770	856,995

Denominator for diluted net income per share- weighted average shares outstanding	12,697,645	12,587,229

Basic net income per share	$0.00	$0.02

Diluted net income per share	$0.00	$0.02

          Employee stock options for 5,000 and 30,000 shares have been excluded from the diluted net income per share calculation for the first quarter of fiscal years 2009 and 2008, respectively, because their exercise prices were greater than the average market price of the Company’s common stock and their affect would have been antidilutive.
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
          Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period. The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Stock-based compensation expense for the quarters ended December 31, 2008 and 2007 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, October 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and (b) compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recorded approximately $265,000 and $251,000 of related stock-based compensation expense for the quarter ended December 31, 2008 and 2007, respectively.
          As of December 31, 2008, $1,095,979 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately fourteen months.
Stock Options
          In the first quarter of fiscal 2009 5,000shares were granted. There were no grants in the first quarter of fiscal 2008. The Black-Scholes option pricing model was used to estimate the fair value of stock-based awards with the following weighted average assumptions for the first quarter of fiscal 2009.

2009
Dividend yield	NA
Expected volatility	50%
Risk-free interest rate	2.94
Expected holding period (in years)	9.44
Weighted-average grant-date fair value	$7.63
     The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.
     The following table represents stock option activity for the three months ended December 31, 2008:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	1,709,134	$6.34	5.70 Yrs
Granted	5,000	12.29
Exercised	(107,684)	3.03
Canceled	—	—

Outstanding options at end of period	1,606,450	$6.58	5.66 Yrs.

Outstanding exercisable at end of period	1,199,700	$5.82	4.83 Yrs.

          Shares available for future stock option grants to employees and directors under existing plans were 379,500 at December 31, 2008. At December 31, 2008, the aggregate intrinsic value of options outstanding was $14,148,557, and the aggregate intrinsic value of options exercisable was $11,474,532. Total intrinsic value of options exercised was $1,069,581 for the three months ended December 31, 2008.
Note D — Marketable Securities
          As of December 31, 2008, the Company had $25.5 million invested in marketable securities. The marketable securities primarily consist of $23.5 million invested in U.S. treasury bills and $2 million invested in mutual funds. The Company is currently reporting an unrealized loss of $1,238,916 related to the mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. The Company considers the current impairment in value to be temporary as it has the intent and ability to hold these investments.
Note E — Inventories
          Inventories consist of the following:

	December 31,	September 30,
	2008	2008
Raw materials	$2,335,287	$2,274,199
Work-in-process	3,047,986	3,375,796
Finished goods	3,241,870	3,217,830
Reserve for inventory obsolescence	(120,698)	(121,952)

	$8,504,445	$8,745,873

Note F — Income Taxes
          On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance. No valuation allowance has been recorded against the net deferred tax assets in 2009 or 2008 because there is sufficient future projected income as well as excess income from 2007 and 2008 to sustain that the deferred tax assets will more likely than not be able to be utilized. For the quarter ended December 31, 2008, the Company had an effective income tax rate of (232%). The higher than expected tax benefit for the current quarter is due to reflecting the impact of recording the full benefit of the R&D credit for the calendar year 2008, as the extension was not effective until the quarter ended December 31, 2008. In future periods, the Company expects the effective tax rate on income to be in the range of 34-35%.
          The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”) on October 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, October 1, 2007, the Company did not have a material liability under FIN 48 for unrecognized tax benefits. Since adoption, the Company has recognized an approximately $239,000 increase in liability for unrecognized tax benefits.
          It is the Company’s practice to recognize penalties and/or interest to income tax matters in income tax expenses. As of December 31, 2008, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.
          The Company is subject to income tax examinations from time to time in the U.S. Federal jurisdiction, as well as in the United Kingdom and various state jurisdictions. The Internal Revenue Service is examining Company’s income tax return for the fiscal year ended September 30, 2007. It is possible that this examination may be resolved within the next twelve months. Due to the potential for resolution of the Federal examination and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit may change.

Although the outcome of this matter cannot currently be determined, the Company believes adequate provision has been made for any potential unfavorable financial statement impact.
Note G — Comprehensive Loss
          Comprehensive loss includes net income and all other nonowner changes in shareholders’ equity during a period. The comprehensive loss for the three months ended December 31, 2008 and 2007 consists of the following:

	Three Months Ended
	December 31,
	2008	2007
Net income	$53,625	$271,554
Foreign currency adjustment	(3,176,387)	(239,487)
Unrealized loss on securities held	(580,099)	(116,773)

Comprehensive loss	$(3,702,861)	$(84,706)

Note H — Line of Credit and Long-Term Debt
          In June 2006, in conjunction with an asset purchase agreement with Coloplast A/S, the Company entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing and payable in five equal annual installments of $1,068,000 payable annually on June 2. The Company has imputed interest on the note at 6.90% which reflected the Company’s cost of borrowing at the date of the purchase agreement and the discount is being amortized over the life of the note. The liability balance was $2,796,929 at December 31, 2008.
          In June 2006, the Company entered into a $7,000,000 credit facility with U.S. Bank National Association. The credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to 4.77%, and a revolving line of credit of up to $2,000,000, maturing annually on March 31, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. The Company has renewed the revolving line of credit through March 31, 2009. As of December 31, 2008 and September 30, 2008, the Company had no borrowings under the revolving line of credit and the term loan had an outstanding balance of $2,687,759 and $2,949,548, respectively. The obligations of the Company are secured by assets of the Company, including accounts receivable, investments, general intangibles, inventory, and equipment. The term loan agreement and revolving credit agreement require the Company to comply with certain financial covenants, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens. As of December 31, 2008, the Company was in compliance with the loan covenants.
Note I — Litigation Settlements
          The Company was a plaintiff in a lawsuit titled Rochester Medical Corporation vs. C.R. Bard, Inc.; Tyco International (US), Inc.; Tyco Health Care Group, L.P.; Novation LLC; VHA, Inc.; Premier, Inc.; and Premier Purchasing Partners, in the United States District Court for the Eastern District of Texas, Civil Action No. 504-CV-060. This suit alleges anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters, and seeks an unspecified amount of damages and injunctive and other relief.
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
          On January 15, 2009, the Company announced that it had reached a settlement with Covidien Ltd., Tyco International (US), Inc. and Tyco Health Care Group, L.P., whereby Covidien Ltd. paid the Company $3,500,000 (net $1,000,000 after payment of attorney’s fees and expenses) and was dismissed from the lawsuit. No further action is expected with respect to this lawsuit. The impact of this settlement will be reflected in the Company’s second quarter financial results.
Note J — Recently Issued Accounting Standards
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
          In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The portion of SFAS No. 157 that has been deferred by FSP FAS 157-2 will be effective for the Company beginning in the second fiscal quarter of fiscal year 2009. The Company does not expect the adoption of FSP FAS 157-2 will have a material impact on its financial position or results of operations.
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
          In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008, which for the Company is the first quarter of fiscal year 2010. The Company is currently evaluating the impact the adoption of FSP FAS 142-3 will have on its consolidated financial statements.

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which changed the framework for selecting accounting principles in conformity with GAAP. The GAAP hierarchy will now be included in the accounting literature established by the FASB.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          We develop, manufacture and market a broad line of innovative, technologically enhanced PVC-free and latex-free urinary continence and urine drainage care products for the extended care and acute care markets. Our products are comprised of our base products, which include our male external catheters and standard silicone Foley catheters, and our advanced products, which include our intermittent catheters, our anti-infection Foley catheters and our FemSoft Insert. We market our products under our Rochester Medical brand, and also supply our products to several large medical product companies for sale under brands owned by these companies, which are referred to as private label sales. The primary markets for our products are distributors, extended care facilities and individual hospitals and healthcare institutions. We sell our products both in the domestic market and internationally. For fiscal 2009, we intend to increase investment in our sales and marketing programs, primarily through cash generated from current operations, to support branded sales growth in the United States and Europe.
          The following discussion pertains to our results of operations and financial position for the quarters ended December 31, 2008 and 2007. Results of the periods are not necessarily indicative of the results to be expected for the complete year. For the first quarter ended December 31, 2008, we reported net income of $0.00 per diluted share, compared to $0.02 per diluted share for the same period last year. Loss from operations was $325,000 for the quarter ended December 31, 2008 compared to income from operations of $72,000 for the quarter ended December 31, 2007, while net income was $54,000 compared to $272,000 for the same period last year.
Results of Operations
          The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended
	December 31,
	2008	2007
Net Sales	100%	100%
Cost of Sales	53%	50%

Gross Margin	47%	50%

Operating Expenses:
Marketing and Selling	30%	27%
Research and Development	4%	3%
General and Administrative	16%	20%

Total Operating Expenses	50%	50%

Income (loss) from Operations	(3)%	0%
Interest Income	2%	7%
Interest (Expense)	(1)%	(3)%
Other Income	2%	0%

Net Income before taxes	0%	4%

Income tax expense (benefit)	(1)%	1%

Net Income after taxes	1%	3%

          The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical® branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	Fiscal Quarter Ended December 31,
	2008			2007
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$1,527	$1,101	$2,628	$1,328	$936	$2,264
Advanced products	244	—	244	164	—	164

Total private label sales	1,771	1,101	2,872	1,492	936	2,428

Branded sales:
Base products	891	3,771	4,662	997	4,119	5,116
Advanced products	671	231	902	587	92	679

Total branded sales	1,562	4,002	5,564	1,584	4,211	5,795

Total net sales:	$3,333	$5,103	$8,436	$3,076	$5,147	$8,223

Three Month Periods Ended December 31, 2008 and December 31, 2007
          Net Sales. Net sales for the first quarter of fiscal 2009 increased 3% to $8,436,000 from $8,223,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in private label sales offset by a decrease in branded sales. Domestic sales of branded products decreased by 1% for the quarter compared to the same period last year. A decrease in male external catheter unit sales during the quarter rather than the expected growth was due to the timing of orders from one of our largest distribution partners, which we expect will return to normal in the second quarter. Our international branded sales decreased 5% compared to the same period last year, primarily as a result of the change in exchange rates in the United Kingdom as the U.S. dollar continued to strengthen versus the British pound. Total branded sales volumes met management’s expectations, and management believes its strategic decision to increase investments in sales and marketing programs will continue to drive growth in branded sales. Private label sales increased 18% for the quarter compared to the same period last year.
          Gross Margin. Our gross margin as a percentage of net sales for the first quarter of fiscal 2009 was 47% compared to 50% for the comparable quarter of last fiscal year. The decrease in gross margin was primarily due to increased raw material costs, increased medical insurance costs and the change in the exchange rate in the United Kingdom of the British pound to the U.S. dollar.
          Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the first quarter of fiscal 2009 increased 15% to $2,566,000 from $2,224,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to increased sales and marketing personnel and related expenses of $127,000 incurred through the expansion of our sales force in both the U.S. and our U.K. operations, and increased advertising expense of $182,000, as part of our strategic decision to increase investments in our sales and marketing programs. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended December 31, 2008 and 2007 were 30% and 27%, respectively.
          Research and Development. Research and development expense primarily includes internal labor costs, as well as expenses associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense for the first quarter of fiscal 2009 increased to $318,000 from $229,000 for the comparable quarter of last fiscal year. The increase in research and development expense relates primarily to increased project costs of $66,000 to develop and enhance new and existing products. Research and development expense as a percentage of net sales for each of the fiscal quarters ended December 31, 2008 and 2007 was 4%.

          General and Administrative. General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors and auditors. General and administrative expense for the first quarter of fiscal 2009 decreased 15% to $1,366,000 from $1,615,000 for the comparable quarter of last fiscal year. The decrease in general and administrative expense is primarily related to a decrease of $155,000 for professional fees, a decrease in utilities of $35,000 and a decrease in repairs of $20,000. General and administrative expense as a percentage of net sales for the fiscal quarters ended December 31, 2008 and 2007 were 16% and 20%, respectively.
          Interest Income. Interest income for the first quarter of fiscal 2009 decreased 63% to $167,000 from $453,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects significantly lower interest rates on investments and marketable securities.
          Interest Expense. Interest expense for the first quarter of fiscal 2009 decreased to $84,000 from $149,000 for the comparable quarter of last fiscal year. The decrease in interest expense reflects decreases in debt and a decrease in the interest rate.
          Other Income. Other income for the first quarter of fiscal 2009 was $200,000 compared to zero for the comparable quarter of last fiscal year. The other income reflects a one time payment from Coloplast A/S reimbursing us for lost profit per the terms of our June 2006 asset purchase.
          Income Taxes. For the quarter ended December 31, 2008, we had an effective income tax rate of (232%). The higher than expected tax benefit for the current quarter is due to reflecting the impact of recording the full benefit of the R&D credit for the calendar year 2008, as the extension was not effective until the quarter ended December 31, 2008. In future periods, we expect the effective tax rate on income to be in the range of 34-35%.
Liquidity and Capital Resources
          Our cash, cash equivalents and marketable securities were $35.7 million at December 31, 2008 compared to $37.0 million at September 30, 2008. The decrease in cash primarily resulted from cash used for capital expenditures and repayment of long-term debt as well as the impact of the strengthening of the U.S. dollar compared to the British pound, offset by cash provided by operations and cash received from the sale of common stock upon exercise of options. As of December 31, 2008, we had $25.5 million invested in marketable securities. The marketable securities primarily consist of $23.5 million invested in U.S. treasury bills and $2 million invested in mutual funds. We are currently reporting an unrealized loss of $1,238,916 related to the mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. We consider these unrealized losses temporary as we have the intent and ability to hold these investments.
          During the three-month period ended December 31, 2008, we generated $469,000 of cash in operating activities compared to $547,000 of cash provided by operations during the comparable period of the prior fiscal year. Decreased net cash from operating activities in the first quarter of fiscal 2009 primarily reflects lower net income before depreciation and decreases in accounts receivable and increases in taxes payable, offset by increases in inventory and other current assets and decreases in accounts payable and other current liabilities. Accounts receivable balances during this period decreased 15% or $926,000, primarily as a result of increased collections. Inventories increased 2%, or $185,000, primarily as a result of building inventory for the launch of our new advanced intermittent catheter. Accounts payable decreased 27%, or $573,000 primarily reflecting timing of expenses related to year end. Other current liabilities decreased 15%, or $150,000, primarily reflecting payments of annual executive bonuses. Income tax payable increased $25,000 in the current quarter related to taxes in the United Kingdom. In addition, capital expenditures during this period were $498,000 compared to $345,000 for the comparable period last year.

          In June 2006, we entered into a $7,000,000 credit facility with U.S. Bank National Association. The credit facility consists of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to 4.77%, and a revolving line of credit of up to $2,000,000, maturing annually on March 31, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. We have renewed the revolving line of credit through March 31, 2009. As of December 31, 2008, we had no borrowings under the revolving line of credit and the term loan had an outstanding balance of $2,687,759. Our obligations are secured by our assets, including accounts, general intangibles, inventory, and equipment. The term loan agreement and revolving credit agreement require us to comply with certain financial covenants, including a fixed charge coverage ratio and minimum working capital of $8 million, and restrict certain additional indebtedness and liens. As of December 31, 2008, we were in compliance with the financial covenants.
          We believe that our capital resources on hand at December 31, 2008, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.
Cautionary Statement Regarding Forward Looking Information
          Statements other than historical information contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “predict,” “intend,” “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:
•	the uncertainty of market acceptance of new product introductions;

•	the uncertainty of gaining new strategic relationships;

•	the uncertainty of timing of revenues from private label sales (particularly with respect to international customers);

•	the uncertainty of successfully growing our U.K. operations and the risks associated with operating an international business;

•	FDA and other regulatory review and response times;

•	the securing of Group Purchasing Organization contract participation;

•	the uncertainty of gaining significant sales from secured GPO contracts;
and other risk factors listed from time to time in our SEC reports, including, without limitation, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in United States dollars and British pounds. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our revolving line of credit bears interest at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. As of December 31, 2008, we had no borrowings under the revolving line of credit.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          We were the plaintiff in a lawsuit titled Rochester Medical Corporation vs. C.R. Bard, Inc.; Tyco International (US), Inc.; Tyco Health Care Group, L.P.; Novation LLC; VHA, Inc.; Premier, Inc.; and Premier Purchasing Partners, in the United States District Court for the Eastern District of Texas, Civil Action No. 504-CV-060. This suit alleges anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters, and seeks an unspecified amount of damages and injunctive and other relief.
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
          Subsequent to the end of the quarter, on January 15, 2009, we announced that we had reached a settlement with Covidien Ltd., Tyco International (US), Inc. and Tyco Health Care Group, L.P., whereby Covidien Ltd. paid us $3,500,000 (net $1,000,000 after payment of attorneys’ fees and expenses) and these parties were dismissed from the lawsuit. No further action is expected with respect to this lawsuit.
Item 6. Exhibits

10.1	The Company’s Fiscal 2009 Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 24, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION
Date: February 9, 2009	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: February 9, 2009	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit

10.1	The Company’s Fiscal 2009 Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on December 24, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.