Form 10-Q
period 2009-03-31
ROCHESTER MEDICAL CORPORATION
filed 2009-05-08
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
12,020,867 Common Shares as of May 5, 2009

ROCHESTER MEDICAL CORPORATION
Report on Form 10-Q
for quarter ended
March 31, 2009

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	September 30,
	2009	2008

Assets:
Current assets:
Cash and cash equivalents	$5,926,108	$8,508,000
Marketable securities	29,008,718	28,493,648
Accounts receivable, net	5,383,294	6,009,023
Inventories, net	8,853,143	8,745,873
Prepaid expenses and other assets	690,669	1,110,291
Deferred income tax asset	1,621,725	1,143,931

Total current assets	51,483,657	54,010,766
Property and equipment:
Land and buildings	7,694,424	7,696,076
Equipment and fixtures	16,499,255	16,086,643

	24,193,679	23,782,719
Less accumulated depreciation	(14,485,937)	(13,899,390)

Total property and equipment	9,707,742	9,883,329
Deferred income tax asset	1,009,834	831,299
Goodwill	4,152,483	5,169,661
Finite life intangibles, net	6,364,733	7,087,571

Total assets	$72,718,449	$76,982,626

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,428,062	$2,127,470
Accrued compensation	778,922	915,661
Accrued expenses	455,749	254,993
Current maturities of long-term debt	2,756,178	1,940,292

Total current liabilities	5,418,911	5,238,416
Long-term liabilities:
Other long-term liabilities	239,496	239,496
Long-term debt, less current maturities	2,040,751	3,806,185

Total long-term liabilities	2,280,247	4,045,681
Shareholders’ equity:
Common stock, no par value:
Authorized — 40,000,000
Issued and outstanding shares (12,005,867 — March 31, 2009; 11,936,586 — September 30, 2008)	55,109,509	54,223,669
Retained earnings	15,138,369	14,723,541
Accumulated other comprehensive loss	(5,228,587)	(1,248,681)

Total shareholders’ equity	65,019,291	67,698,529

Total liabilities and shareholders’ equity	$72,718,449	$76,982,626

Note — The Balance Sheet at September 30, 2008 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net sales	$8,445,029	$9,215,238	$16,881,114	$17,438,526
Cost of sales	4,030,671	4,942,975	8,541,842	9,025,460

Gross profit	4,414,358	4,272,263	8,339,272	8,413,066

Operating expenses:
Marketing and selling	2,448,122	2,380,306	5,014,384	4,604,671
Research and development	299,103	304,257	616,763	533,200
General and administrative	1,757,499	2,016,767	3,123,255	3,631,885

Total operating expenses	4,504,724	4,701,330	8,754,402	8,769,756

Loss from operations	(90,366)	(429,067)	(415,130)	(356,690)

Other income (expense):
Interest income	34,256	355,646	201,528	808,986
Interest expense	(80,354)	(128,834)	(164,128)	(278,323)
Other income	1,000,000	—	1,200,442	—

Net income (loss) before income taxes	863,536	(202,255)	822,712	173,973
Income tax expense (benefit)	502,334	(35,397)	407,883	69,277

Net income (loss)	$361,202	$(166,858)	$414,829	$104,696

Net income (loss) per share — basic	$0.03	$(0.01)	$0.03	$0.01
Net income (loss) per share — diluted	$0.03	$(0.01)	$0.03	$0.01
Weighted average number of common shares outstanding — basic	12,083,169	11,822,435	12,031,460	11,776,083
Weighted average number of common shares outstanding — diluted	12,671,119	11,822,435	12,663,538	12,557,214
The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 31,
	2009	2008
Operating activities:
Net income	$414,829	$104,696

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	619,833	601,283
Amortization	343,729	361,924
Stock based compensation	742,481	786,142
Deferred income tax	(667,660)	(374,844)
Federal tax benefit of stock options exercised	—	99,634
Changes in operating assets and liabilities:
Accounts receivable	142,309	(1,390,012)
Inventories	(534,729)	(154,043)
Other current assets	502,070	(326,728)
Accounts payable	(605,239)	829,806
Income tax payable	(147)	(827,465)
Other current liabilities	24,578	(249,623)

Net cash (used in) provided by operating activities	982,051	(539,229)

Investing activities:
Purchase of property, plant and equipment	(714,788)	(668,278)
Patents	(20,864)	(11,556)
Purchases of marketable securities	(28,107,348)	(48,791,975)
Sales and maturities of marketable securities	27,204,494	52,416,875

Net cash (used in) provided by investing activities	(1,638,506)	2,945,067

Financing activities:
Increase in short-term debt	2,000,000	—
Payments on long-term debt	(2,949,548)	(568,053)
Repurchase of common stock	(1,058,041)	—
Excess tax benefit from exercises of stock options	514,528	—
Proceeds from issuance of common stock	686,881	653,208

Net cash (used in) provided by financing activities	(806,180)	85,155

Effect of exchange rate on cash	(1,119,257)	(44,223)

Increase (decrease) in cash and cash equivalents	(2,581,892)	2,446,768

Cash and cash equivalents at beginning of period	8,508,000	6,671,356

Cash and cash equivalents at end of period	$5,926,108	$9,118,124

Supplemental Cash Flow Information
Interest paid	$55,210	$138,586
Taxes paid	$—	$1,155,209
The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
Note A — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements as of September 30, 2008 and the unaudited March 31, 2009 and 2008 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2008. In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. Operating results for the six-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.
Note B — Net Income (Loss) Per Share
     Net income (loss) per share is calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share. The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. Net loss per share is computed without consideration for any dilutive securities. A reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation is as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$361,202	$(166,858)	$414,829	$104,696
Denominator:
Denominator for basic net income (loss) per share- weighted average shares outstanding	12,083,169	11,822,435	12,031,460	11,776,083
Effect of dilutive stock options	587,950	—	632,078	781,131

Denominator for diluted net income (loss) per share- weighted average shares outstanding	12,671,119	11,822,435	12,663,538	12,557,214

Basic net income (loss) per share	$0.03	$(0.01)	$0.03	$0.01

Dilute net income (loss) per share	$0.03	$(0.01)	$0.03	$0.01

     Employee stock options of 332,000 shares for the second quarter of fiscal 2009 and 280,000 shares for the six months ended March 31, 2009 and 30,000 shares for the six months ended March 31, 2008 were excluded from the diluted net income (loss) per share calculation because their exercise prices were greater than the average market price of the Company’s common stock and their affect would have been antidilutive. Due to the net loss in the second quarter ended March 31, 2008, diluted shares were the same as basic shares since the effect of the options would have been anti-dilutive.
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
     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period. The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Stock-based compensation expense for the three and six months ended March 31, 2009 and 2008 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, October 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (b) compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recorded approximately $478,000 ($354,000 net of tax) and $742,000 ($567,000 net of tax) of related stock-based compensation expense for the quarter and six months ended March 31, 2009, and approximately $535,000 ($391,000 net of tax) and $786,000 ($600,000 net of tax) of related stock-based compensation expense for the quarter and six months ended March 31, 2008. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.03 and $0.03 for the three months ended March 31, 2009 and 2008, respectively, and $0.04 and $0.05 for the six months ended March 31, 2009 and 2008, respectively.
     As of March 31, 2009, $1,890,280 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately fourteen months.
Stock Options
     In the second quarter of fiscal 2009 and 2008, 212,000 and 204,500 shares were granted respectively. The Black-Scholes option pricing model was used to estimate the fair value of stock-based awards with the following weighted average assumptions for the indicated periods.

	2009	2008
Dividend yield	0%	0%
Expected volatility	53%	54%
Risk-free interest rate	2.30%	3.08%
Expected holding period (in years)	8.17	8.13
Weighted-average grant-date fair value	$6.70	$6.86
     The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.

     The following table represents stock option activity for the three months ended March 31, 2009:

			Weighted-Average
		Weighted-Average	Remaining
	Number of Shares	Exercise Price	Contract Life
Outstanding options at beginning of period	1,606,450	$6.58	5.66 Yrs
Granted	212,000	11.27
Exercised	(72,250)	4.67
Canceled	(43,750)	10.82

Outstanding options at end of period	1,702,450	$7.14	5.83 Yrs.

Outstanding options exercisable at end of period	1,264,825	$6.14	4.80 Yrs.

     Shares available for future stock option grants to employees and directors under existing plans were 123,250 at March 31, 2009. At March 31, 2009, the aggregate intrinsic value of options outstanding was $7,122,694, and the aggregate intrinsic value of options exercisable was $6,520,117. Total intrinsic value of options exercised was $577,497 for the three months ended March 31, 2009.
Note D — Marketable Securities
     As of March 31, 2009, the Company had $29.0 million invested in marketable securities. The marketable securities primarily consist of $26.8 million invested in U.S. treasury bills and $2.2 million invested in a mutual fund. The Company is currently reporting an unrealized loss of $1,053,096 related to the mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. The Company considers the current impairment in value to be temporary as it has the intent and ability to hold this investment long enough to avoid realizing any significant losses.
     Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. The cost and fair value of available-for-sale securities were as follows:

		Unrealized
	Cost	Loss	Fair Value
March 31, 2009	$30,061,814	$(1,053,096)	$29,008,718
September 30, 2008	$28,915,366	$(421,718)	$28,493,648
     Losses recognized are recorded in interest expense, in the consolidated statements of operations. Gains and losses from the sale of investments are calculated based on the specific identification method.
     Effective October 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities that are re-measured and reported at fair value at each reporting period. SFAS 157 requires that fair value measurements be classified and disclosed in one of the following three categories:
     Level 1. Quoted prices in active markets for identical assets or liabilities.
     Level 2. Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
     Level 3. Inputs that are unobservable for the asset or liability and that are significant to the fair value of the assets or liabilities.
     The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such value:

Fair Value Measurements at March 31, 2009 using:
	Total Carrying		Significant Other	Significant
	Value at	Quoted Prices in	Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities	$29,008,718	$29,008,718	$—	$—
Note E — Inventories
     Inventories consist of the following:

	March 31,	September 30,
	2009	2008
Raw materials	$2,054,265	$2,274,199
Work-in-process	3,474,595	3,375,796
Finished goods	3,442,678	3,217,830
Reserve for inventory obsolescence	(118,395)	(121,952)

	$8,853,143	$8,745,873

Note F — Income Taxes
     On a quarterly basis, the Company evaluates the realizability of our deferred tax assets and assess the requirements for a valuation allowance. No valuation allowance has been recorded against the net deferred tax assets in 2009 or 2008 because there is sufficient future projected income as well as excess income from 2007 and 2008 to sustain that the deferred tax assets will more likely than not be able to be utilized. For the quarter ended March 31, 2009, the Company had an effective income tax rate of 49.58%. The tax rate is in line with the Company’s expectation due to increased volume of incentive stock option activity, of which the book expense is a permanent add-back item for tax purposes. In future periods, absent of true-up entries, the Company expects the effective tax rate on U.S. income to be in the range of 40-42%, and the effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations and UK operation profitability.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 (“FIN 48”) on October 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, October 1, 2007, the Company did not have a material liability under FIN 48 for unrecognized tax benefits. Since adoption, the Company has recognized an approximately $239,000 increase in liability for unrecognized tax benefits.
     It is the Company’s practice to recognize penalties and/or interest to income tax matters in income tax expense. As of March 31, 2009, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.
     The Company is subject to income tax examinations from time to time in the U.S. Federal jurisdiction, as well as in the United Kingdom and various state jurisdictions. The Internal Revenue Service is examining the Company’s income tax return for the fiscal year ended September 30, 2007. It is possible that this examination may be resolved within the next twelve months. Due to the potential for resolution of the Federal examination and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit may change.

     Although the outcome of this matter cannot currently be determined, the Company believes adequate provision has been made for any potential unfavorable financial statement impact.
Note G — Goodwill and Other Intangible Assets
     The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired as prescribed by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under this standard, goodwill and intangibles with indefinite useful lives are not amortized. SFAS 142 also requires, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. The Company tests annually for impairment on June 30th of each fiscal year or more frequently if events and circumstances indicate that the asset might be impaired. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset. The decrease in value of goodwill as of March 31, 2009 is strictly related to the change in foreign currency exchange rates in the United Kingdom.
Note H — Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income and all other nonowner changes in shareholders’ equity during a period. The comprehensive income (loss) for the three and six months ended March 31, 2009 and 2008 consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income (loss)	$361,202	$(166,864)	$414,829	$104,696
Foreign currency adjustment	(415,070)	321,311	(3,591,458)	81,818
Unrealized (loss) gain on securities held	192,315	(267,172)	(387,784)	(383,945)

Comprehensive income (loss)	$138,447	$(112,725)	$(3,564,413)	$(197,431)

Note I — Line of Credit and Long-Term Debt
     In June 2006, in conjunction with an asset purchase agreement with Coloplast A/S, the Company entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing and payable in five equal annual installments of $1,068,000 payable annually on June 2. The Company discounted the note at 6.90% which reflected the Company’s cost of borrowing at the date of the purchase agreement and the discount is being amortized over the life of the note. The liability balance was $2,796,929 at March 31, 2009.
     In June 2006, the Company entered into a $7,000,000 credit facility with U.S. Bank National Association. The credit facility consisted of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to 4.77%, and a revolving line of credit of up to $2,000,000, maturing annually on March 31, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. In March 2009, the Company paid off the entire term loan and terminated the revolving line of credit.
     In February 2009, the Company entered into a $14,000,000 credit facility with UBS Financial. The credit facility consists of a revolving line of credit of up to $14,000,000 with interest accruing monthly at a floating rate based on the quoted one-month LIBOR rate plus 0.50%. As of March 31, 2009, the Company had an outstanding balance of $2,000,000 under the revolving line of credit. The Company’s obligations under the credit facility are payable on demand and are secured by its investments in marketable securities held at UBS.

Note J — Litigation Settlements
     The Company was a plaintiff in a lawsuit titled Rochester Medical Corporation vs. C.R. Bard, Inc.; Tyco International (US), Inc.; Tyco Health Care Group, L.P.; Novation LLC; VHA, Inc.; Premier, Inc.; and Premier Purchasing Partners, in the United States District Court for the Eastern District of Texas, Civil Action No. 504-CV-060. This suit alleged anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters, and seeks an unspecified amount of damages and injunctive and other relief.
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
Note K — Share Repurchase Program
     On March 3, 2009, the Company announced its intention to repurchase some of its outstanding common shares pursuant to its previously authorized share repurchase program. Up to 2,000,000 shares may be repurchased from time to time on the open market, or pursuant to negotiated or block transactions, in accordance with applicable Securities and Exchange Commission regulations. During the three months ended March 31, 2009, the Company repurchased 110,653 common shares at an average price of $9.56 per share. Total cash consideration for the repurchased shares was approximately $1,100,000. As of March 31, 2009, there remained 1,847,347 shares that may be purchased under the program.
Note L — Recently Issued Accounting Standards
     In December 2007, the FASB issued SFAS No.141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is required to adopt SFAS 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.
     In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS 160 will have a material impact on its financial position or results of operations.
     In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The portion of SFAS No. 157 that has been deferred by FSP FAS 157-2 will be effective for the Company beginning in the second fiscal quarter of fiscal year 2009. The Company does not expect the adoption of FSP FAS 157-2 will have a material impact on its financial position or results of operations.
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
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008, which for the Company is the first quarter of fiscal year 2010. The Company is currently evaluating the impact the adoption of FSP FAS 142-3 will have on its consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which changed the framework for selecting accounting principles in conformity with GAAP. The GAAP hierarchy will now be included in the accounting literature established by the FASB.
     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information and annual reporting periods. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will include the required disclosures in its interim financial statements for the quarter ending June 30, 2009.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the consolidated financial statements.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We develop, manufacture and market a broad line of innovative, technologically enhanced PVC-free and latex-free urinary continence and urine drainage care products for the extended care and acute care markets. Our products are comprised of our base products, which include our male external catheters and standard silicone Foley catheters, and our advanced products, which include our intermittent catheters, our anti-infection Foley catheters and our FemSoft Insert. We market our products under our Rochester Medical brand, which are referred to as branded sales, and also supply our products to several large medical product companies for sale under brands owned by these companies, which are referred to as private label sales. The primary markets for our products are distributors, extended care facilities and individual hospitals and healthcare institutions. We sell our products both in the domestic market and internationally.
     For fiscal 2009, we intend to increase investment in our sales and marketing programs, primarily through cash generated from current operations, to support branded sales growth in the U.S. and Europe. Our advanced products will eventually contribute a higher profit margin than our base products, and our Rochester Medical branded products contribute a higher profit margin than private label sales, particularly branded sales in the United Kingdom and elsewhere in Europe. Increasing our percentage of sales of branded products versus private label sales over time will have a positive impact on our gross margin. Branded sales accounted for 65% of total sales for the quarter ended March 31, 2009, and 66% of total sales year to date, compared to 62% for the quarter ended March 31, 2008 and 66% for the same period last year. Advanced products accounted for 11% of total sales for the quarter ended March 31, 2009, and 12% of total sales year to date, compared to 12% for the quarter ended March 31, 2008 and 11% for the same period last year.
     The following discussion pertains to our results of operations and financial position for the quarters and six month periods ended March 31, 2009 and 2008. Results of the periods are not necessarily indicative of the results to be expected for the complete year. For the second quarter ended March 31, 2009, we reported net income of $0.03 per diluted share, compared to a net loss of $0.01 per diluted share for the same period last year. Loss from operations was $90,000 for the quarter ended March 31, 2009 compared to a loss of $429,000 for the quarter ended March 31, 2008, while net income was $361,000 for the quarter ended March 31, 2009 compared to a net loss of $167,000 for the same period last year.
     As of March 31, 2009, we had $5.9 million in cash and cash equivalents, and $29 million invested in marketable securities. The marketable securities primarily consist of $26.8 million invested in U.S. treasury bills and $2.2 million invested in a mutual fund. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative and are intended to reduce the risk of loss or any material impact on our financial condition. We are currently reporting an unrealized loss $1,053,096 related to the mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. We consider this unrealized loss temporary as we have the intent and ability to hold this investment long enough to avoid realizing any significant losses.
Results of Operations
     The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net Sales	100%	100%	100%	100%
Cost of Sales	48%	54%	51%	52%

Gross Margin	52%	46%	49%	48%

Operating Expenses:
Marketing and Selling	29%	26%	30%	26%
Research and Development	4%	3%	4%	3%
General and Administrative	21%	22%	19%	21%

Total Operating Expenses	54%	51%	53%	50%

Loss from Operations	(2)%	(5)%	(4)%	(2)%
Interest Income (Expense), Net	(1)%	3%	0%	3%
Other Income,	12%	0%	7%	0%

Net Income (loss) before taxes	10%	(2)%	3%	1%

Income tax expense	6%	0%	2%	0%

Net Income (loss) after taxes	4%	(2)%	1%	1%

     The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical® branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	Fiscal Quarter Ended March 31,
	2009			2008
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$1,678	$1,148	$2,826	$2,095	$948	$3,043
Advanced products	111	—	111	441	—	441

Total private label sales	1,789	1,148	2,937	2,535	948	3,483

Branded sales:
Base products	1,036	3,657	4,693	1,000	4,024	5,024
Advanced products	671	144	815	616	92	708

Total branded sales	1,707	3,801	5,508	1,616	4,116	5,732

Total net sales:	$3,496	$4,949	$8,445	$4,151	$5,064	$9,215

	Fiscal Year to Date Ended March 31,
	2009			2008
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$3,205	$2,249	$5,454	$3,423	$1,884	$5,307
Advanced products	355	—	355	605	—	605

Total private label sales	3,560	2,249	5,809	4,028	1,884	5,912

Branded sales:
Base products	1,927	7,428	9,355	1,997	8,143	10,140
Advanced products	1,342	375	1,717	1,203	185	1,388

Total branded sales	3,269	7,803	11,072	3,200	8,328	11,528

Total net sales:	$6,829	$10,052	$16,881	$7,228	$10,212	$17,440

Three Month and Six Month Periods Ended March 31, 2009 and March 31, 2008
     Net Sales. Net sales for the second quarter of fiscal 2009 decreased 8% to $8,445,000 from $9,215,000 for the comparable quarter of last fiscal year. The sales decrease primarily resulted from a decrease in sales of private label products and a decrease in branded sales in the U.K., offset by slightly higher sales of branded products domestically and increased branded sales internationally outside of the U.K. Domestic sales of branded products increased by 5.6% for the quarter compared to the same period last year. Our international branded sales decreased 2.3% compared to the same period last year, primarily as a result of the change in foreign currency exchange rates in the United Kingdom as the U.S. dollar was significantly stronger versus the British pound, thereby affecting total branded sales given the significant volume of our branded product sales in the United Kingdom. Private label sales were down 16% from last year. Private label sales accounted for approximately 35% of total sales. Management continues to focus on growth in branded sales, and total branded sales volumes of intermittent catheters and Foley catheters increased for the second quarter compared to last fiscal year. In line with our strategic decision to increase investments in sales and marketing to drive growth in branded sales, we have initiated direct sales efforts into Japan and mainland Europe.
     Net sales for the six months ended March 31, 2009 decreased 3% to $16,881,000 from $17,440,000 for the comparable six-month period of last fiscal year. The decrease in sales primarily resulted from a decrease in domestic private label sales and a decrease in branded sales in the U.K. as a result of the change in the foreign currency exchange rate in the United Kingdom of the British pound to the U.S. dollar from last year, offset by increased sales of private label products internationally and branded sales internationally outside of the U.K. Sales of branded products domestically were virtually flat compared to the same period last year.
     Gross Margin. Our gross margin as a percentage of net sales for the second quarter of fiscal 2009 was 52% compared to 46% for the comparable quarter of last fiscal year. The increase in gross margin this quarter was primarily due to increased sales of higher margin product, including male external catheters and script easy in the U.K. and other international markets, and favorable manufacturing variances and efficiencies, partially offset by the change in the foreign currency exchange rate in the United Kingdom of the British pound to the U.S. dollar and increased medical claim costs. Gross margin for the six months ended March 31, 2009 increased slightly to 49% from 48%. Factors affecting the comparative six month gross margin are generally consistent with those discussed above for the current quarter.
     Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the second quarter of fiscal 2009 increased 3% to $2,448,000 from $2,380,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to increased sales personnel and related expenses incurred through the addition of sales and marketing staff in both our U.S. and U.K. operations, and increased advertising expense related to marketing in the U.K. and the U.S. of our new intermittent catheter and preparation for our advanced Foley catheter launch, partially offset by the change in the foreign currency exchange rate in the United Kingdom of the British pound to the U.S. dollar from last year. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended March 31, 2009 and 2008 was 29% and 26%, respectively.
     Marketing and selling expense for the six months ended March 31, 2009 increased 9% to $5,014,000 from $4,605,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.
     Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense for the second quarter of fiscal 2009 decreased 2% to $299,000 from $304,000 for the comparable quarter of last fiscal year. The decrease in research and development expense relates primarily to decreased expenses related to testing and development of new and enhanced products as we introduced our new line of intermittent catheters earlier this year. Research and development expense as a percentage of net sales for the fiscal quarters ended March 31, 2009 and 2008 was 4% and 3%, respectively.
     Research and development expense for the six months ended March 31, 2009 increased 16% to $617,000 from $533,000 for the comparable six-month period of last fiscal year. The increase in research and development expense for the six months ended March 31, 2009 primarily relates to increased testing and development of new products during the first quarter of fiscal 2009.
     General and Administrative. General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel and accounting advisors. General and administrative expense for the second quarter of fiscal 2009 decreased 13% to $1,757,000 from $2,017,000 for the comparable quarter of last fiscal year. The decrease in general and administrative expense is primarily related to decreased legal fees, stock option compensation expenses, audit related expenses and the change in the foreign currency exchange rate in the United Kingdom of the British pound to the U.S. dollar from last year, offset by increased professional fees related to tax matters. General and administrative expense as a percentage of net sales for the fiscal quarters ended March 31, 2009 and 2008 was 21% and 22%, respectively.
     General and administrative expense for the six months ended March 31, 2009 decreased 14% to $3,123,000 from $3,632,000 for the comparable six-month period of last fiscal year. The decrease in general and administrative expenses for the six month period primarily reflects a decrease in legal, audit fees and stock option compensation expenses from the prior year.

     Interest Income. Interest income for the second quarter of fiscal 2009 decreased 90% to $34,000 from $356,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects significantly lower interest rates on investments.
     Interest income for the six months ended March 31, 2009 decreased 75% to $202,000 from $809,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month interest income are generally consistent with those discussed above for the current quarter.
     Interest Expense. Interest expense for the second quarter of fiscal 2009 decreased $48,000 to $80,000 from the comparable quarter of last fiscal year. The decrease in interest expense reflects lower amounts of debt as a result of quarterly debt payments.
     Interest expense for the six months ended March 31, 2009 decreased $114,000 to $164,000 from $278,000 for the comparable six-month period of last fiscal year. The decrease in interest expenses for the six month period are generally consistent with those discussed above for the current quarter.
     Income Taxes. For the quarter ended March 31, 2009, we had an effective income tax rate of approximately 49.6%. The tax rate is in line with our expectation due to the increased volume of incentive stock option activity, of which the book expense is a permanent add-back item for tax purposes and increased our effective tax rate by 9% for the quarter. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate in the range of 40 — 42% for U.S. income. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations and U.K. operation profitability.
Liquidity and Capital Resources
     Our cash, cash equivalents and marketable securities were $34.9 million at March 31, 2009 compared to $37.0 million at September 30, 2008. The decrease in cash primarily resulted from capital expenditures, repayment of long-term debt and the repurchase of common stock offset by cash provided from operations, borrowing on our new credit facility and the sale of common stock upon exercise of options. As of March 31, 2009, we had $29 million invested in marketable securities as a result of the cash settlements received from lawsuits. The marketable securities primarily consist of $26.8 million invested in U.S. treasury bills and $2.2 million invested in a mutual fund. We are currently reporting an unrealized loss $1,053,096 related to the mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. We consider this unrealized loss temporary as we have the intent and ability to hold this investment long enough to avoid realizing any significant losses.
     During the six-month period ended March 31, 2009, we generated $982,000 of cash in operating activities compared to $539,000 of cash being used by operations during the comparable period of the prior fiscal year. Increased net cash from operating activities in the first six months of fiscal 2009 primarily reflects net income before depreciation and decreases in accounts receivable and other current assets and increases in other current liabilities, offset by increases in inventories and decreases in accounts payable. Accounts receivable balances during this period decreased 2% or $142,000, primarily due to increased collections. Inventories increased 6% or $535,000. Accounts payable decreased 28% or $605,000, primarily reflecting timing of expenses. Other current liabilities increased 2% or $25,000, primarily reflecting payments of annual executive bonuses offset by timing of normal operating accruals. In addition, capital expenditures during this period were $715,000 compared to $668,000 for the comparable period last year.
     In June 2006, we entered into a $7,000,000 credit facility with U.S. Bank National Association. The credit facility consisted of a $5,000,000 term loan payable in five years and accruing interest at a rate equal to 4.77%, and a revolving line of credit of up to $2,000,000, maturing annually on March 31, with interest payable monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.60%. In March 2009, we paid off the entire term loan and terminated the revolving line of credit.
     In February 2009, we entered into a $14,000,000 credit facility with UBS Financial. The credit facility consists of a revolving line of credit of up to $14,000,000 with interest accruing monthly at a floating rate based on the quoted one-month LIBOR rate plus 0.50%. As of March 31, 2009, we had an outstanding balance of $2,000,000 under the revolving line of credit. Our obligations under the credit facility are payable on demand and are secured by our investments in marketable securities held at UBS.

     We believe that our capital resources on hand at March 31, 2009, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.
Cautionary Statement Regarding Forward Looking Information
     Statements other than historical information contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “predict,” “intend,” “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:
•	the uncertainty of current domestic and international economic conditions that could adversely affect the level of demand for our products and increased volatility in foreign exchange rates;

•	the uncertainty of market acceptance of new product introductions;

•	the uncertainty of gaining new strategic relationships;

•	the uncertainty of timing of revenues from private label sales (particularly with respect to international customers);

•	the uncertainty of successfully growing our U.K. operations and the risks associated with operating an international business;

•	FDA and other regulatory review and response times;

•	the securing of Group Purchasing Organization contract participation;

•	the uncertainty of gaining significant sales from secured GPO contracts;
and other risk factors listed from time to time in our SEC reports, including, without limitation, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in United States dollars and British pounds. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative in light of current economic conditions, and include primarily U.S. treasury bills to reduce the risk of loss or any material impact on our financial condition. Our revolving line of credit bears interest at a floating rate based on the quoted one-month LIBOR rate plus 0.50%. As of March 31, 2009, our revolving line of credit had a balance of $2,000,000.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We were the plaintiff in a lawsuit titled Rochester Medical Corporation vs. C.R. Bard, Inc.; Tyco International (US), Inc.; Tyco Health Care Group, L.P.; Novation LLC; VHA, Inc.; Premier, Inc.; and Premier Purchasing Partners, in the United States District Court for the Eastern District of Texas, Civil Action No. 504-CV-060. This suit alleged anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters, and seeks an unspecified amount of damages and injunctive and other relief.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     On March 3, 2009, we announced our intention to repurchase some of our outstanding common shares pursuant to our previously authorized share repurchase program. Up to 2,000,000 shares may be repurchased from time to time on the open market, or pursuant to negotiated or block transactions, in accordance with applicable Securities and Exchange Commission regulations. The repurchase program does not have an expiration date. During the period from

March 3, 2009 to March 31, 2009, we repurchased shares in the open market. The following table summarizes the repurchases:

Total Number
			of Shares	Maximum Number
	Total Number	Average Price	Purchased as	of Shares that
	of Shares	Paid per	Part of Publicly	May Yet Be Purchased
Period	Purchased	Share	Announced Plans	Under the Plan

March 3, 2009 — March 31, 2009	110,653	$9.56	152,653	1,847,347
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of the Company’s shareholders was held on February 3, 2009. At the meeting, shareholders voted on the reelection of five directors for terms expiring at the Annual Meeting of the Company in 2010. Each of the directors was reelected by a vote as follows:
•	Darnell L. Boehm received 9,511,044 votes “For” and 658,535 votes were “Withheld.”

•	Anthony J. Conway received 9,566,661 votes “For” and 602,918 votes were “Withheld.”

•	David A. Jonas received 9,490,841 votes “For” and 678,738 votes were “Withheld.”

•	Roger W. Schnobrich received 9,551,233 votes “For” and 618,346 votes were “Withheld.”

•	Benson Smith received 9,500,473 votes “For” and 669,106 votes were “Withheld.”
Item 5. Other Information
     On February 23, 2009, we entered into a $14,000,000 credit facility with UBS Financial. The credit facility consists of a revolving line of credit of up to $14,000,000 with interest accruing monthly at a floating rate based on the quoted one-month LIBOR rate plus 0.5%. Our obligations under the credit facility are payable on demand and are secured by our investments in marketable securities held at UBS.
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

ROCHESTER MEDICAL CORPORATION
Date: May 8, 2009	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: May 8, 2009	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.