Form 10-Q
period 2009-06-30
ROCHESTER MEDICAL CORPORATION
filed 2009-08-10
CIK 868368

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
12,075,367 Common Shares as of August 7, 2009

ROCHESTER MEDICAL CORPORATION
Report on Form 10-Q
for quarter ended
June 30, 2009

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	September 30,
	2009	2008

Assets:
Current assets:
Cash and cash equivalents	$5,342,272	$8,508,000
Marketable securities	29,660,699	28,493,648
Accounts receivable, net	6,000,332	6,009,023
Inventories, net	9,696,882	8,745,873
Prepaid expenses and other assets	892,629	1,110,291
Deferred income tax asset	1,561,510	1,143,931

Total current assets	53,154,324	54,010,766
Property and equipment:
Land and buildings	7,838,840	7,696,076
Equipment and fixtures	16,738,720	16,086,643

	24,577,560	23,782,719
Less accumulated depreciation	(14,836,488)	(13,899,390)

Total property and equipment	9,741,072	9,883,329
Deferred income tax asset	955,769	831,299
Goodwill	4,779,846	5,169,661
Finite life intangibles, net	6,438,701	7,087,571

Total assets	$75,069,712	$76,982,626

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,605,780	$2,127,470
Accrued compensation	1,078,311	915,661
Accrued expenses	257,141	254,993
Current maturities of long-term debt	2,925,566	1,940,292

Total current liabilities	5,866,798	5,238,416
Long-term liabilities:
Other long-term liabilities	288,435	239,496
Long-term debt, less current maturities	1,002,344	3,806,185

Total long-term liabilities	1,290,779	4,045,681
Shareholders’ equity:
Common shares, no par value:
Authorized — 40,000,000
Issued and outstanding shares (12,045,367 — June 30, 2009; 11,936,586 — September 30, 2008)	55,623,287	54,223,669
Retained earnings	15,061,468	14,723,541
Accumulated other comprehensive loss	(2,772,620)	(1,248,681)

Total shareholders’ equity	67,912,135	67,698,529

Total liabilities and shareholders’ equity	$75,069,712	$76,982,626

Note — The Balance Sheet at September 30, 2008 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$8,908,416	$8,241,232	$25,789,530	$25,679,758
Cost of sales	4,724,893	4,568,736	13,266,735	13,594,196

Gross profit	4,183,523	3,672,496	12,522,795	12,085,562

Operating expenses:
Marketing and selling	2,541,552	2,349,911	7,555,936	6,954,582
Research and development	352,248	202,092	969,011	735,292
General and administrative	1,451,041	1,578,410	4,574,296	5,210,295

Total operating expenses	4,344,841	4,130,413	13,099,243	12,900,169

Loss from operations	(161,318)	(457,917)	(576,448)	(814,607)

Other income (expense):
Interest income	39,964	232,705	241,490	1,041,692
Interest expense	(54,586)	(116,563)	(218,714)	(394,887)
Other income	—	—	1,200,442	—

Net income (loss) before income taxes	(175,940)	(341,775)	646,770	(167,802)

Income tax expense (benefit)	(99,040)	(654,023)	308,843	(584,746)

Net income (loss)	$(76,900)	$312,248	$337,927	$416,944

Net income (loss) per share — basic	$(0.01)	$0.03	$0.03	$0.04
Net income (loss) per share — diluted	$(0.01)	$0.02	$0.03	$0.03

Weighted average number of common shares outstanding — basic	12,025,966	11,832,240	12,029,629	11,794,733
Weighted average number of common shares outstanding — diluted	12,025,966	12,550,317	12,637,414	12,561,535
The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 30,
	2009	2008
Operating activities:
Net income	$337,927	$416,944

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	944,464	884,333
Amortization	516,750	541,108
Stock based compensation	1,035,277	1,081,062
Deferred income tax	(291,616)	(442,238)
Federal tax benefit of stock options exercised	—	212,812
Changes in operating assets and liabilities:
Accounts receivable	(184,327)	187,208
Inventories	(956,548)	(198,275)
Other current assets	209,291	(604,229)
Accounts payable	(488,633)	1,120,060
Income tax payable	76,513	(2,405,683)
Other current liabilities	206,304	(172,109)

Net cash provided by operating activities	1,405,402	620,993

Investing activities:
Capital expenditures	(904,101)	(1,112,494)
Patents	(28,321)	(15,566)
Purchases of marketable securities	(55,249,800)	(51,025,697)
Sales and maturities of marketable securities	53,975,820	52,516,875

Net cash (used in) provided by investing activities	(2,206,402)	363,118

Financing activities:
Increase in short-term debt	2,000,000	—
Payments on long-term debt	(3,818,567)	(1,677,978)
Repurchase of common stock	(1,058,041)	—
Excess tax benefit from exercises of stock options	528,928	959,523
Proceeds from issuance of common stock	893,464	861,533

Net cash (used in) provided by financing activities	(1,454,216)	143,078

Effect of exchange rate on cash	(910,512)	(74,851)

Increase (decrease) in cash and cash equivalents	(3,165,728)	1,052,338

Cash and cash equivalents at beginning of period	8,508,000	6,671,356

Cash and cash equivalents at end of period	$5,342,272	$7,723,694

Supplemental Cash Flow Information
Interest paid	$254,191	$138,586
Taxes paid	$313,640	$1,155,209
The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
Note A — Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements as of September 30, 2008 and the unaudited June 30, 2009 and 2008 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2008. In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements. Operating results for the nine-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.
Note B — Net Income (Loss) Per Share
          Net income (loss) per share is calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share. The Company’s basic net income (loss)  per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. Diluted net loss per share is computed without consideration for any dilutive securities. A reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(76,900)	$312,248	$337,927	$416,944

Denominator:
Basic net income (loss) per share-weighted average shares outstanding	12,025,966	11,832,240	12,029,629	11,794,733
Effect of dilutive stock options	—	718,077	607,785	766,802

Diluted net income (loss) per share-weighted average shares outstanding	12,025,966	12,550,317	12,637,414	12,561,535

Basic net income (loss) per share	$(0.01)	$0.03	$0.03	$0.04

Diluted net income (loss) per share	$(0.01)	$0.02	$0.03	$0.03

          Employee stock options of 270,000 and 291,250 for the third quarter of fiscal years 2009 and 2008 and 270,000 and 11,250 for the nine months ended June 30, 2009 and 2008 respectively, have been excluded from the diluted net income (loss) per share calculation because their exercise prices were greater than the average market price of the Company’s common shares and their effect would have been antidilutive. Due to the net loss in the third quarter ended June 30, 2009, diluted shares were the same as basic shares since the effect of the options would have been anti-dilutive.

Note C — Stock Based Compensation
          The Company has three stock option plans under which options have been granted to employees, including officers and directors of the Company, at a price not less than the fair market value of the Company’s common shares at the date the options were granted. Options under the 1991 Stock Option Plan are no longer granted because the 10-year granting period has expired. The granting period for the 2001 Stock Incentive Plan expires in 2011. Under the 1995 Non-Statutory Stock Option Plan, options also may be granted to certain non-employees at a price not less than the fair market value of the Company’s common shares at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of the Board of Directors of the Company that administers the plans. Options granted under the 1991, 1995 and 2001 Plans generally vest over four years from the date of grant.
          The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period. The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). The Company recorded approximately $293,000 ($193,000 net of tax) and $1,035,000 ($683,000 net of tax) of related stock-based compensation expense for the quarter and nine months ended June 30, 2009, and approximately $295,000 ($195,000 net of tax) and $1,081,000 ($713,000 net of tax) of related stock-based compensation expense for the quarter and nine months ended June 30, 2008. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 and $0.02 for the three months ended June 30, 2009 and 2008, respectively, and $0.06 and $0.06 for the nine months ended June 30, 2009 and 2008, respectively.
          As of June 30, 2009, the Company has $1,597,483 of unrecognized compensation costs related to non-vested awards that is expected to be recognized over a weighted average period of approximately fourteen months.
Stock Options
          No stock options were granted in the third quarter of fiscal 2009 or 2008.
          The following table represents stock option activity for the three months ended June 30, 2009:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	1,702,450	$7.14	5.83 Yrs
Granted	—	—
Exercised	(39,500)	5.23
Canceled	(11,250)	12.14

Outstanding options at end of period	1,651,700	$7.15	5.75 Yrs.

Outstanding options exercisable at end of period	1,219,075	$6.11	4.75 Yrs.

          Shares available for future stock option grants to employees and directors under existing plans were 134,500 at June 30, 2009. At June 30, 2009, the aggregate intrinsic value of options outstanding was $10,348,489, and the aggregate intrinsic value of options exercisable was $8,892,756. Total intrinsic value of options exercised was $301,898 for the three months ended June 30, 2009.
Note D — Marketable Securities
          As of June 30, 2009, the Company had $29.7 million invested in marketable securities. The marketable securities primarily consist of $27.1 million invested in U.S. treasury bills and $2.6 million invested in a mutual fund. The Company is currently reporting an unrealized loss of $743,647 related to the mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. The Company considers the current impairment in value to be temporary as it has the intent and ability to hold this investment long enough to avoid realizing any significant losses.

          Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. The cost and fair value of available-for-sale securities were as follows:

		Unrealized
	Cost	Loss	Fair Value
June 30, 2009	$30,404,346	$(743,647)	$29,660,699
September 30, 2008	$28,915,366	$(421,718)	$28,493,648
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
          The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The Company has determined that the values given to its marketable securities and the values used in its goodwill impairment testing are appropriate and are based on using level 1 inputs.
Note E — Inventories
          Inventories consist of the following:

	June 30,	September 30,
	2009	2008
Raw materials	$2,117,951	$2,274,199
Work-in-process	3,626,561	3,375,796
Finished goods	4,069,989	3,217,830
Reserve for inventory obsolescence	(117,619)	(121,952)

	$9,696,882	$8,745,873

Note F — Income Taxes
          On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance. No valuation allowance has been recorded against the net deferred tax assets in 2009 or 2008 because there is sufficient future projected income as well as excess income from 2007 and 2008 to maintain that the deferred tax assets will more likely than not be able to be utilized. For the quarter ended June 30, 2009, the Company had an effective income tax rate of 47.74%. The tax rate is in line with the Company’s expectation due to the increased volume of incentive stock option activity, of which the book expense is a permanent add-back item for tax purposes. In future periods, absent of true-up entries, the Company expects the effective tax rate on U.S. income to be in the range of 40-42%, and the effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations and UK operation profitability.

          The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 (“FIN 48”) on October 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, October 1, 2007, the Company did not have a material liability under FIN 48 for unrecognized tax benefits. Since adoption, the Company has recognized an approximately $288,000 increase in liability for unrecognized tax benefits.
          It is the Company’s practice to recognize penalties and/or interest to income tax matters in income tax expense. As of June 30, 2009, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.
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
Note G — Goodwill and Other Intangible Assets
          The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired as prescribed by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under this standard, goodwill and intangibles with indefinite useful lives are not amortized. SFAS 142 also requires, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. The Company tests annually for impairment on June 30th of each fiscal year or more frequently if events and circumstances indicate that the asset might be impaired. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company performed annual goodwill impairment testing by comparing the market value of the Company’s assets at June 30, 2009 to the net book value of our equity, and concluded that the goodwill was not impaired. The decrease in value of goodwill as of June 30, 2009 is strictly related to the change in foreign currency exchange rates in the United Kingdom.
Note H — Comprehensive Income (Loss)
          Comprehensive income (loss) includes net income and all other nonowner changes in shareholders’ equity during a period. The comprehensive income (loss) for the three and nine months ended June 30, 2009 and 2008 consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(76,900)	$312,248	$337,927	$416,944
Foreign currency adjustment	2,175,107	(217,624)	(1,417,011)	(135,806)
Unrealized (loss) gain on securities held	280,852	153,452	(106,928)	(230,493)

Comprehensive income (loss)	$2,379,059	$248,076	$(1,186,012)	$50,645

Note I — Line of Credit and Long-Term Debt
          In June 2006, in conjunction with an asset purchase agreement with Coloplast A/S, the Company entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing and payable in five equal annual installments of $1,068,000 payable annually on June 2. The Company discounted the note at 6.90% which reflected the Company’s cost of borrowing at the date of the purchase agreement and the discount is being amortized over the life of the note. The discounted liability balance was $1,927,910 at June 30, 2009.
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
          In February 2009, the Company entered into a $14,000,000 credit facility with UBS Financial. The credit facility consists of a revolving line of credit of up to $14,000,000 with interest accruing monthly at a floating rate based on the quoted one-month LIBOR rate plus 0.50%. As of June 30, 2009, the Company had an outstanding balance of $2,000,000 under the revolving line of credit. The Company’s obligations under the credit facility are payable on demand and are secured by its investments in marketable securities held at UBS.
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
Note K — Share Repurchase Program
          On March 3, 2009, the Company announced its intention to repurchase some of its outstanding common shares pursuant to its previously authorized share repurchase program. Up to 2,000,000 shares may be repurchased from time to time on the open market, or pursuant to negotiated or block transactions, in accordance with applicable Securities and Exchange Commission regulations. During the three months ended June 30, 2009, no shares were repurchased. As of June 30, 2009, there remained 1,847,347 shares that may be purchased under the program.

Note L — Recently Issued Accounting Standards
          In December 2007, the FASB issued SFAS No.141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is required to adopt SFAS 141(R) for all business combinations for which the acquisition date is on or after October 1, 2009. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.
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
          In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The portion of SFAS No. 157 that has been deferred by FSP FAS 157-2 became effective for the Company in the second fiscal quarter of fiscal year 2009. The adoption of FSP FAS 157-2 did not have a material impact on the Company’s consolidated financial statements.
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
          In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information and annual reporting periods. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has included the required disclosures in its interim financial statements for the quarter ending June 30, 2009.
          In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for its quarter ending June 30, 2009, with no material impact on the consolidated financial statements.
          In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. SFAS 165 is not expected to significantly change practice because its guidance is similar to that in U.S. auditing literature, which the Company relied on previously for guidance on assessing and disclosing subsequent events. SFAS 165 is effective for the Company for interim periods and fiscal years beginning June 30, 2009. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 8, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.
          In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (“SFAS 168”), which establishes the FASB’s Accounting Standards Codification as the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretative releases, which are also authoritative for SEC registrants. As a result, SFAS 168 replaces SFAS 162 to make all of the Codification content carry the same level of authority. The Company is currently evaluating the impact of SFAS 168, but does not expect it to have a material impact on its consolidated financial statements.
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
          For fiscal 2009, we increased our investment in our sales and marketing programs, primarily through cash generated from current operations, to support branded sales growth in the U.S. and Europe. Our advanced products will eventually contribute a higher profit margin than our base products, and our Rochester Medical branded products contribute a higher profit margin than private label sales, particularly branded sales in the United Kingdom and elsewhere in Europe. Increasing our percentage of sales of branded products versus private label sales over time will have a positive impact on our gross margin. Branded sales accounted for 65% of total sales for the quarter ended June 30, 2009, and 65% of total sales year to date, compared to 73% for the quarter ended June 30, 2008 and 68% for the same period last year. Advanced products accounted for 14% of total sales for the quarter ended June 30, 2009, and 14% of total sales year to date, compared to 13% for the quarter ended June 30, 2008 and 12% for the same period last year.
          The following discussion pertains to our results of operations and financial position for the quarters and nine month periods ended June 30, 2009 and 2008. Results of the periods are not necessarily indicative of the results to be expected for the complete year. For the third quarter ended June 30, 2009, we reported a net loss of $0.01 per diluted share, compared to a net income of $0.02 per diluted share for the same period last year. Loss from operations was $161,000 for the quarter ended June 30, 2009 compared to a loss of $458,000 for the quarter ended June 30, 2008, with a net loss of $77,000 for the quarter ended June 30, 2009 compared to net income of $312,000 for the same period last year.
          As of June 30, 2009, we had $5.3 million in cash and cash equivalents, and $29.7 million invested in marketable securities. The marketable securities primarily consist of $27.1 million invested in U.S. treasury bills and $2.6 million invested in a mutual fund. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative and are intended to reduce the risk of loss or any material impact on our financial condition. We are currently reporting an unrealized loss $743,647 related to the mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. We consider this unrealized loss temporary as we have the intent and ability to hold this investment long enough to avoid realizing any significant losses.
Results of Operations
          The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Sales	100%	100%	100%	100%
Cost of Sales	53%	55%	51%	53%

Gross Margin	47%	45%	49%	47%

Operating Expenses:
Marketing and Selling	29%	29%	29%	27%
Research and Development	4%	2%	4%	3%
General and Administrative	16%	19%	18%	20%

Total Operating Expenses	49%	50%	51%	50%

Loss from Operations	(2)%	(6)%	(2)%	(3)%
Interest Income (Expense), Net	0%	2%	0%	2%
Other Income, Net	0%	0%	5%	0%

Net Income (Loss) before Taxes	(2)%	(4)%	3%	(1)%

Income Tax (Expense) Benefit	0%	(8)%	(1)%	(2)%

Net Income (Loss) after Taxes	(1)%	4%	1%	2%

          The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical® branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	Fiscal Quarter Ended June 30,
	2009			2008
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$2,075	$1,034	$3,109	$1,605	$474	$2,079
Advanced products	44	—	44	144	—	144

Total private label sales	2,119	1,034	3,153	1,749	474	2,223

Branded sales:
Base products	1,036	3,544	4,580	930	4,148	5,078
Advanced products	772	403	1,175	677	263	940

Total branded sales	1,808	3,947	5,755	1,607	4,411	6,018

Total net sales:	$3,927	$4,981	$8,908	$3,356	$4,885	$8,241

	Fiscal Year to Date Ended June 30,
	2009			2008
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$5,280	$3,282	$8,562	$5,028	$2,358	$7,386
Advanced products	399	—	399	749	—	749

Total private label sales	5,679	3,282	8,961	5,777	2,358	8,135

Branded sales:
Base products	2,963	10,665	13,628	2,927	12,207	15,134
Advanced products	2,114	1,086	3,200	1,880	531	2,411

Total branded sales	5,077	11,751	16,828	4,807	12,738	17,545

Total net sales:	$10,756	$15,033	$25,789	$10,584	$15,096	$25,680

Three Month and Nine Month Periods Ended June 30, 2009 and June 30, 2008
          Net Sales. Net sales for the third quarter of fiscal 2009 increased 8% to $8,908,000 from $8,241,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in sales of private label products, higher sales of branded products domestically and increased branded sales internationally outside of the U.K. offset by a decrease in branded sales in the U.K. Domestic sales of branded products increased by 12.5% for the quarter compared to the same period last year. Our international branded sales decreased 10.5% compared to the same period last year, primarily as a result of the change in foreign currency exchange rates in the United Kingdom as the U.S. dollar was significantly stronger versus the pound sterling, thereby affecting total branded sales given the significant volume of our branded product sales in the United Kingdom. Private label sales were up 42% from last year, which management believes is the result of the timing of orders from large private label customers. Private label sales accounted for approximately 35% of total sales. Management continues to focus on growth in branded sales, and total branded sales volumes of intermittent catheters and Foley catheters increased for the third quarter compared to last fiscal year. In line with our strategic decision to increase investments in sales and marketing to drive growth in branded sales, we have initiated direct sales efforts into Japan and mainland Europe.
          Net sales for the nine months ended June 30, 2009 increased slightly to $25,789,000 from $25,680,000 for the comparable nine-month period of last fiscal year. The increase in sales primarily resulted from an increase in domestic private label sales and increased sales of private label products internationally and branded sales internationally outside of the U.K., offset by a decrease in branded sales in the U.K. as a result of the change in the foreign currency exchange rate in the United Kingdom of the pound sterling to the U.S. dollar from last year. Sales of branded products domestically increased 5.6% compared to the same period last year.
          Gross Margin. Our gross margin as a percentage of net sales for the third quarter of fiscal 2009 was 47% compared to 45% for the comparable quarter of last fiscal year. The increase in gross margin this quarter was primarily due to increased sales of higher margin product, including male external catheters and script easy in the U.K. and other international markets, and favorable manufacturing variances and efficiencies, partially offset by the change in the foreign currency exchange rate in the United Kingdom of the pound sterling to the U.S. dollar and increased medical claim costs. Gross margin for the nine months ended June 30, 2009 increased slightly to 49% from 47%. Factors affecting the comparative nine month gross margin are generally consistent with those discussed above for the current quarter.
          Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the third quarter of fiscal 2009 increased 8% to $2,542,000 from $2,350,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to increased sales personnel and related expenses incurred through the addition of sales and marketing staff in both our U.S. and U.K. operations, and increased advertising expense related to marketing in the U.K. and the U.S. of our Magic 3 intermittent catheter and preparation for our advanced Strata Foley catheter launch, partially offset by the change in the foreign currency exchange rate in the United Kingdom of the pound sterling to the U.S. dollar from last year. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended June 30, 2009 and 2008 was 29% and 29%, respectively.

          Marketing and selling expense for the nine months ended June 30, 2009 increased 9% to $7,556,000 from $6,955,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.
          Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense for the third quarter of fiscal 2009 increased 74% to $352,000 from $202,000 for the comparable quarter of last fiscal year. The increase in research and development expense relates primarily to increased expenses related to testing and development of new and enhanced products as we developed both our Magic3 intermittent technology and our Strata foley technology this year. Research and development expense as a percentage of net sales for the fiscal quarters ended June 30, 2009 and 2008 was 4% and 2%, respectively.
          Research and development expense for the nine months ended June 30, 2009 increased 32% to $969,000 from $735,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.
          General and Administrative. General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel and accounting advisors. General and administrative expense for the third quarter of fiscal 2009 decreased 8% to $1,451,000 from $1,578,000 for the comparable quarter of last fiscal year. The decrease in general and administrative expense is primarily related to decreased legal fees, audit related expenses and the change in the foreign currency exchange rate in the United Kingdom of the pound sterling to the U.S. dollar from last year. General and administrative expense as a percentage of net sales for the fiscal quarters ended June 30, 2009 and 2008 was 16% and 19%, respectively.
          General and administrative expense for the nine months ended June 30, 2009 decreased 12% to $4,574,000 from $5,210,000 for the comparable nine-month period of last fiscal year. The decrease in general and administrative expenses for the nine month period primarily reflects a decrease in legal and audit fees from the prior year.
          Interest Income. Interest income for the third quarter of fiscal 2009 decreased 83% to $40,000 from $233,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects significantly lower interest rates on investments.
          Interest income for the nine months ended June 30, 2009 decreased 77% to $241,000 from $1,042,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month interest income are generally consistent with those discussed above for the current quarter.
          Interest Expense. Interest expense for the third quarter of fiscal 2009 decreased $62,000 to $55,000 from the comparable quarter of last fiscal year. The decrease in interest expense reflects lower amounts of debt as a result of quarterly debt payments and a lower effective interest rate on our debt.
          Interest expense for the nine months ended June 30, 2009 decreased $176,000 to $219,000 from $395,000 for the comparable nine-month period of last fiscal year. The decrease in interest expenses for the nine month period are generally consistent with those discussed above for the current quarter.
          Income Taxes. For the quarter ended June 30, 2009, we had an effective income tax rate of approximately 47.7%. The tax rate is in line with our expectation due to the volume of incentive stock option activity, of which the book expense is a permanent add-back item for tax purposes and increased our effective tax rate by 15% for the quarter. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate in the range of 40 — 42% for U.S. income. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations and U.K. operation profitability.

Liquidity and Capital Resources
          Our cash, cash equivalents and marketable securities were $35 million at June 30, 2009 compared to $37 million at September 30, 2008. The decrease in cash primarily resulted from capital expenditures, repayment of long-term debt and the repurchase of common shares offset by cash provided from operations, borrowing on our new credit facility and the sale of common shares upon exercise of options. As of June 30, 2009, we had $29.7 million invested in marketable securities as a result of the cash settlements received from lawsuits. The marketable securities primarily consist of $27.1 million invested in U.S. treasury bills and $2.6 million invested in a mutual fund. We are currently reporting an unrealized loss $743,647 related to the mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. We consider this unrealized loss temporary as we have the intent and ability to hold this investment long enough to avoid realizing any significant losses.
          During the nine-month period ended June 30, 2009, we generated $1,405,000 of cash from operating activities compared to $621,000 of cash provided by operations during the comparable period of the prior fiscal year. Increased net cash from operating activities in the first nine months of fiscal 2009 primarily reflects net income before depreciation and decreases in other current assets and increases in other current liabilities, offset by increases in inventories and decreases in accounts payable. Accounts receivable balances during this period decreased 3% or $184,000, primarily due to increased collections. Inventories increased 11% or $957,000, as we built up inventories in anticipation of our launch of our Magic 3 intermittent catheter and our advanced Strata Foley catheter. Accounts payable decreased 23% or $489,000, primarily reflecting timing of expenses. Other current liabilities increased 18% or $206,000, primarily reflecting payments of annual executive bonuses offset by timing of normal operating accruals. In addition, capital expenditures during this period were $904,000 compared to $1,112,000 for the comparable period last year.
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
          In February 2009, we entered into a $14,000,000 credit facility with UBS Financial. The credit facility consists of a revolving line of credit of up to $14,000,000 with interest accruing monthly at a floating rate based on the quoted one-month LIBOR rate plus 0.50%. As of June 30, 2009, we had an outstanding balance of $2,000,000 under the revolving line of credit. Our obligations under the credit facility are payable on demand and are secured by our investments in marketable securities held at UBS.
          We believe that our capital resources on hand at June 30, 2009, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in United States dollars and pound sterling. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative in light of current economic conditions, and include primarily U.S. treasury bills to reduce the risk of loss or any material impact on our financial condition. Our revolving line of credit bears interest at a floating rate based on the quoted one-month LIBOR rate plus 0.50%. As of June 30, 2009, our revolving line of credit had a balance of $2,000,000.
          In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-United States currency transactions. Sales through our subsidiary, Rochester Medical, Ltd., are denominated in pound sterling, and fluctuations in the rate of exchange between the U.S. dollar and the pound sterling could adversely affect our financial results.
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

PART II. OTHER INFORMATION
Item 6. Exhibits

3.1	Amended and Restated Bylaws of Rochester Medical Corporation, as amended through June 9, 2009 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on form 8-K filed June 12, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION
Date: August 10, 2009	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: August 10, 2009	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS
Exhibit

3.1	Amended and Restated Bylaws of Rochester Medical Corporation, as amended through June 9, 2009 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on form 8-K filed June 12, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.