Form 10-Q
period 2009-12-31
ROCHESTER MEDICAL CORPORATION
filed 2010-02-09
CIK 868368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
12,195,367 Common Shares as of February 5, 2010.

ROCHESTER MEDICAL CORPORATION
Report on Form 10-Q
for quarter ended
December 31, 2009

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
Assets:
Current assets:
Cash and cash equivalents	$5,816,151	$6,365,584
Marketable securities	30,455,507	29,896,740
Accounts receivable, net	6,517,646	6,418,656
Inventories, net	9,253,262	9,710,234
Prepaid expenses and other current assets	1,472,710	1,076,183
Deferred income tax asset	1,140,375	1,153,964

Total current assets	54,655,651	54,621,361
Property, plant and equipment:
Land and buildings	8,000,366	7,847,888
Equipment and fixtures	17,252,200	16,954,719

	25,252,566	24,802,607
Less accumulated depreciation	(15,469,185)	(15,118,799)

Total property, plant and equipment	9,783,381	9,683,808
Deferred income tax asset	839,936	768,874
Goodwill	4,691,458	4,648,165
Finite life intangibles, net	6,101,939	6,242,759

Total assets	$76,072,365	$75,964,967

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,699,206	$1,755,472
Accrued compensation	607,734	1,176,949
Accrued expenses	493,837	350,403
Current maturities of long-term debt	3,066,201	2,786,622

Total current liabilities	5,866,978	6,069,446
Long-term liabilities:
Other long term liabilities	62,424	55,889
Long-term debt, less current maturities	1,040,156	1,019,735

Total long-term liabilities	1,102,580	1,075,624
Shareholders’ equity:
Common stock, no par value:
Authorized — 40,000,000
Issued and outstanding shares (12,192,867 — December 31, 2009; 12,190,367 — September 30, 2009)	57,143,770	56,840,856
Retained earnings	14,663,055	14,832,213
Accumulated other comprehensive loss	(2,704,018)	(2,853,172)

Total shareholders’ equity	69,102,807	68,819,897

Total liabilities and shareholders’ equity	$76,072,365	$75,964,967

Note — The Balance Sheet at September 30, 2009 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	December 31,
	2009	2008

Net sales	$10,231,812	$8,436,084
Cost of sales	5,618,704	4,511,171

Gross profit	4,613,108	3,924,913

Operating expenses:
Marketing and selling	2,777,317	2,566,262
Research and development	443,028	317,660
General and administrative	1,690,747	1,365,757

Total operating expenses	4,911,092	4,249,679

Loss from operations	(297,984)	(324,766)

Other income (expense):
Interest income	29,009	167,272
Interest expense	(41,118)	(83,774)
Other income	—	200,442

Net loss before income taxes	(310,093)	(40,826)

Income tax (benefit)	(140,935)	(94,451)

Net income (loss)	$(169,158)	$53,625

Net income (loss) per common share — basic	$(0.01)	$0.00
Net income (loss) per common share — diluted	$(0.01)	$0.00

Weighted average number of common shares outstanding — basic	12,191,590	11,980,875
Weighted average number of common shares outstanding — diluted	12,191,590	12,697,645
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 31,
	2009	2008
Operating activities:
Net income (loss)	$(169,158)	$53,625

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	348,875	306,516
Amortization	173,915	172,936
Stock based compensation	285,164	264,532
Deferred income tax	(63,992)	(353,960)
Changes in operating assets and liabilities:
Accounts receivable	(68,417)	925,997
Inventories	489,753	(184,752)
Other current assets	(397,098)	(17,764)
Accounts payable	(62,014)	(572,870)
Income tax payable	130,625	25,085
Other current liabilities	(550,165)	(149,936)

Net cash provided by operating activities	117,488	469,409

Investing activities:
Purchase of property, plant and equipment	(437,134)	(498,463)
Patents	(16,646)	(19,414)
Purchases of marketable securities	(39,215,744)	(23,630,806)
Sales and maturities of marketable securities	38,677,771	25,805,997

Net cash provided by (used in) investing activities	(991,753)	1,657,314

Financing activities:
Payments on long-term debt	—	(261,789)
Proceeds from long-term debt	300,000	—
Excess tax benefit from exercises of stock options	6,188	380,717
Proceeds from the issuance of common stock	11,563	349,670

Net cash provided by financing activities	317,751	468,598

Effect of exchange rate on cash and cash equivalents	7,081	(856,291)

Increase (decrease) in cash and cash equivalents	(549,433)	1,739,030

Cash and cash equivalents at beginning of period	6,365,584	8,508,000

Cash and cash equivalents at end of period	$5,816,151	$10,247,030

Supplemental Cash Flow Information
Interest paid	$—	$22,461
Income taxes paid	$261,243	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2009
Note A — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements as of September 30, 2009 and the unaudited December 31, 2009 and 2008 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2009. In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.
Note B — Net Income (Loss) Per Share
     Net income (loss) per common share is calculated in accordance with Accounting Standards Codification (ASC) 260, Earnings Per Share. The Company’s basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. For periods of net loss, diluted net loss per common share equals basic net loss per common share because common stock equivalents are not included in periods where there is a loss, as they are antidilutive. A reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation is as follows:

	Three Months Ended
	December 31,	December 31,
	2009	2008
Numerator:
Net income (loss)	$(169,158)	$53,625

Denominator:
Denominator for basic net income (loss) per share-weighted average shares outstanding	12,191,590	11,980,875
Effect of dilutive stock options	—	716,770

Denominator for diluted net income (loss) per share-weighted average shares outstanding	12,191,590	12,697,645

Basic net income (loss) per share	$(0.01)	$0.00

Diluted net income (loss) per share	$(0.01)	$0.00

     Employee stock options of 609,000 and 30,000 shares have been excluded from the diluted net income (loss) per share calculation for the first quarter of fiscal years 2010 and 2009, respectively, because their exercise prices were greater than the average market price of the Company’s common shares and their effect would have been antidilutive.

Note C — Stock Based Compensation
     The Rochester Medical Corporation 1991 Stock Option Plan authorized the issuance of up to 2,000,000 shares of Common Stock. Per the terms of the 1991 Stock Option Plan, as of April 20, 2001, no new stock options may be granted under the 1991 Stock Option Plan. As of December 31, 2009, 146,200 options remain outstanding under the 1991 Stock Option Plan.
     The 1995 Non-Statutory Stock Option Plan authorized the issuance of up to 100,000 shares of Common Stock. As of December 31, 2009, 88,000 shares remained available for issuance under the 1995 Non-Statutory Stock Option Plan, and there were no options outstanding under the plan. In conjunction with obtaining shareholder approval of the 2010 Stock Incentive Plan on January 28, 2010, no further awards will be made under the 1995 Non-Statutory Stock Option Plan.
     The 2001 Stock Incentive Plan authorized the issuance of up to 2,000,000 shares of Common Stock pursuant to grants of incentive stock options, non-qualified options or restricted stock. Per the terms of the 2001 Stock Incentive Plan, options may be granted with a term no longer than ten years. The vesting schedule and other terms for options and restricted stock granted under the 2001 Stock Incentive Plan is determined by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2009, 146,500 shares remained available for issuance under the 2001 Stock Incentive Plan, and there were 1,346,000 options outstanding under the plan. In conjunction with obtaining shareholder approval of the 2010 Stock Incentive Plan on January 28, 2010, no further awards will be made under the 2001 Stock Incentive Plan.
     On January 28, 2010, the Company’s shareholders approved the Rochester Medical Corporation 2010 Stock Incentive Plan. The 2010 Stock Incentive Plan authorizes the issuance of up to 1,000,000 shares of Common Stock pursuant to grants of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards. Per the terms of the 2010 Stock Incentive Plan, awards may be granted with a term no longer than ten years. The vesting schedule and other terms of the awards granted under the 2010 Stock Incentive Plan will be determined by the Compensation Committee of the Board of Directors at the time of grant.
     The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of ASC 718, Stock Compensation, under which prior periods are not retroactively revised. Estimated stock-based compensation expense for the non-vested portion of awards granted prior to the effective date is being recognized over the remaining service period using the compensation cost estimated for pro forma disclosures under ASC 718. The Company recorded approximately $285,000 and $265,000 of related stock-based compensation expense for the quarter ended December 31, 2009 and 2008, respectively. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 and $0.02 for the quarter ended December 31, 2009 and 2008, respectively.
     As of December 31, 2009, there is $1,017,376 of unrecognized compensation cost that is expected to be recognized over a weighted average period of approximately fourteen months.

Stock Options
     There were no options granted in the first quarter of fiscal 2010 and 5,000 options were granted in the first fiscal quarter of fiscal 2009. The Black-Scholes option pricing model was used to estimate the fair value of stock-based awards with the following weighted average assumptions for the first quarter of fiscal 2009.

	2010	2009

Dividend yield	NA	NA
Expected volatility	NA	50%
Risk-free interest rate	NA	2.94
Expected holding period (in years)	NA	9.44
Weighted-average grant-date fair value	NA	$7.63
     The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the Company’s stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.
     The following table represents stock option activity for the three months ended December 31, 2009:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	1,494,700	$7.21	5.74 Yrs
Granted	—	—
Exercised	(2,500)	4.63
Canceled	—	—

Outstanding options at end of period	1,492,200	$7.21	5.49 Yrs.

Outstanding exercisable at end of period	1,098,825	$6.26	4.53 Yrs.

     At December 31, 2009, the aggregate intrinsic value of options outstanding was $6,228,384, and the aggregate intrinsic value of options exercisable was $5,632,924. Total intrinsic value of options exercised was $17,038 for the three months ended December 31, 2009. Effective with the approval of the 2010 Stock Incentive Plan by the shareholders on January 28, 2010, the Company has 1,000,000 shares available for grant.
Note D — Marketable Securities
     As of December 31, 2009, the Company has $30.5 million invested in high quality, investment grade debt securities, primarily consisting of $27.6 million invested in U.S. treasury bills and CDs and $2.9 million invested in a mutual fund investment. The Company is currently reporting an unrealized loss of $523,488 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. The Company considers this unrealized loss temporary as it has the intent and ability to hold this investment long enough to avoid realizing any significant loss.
     Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. The cost and fair value of available-for-sale securities were as follows:

		Unrealized
	Cost	Loss	Fair Value
December 31, 2009	$30,978,995	$(523,488)	$30,455,507
September 30, 2009	$30,441,008	$(544,268)	$29,896,740

     Losses recognized are recorded in Other income (expense), in the consolidated statements of operations. Gains and losses from the sale of investments are calculated based on the specific identification method.
     Effective October 1, 2008, the Company adopted the accounting standards which are now part of ASC 820, Fair Value Measurements and Disclosures, for financial assets and liabilities that are re-measured and reported at fair value at each reporting period. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that fair value measurements be classified and disclosed using one of the following three categories:
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
Note E — Inventories
     Inventories consist of the following:

	December 31,	September 30,
	2009	2009
Raw materials	$2,076,559	$1,983,279
Work-in-process	3,325,178	3,863,824
Finished goods	3,974,654	3,989,555
Reserve for inventory obsolescence	(123,129)	(126,424)

	$9,253,262	$9,710,234

Note F — Income Taxes
     On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance. No valuation allowance has been recorded against the net deferred tax assets in 2010 or 2009 because there is sufficient future projected income. For the quarter ended December 31, 2009, the Company had an effective income tax rate of 45.3%. The variation of income tax rate from the federal income tax rate of 35% is due to permanent adjustments for meals and entertainment expenses and incentive stock options, state taxes, foreign taxes and prepaid taxes on deferred intercompany profit. In future periods, the Company expects the effective tax rate on U.S. income to be in the range of 40-42%, and the effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations and UK operation profitability.
     The Company adopted accounting provisions that now form part of ASC 740, Income Taxes, and which clarify the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, October 1, 2007, the Company did not have a material liability for unrecognized tax benefits. As of December 31, 2009, the Company has recognized approximately $62,000 for unrecognized tax benefits. If the Company were to prevail on all unrecognized tax benefits recorded at December 31, 2009, the total gross unrecognized tax benefit totaling approximately $62,000 would benefit the Company’s effective tax rate.
     It is the Company’s practice to recognize penalties and/or interest to income tax matters in income tax expense. As of December 31, 2009, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.
     The Company is subject to income tax examinations from time to time in the U.S. Federal jurisdiction, as well as in the United Kingdom and various state jurisdictions. As of December 31, 2009, there are no income tax examinations taking place.
Note G — Goodwill and Other Intangible Assets
     The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired as prescribed by ASC 350, Goodwill and Other Intangible Assets. Under ASC 350, goodwill and intangibles with indefinite useful lives are not amortized. ASC 350 also requires, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. The Company tests annually for impairment on the anniversary date of the acquisition of the asset, which is currently on June 2nd of each fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. The recoverability of other long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company performed annual goodwill impairment testing by comparing the market value of the Company at June 2, 2009 to the net book value of its equity, and concluded that the goodwill was not impaired. The increase in value of goodwill as of December 31, 2009 is entirely related to the change in foreign currency exchange rates in the United Kingdom.
Note H — Comprehensive Loss
     Comprehensive loss includes net income (loss), changes in foreign currency translation, and changes in the unrealized gain (loss) on securities held. The comprehensive loss for the three months ended December 31, 2009 and 2008 consists of the following:

	Three Months Ended
	December 31,
	2009	2008
Net income (loss)	$(169,158)	$53,625
Foreign currency translation	135,920	(3,176,387)
Unrealized gain (loss) on securities held	13,234	(580,099)

Comprehensive loss	$(20,004)	$(3,702,861)

Note I — Line of Credit and Long-Term Debt
     In June 2006, in conjunction with an asset purchase agreement with Coloplast A/S, the Company entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing and payable in five equal annual installments of $1,068,000 payable annually on June 2. The Company discounted the note at 6.90% which reflected the Company’s cost of borrowing at the date of the purchase agreement and the discount is being amortized over the life of the note. The discounted liability balance was $2,004,271 at December 31, 2009.

     In February 2009, the Company entered into a $14,000,000 credit facility with UBS Financial (“UBS”). The credit facility consists of a revolving line of credit with interest accruing monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.25%. As of December 31, 2009, the Company has an outstanding balance of $2,188,948 under the revolving line of credit. The Company’s obligations under the credit facility are payable on demand and are secured by its investments in marketable securities held at UBS. On January 6, 2010, the aggregate funds available under the credit facility was increased to $25,000,000.
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
     In December 2007, the FASB issued new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Under the new standards, which are now part of ASC 810, Noncontrolling Interests in Consolidated Financial Statement, minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. ASC 810 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. The new standards are effective for fiscal years beginning on or after December 15, 2008, which for the Company is the first quarter of fiscal 2010. The adoption of ASC 810 did not have a material impact on the Company’s financial position or results of operations.
Note K — Subsequent Events
     The Company evaluated its December 31, 2009 financial statements for subsequent events through February 9, 2010, the date the financial statements were available to be issued. Subsequent to year end, the Company amended the credit facility with UBS to increase the availability to $25,000,000, and received shareholder approval of the 2010 Stock Incentive Plan at the Annual Meeting held on January 28, 2010; 1,000,000 shares may be issued under that Plan. The Company is not aware of any additional subsequent events which would require recognition or disclosure in the financial statements.
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
     For fiscal 2010, we intend to continue to increase our investment in our sales and marketing programs, primarily through cash generated from operations, to support Rochester Medical branded sales growth in the U.S. and Europe of our new and advanced products. Our advanced products will eventually contribute a higher profit margin than our base products, and our Rochester Medical branded products contribute a higher profit margin than private label sales, particularly branded sales in the United Kingdom and elsewhere in Europe. Increasing our percentage of sales of branded products versus private label sales over time will have a positive impact on our gross margin. Branded sales accounted for 66% of total sales for the quarter ended December 31, 2009, as well as for the comparable quarter last year. Advanced products accounted for 16% of total sales for the quarter ended December 31, 2009, compared to 14% for the quarter ended December 31, 2008.
     The following discussion pertains to our results of operations and financial position for the quarters ended December 31, 2009 and 2008. Results of the periods are not necessarily indicative of the results to be expected for the complete year. For the first quarter ended December 31, 2009, we reported a net loss of $169,000, compared to net income of $54,000 for the same period last year. Loss from operations was $298,000 for the quarter ended December 31, 2009 compared to a loss from operations of $325,000 for the quarter ended December 31, 2008.
     As of December 31, 2009, we had $5.8 million in cash and cash equivalents, and $30.5 million invested in marketable securities. The marketable securities consist of $27.6 million invested in U.S. treasury bills and CDs and $2.9 million invested in a mutual fund investment. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative and are intended to reduce the risk of loss or any material impact on our financial condition. We are currently reporting an unrealized loss $523,488 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. We consider this unrealized loss temporary as we have the intent and ability to hold this investment long enough to avoid realizing any significant loss.
Results of Operations
     The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended
	December 31,
	2009	2008
Net sales	100%	100%
Cost of sales	55%	53%

Gross margin	45%	47%

Operating expenses:
Marketing and selling	27%	30%
Research and development	4%	4%
General and administrative	17%	16%

Total operating expenses	48%	50%

Loss from operations	(3)%	(3)%
Interest income	0%	2%
Interest (expense)	(0)%	(1)%
Other income	0%	2%

Net income (loss) before taxes	(3)%	0%

Income tax expense (benefit)	(1)%	(1)%

Net income (loss) after taxes	(2)%	1%

     The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical® branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	Fiscal Quarter Ended December 31,
	2009			2008
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$2,306	$1,192	$3,498	$1,527	$1,101	$2,628
Advanced products	4	—	4	244	—	244

Total private label sales	2,310	1,192	3,502	1,771	1,101	2,872

Branded sales:
Base products	1,006	4,065	5,071	891	3,771	4,662
Advanced products	949	710	1,659	671	231	902

Total branded sales	1,955	4,775	6,730	1,562	4,002	5,564

Total net sales:	$4,265	$5,967	$10,232	$3,333	$5,103	$8,436

Three Month Periods Ended December 31, 2009 and December 31, 2008
     Net Sales. Net sales for the first quarter of fiscal 2010 increased 21% to $10,232,000 from $8,436,000 for the comparable quarter of last fiscal year. The sales increase resulted from an increase in both private label sales and branded sales. Domestic sales of branded products increased by 25% for the quarter compared to the same period last year. Our international branded sales increased 19% compared to the same period last year, with $107,000 of the increase being a result of the change in exchange rates in the United Kingdom as the U.S. dollar continued to weaken versus the pound sterling. Total branded sales volumes met management’s expectations, and management believes its strategic decision to increase investments in sales and marketing programs will continue to drive growth in branded sales, particularly our advanced intermittent and Foley products. Management continues to focus on growth in branded advanced products. Private label sales accounted for 34% of total sales for the quarter ended December 31, 2009. Private label sales increased 22% for the quarter compared to the same period last year.
     Gross Margin. Our gross margin as a percentage of net sales for the first quarter of fiscal 2010 was 45.1% compared to 46.5% for the comparable quarter of last fiscal year. The decrease in gross margin was primarily due to increased sales of lower margin product, particularly our new advanced intermittent catheters and our Foley catheters in kit and tray configurations. Management expects the sale of these products will continue to have a negative impact on margin until we are producing them at higher levels needed to achieve manufacturing efficiencies.
     Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the first quarter of fiscal 2010 increased 8% to $2,777,000 from $2,566,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to increased advertising expense of $80,000, increased sales and marketing personnel expenses of $67,000 and increases in travel expense of $33,000, as part of our strategic decision to increase investment in our sales and marketing programs. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended December 31, 2009 and 2008 was 27% and 30%, respectively.
     Research and Development. Research and development expense primarily includes internal labor costs, as well as expenses associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense for the first quarter of fiscal 2010 increased to $443,000 from $318,000 for the comparable quarter of last fiscal year. The increase in research and development expense relates primarily to increased project costs of $125,000 to develop and enhance new and existing products. Research and development expense as a percentage of net sales for each of the fiscal quarters ended December 31, 2009 and 2008 was 4%.
     General and Administrative. General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors, auditors and utilities. General and administrative expense for the first quarter of fiscal 2010 increased 24% to $1,691,000 from $1,366,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is primarily related to increases of $52,000 for audit related expenses and professional fees, $50,000 for personnel expenses, $46,000 for trademark registration fees, $42,000 for supplies, $39,000 for utilities expenses and $35,000 for project costs. General and administrative expense as a percentage of net sales for the fiscal quarters ended December 31, 2009 and 2008 was 17% and 16%, respectively.
     Interest Income. Interest income for the first quarter of fiscal 2010 decreased 83% to $29,000 from $167,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects significantly lower interest rates on investments and marketable securities.
     Interest Expense. Interest expense for the first quarter of fiscal 2010 decreased to $41,000 from $84,000 for the comparable quarter of last fiscal year. The decrease in interest expense reflects decreases in average debt outstanding during each of the quarters then ended and a decrease in interest rates.
     Other Income. There was no other income for the first quarter of fiscal 2010 compared to $200,000 for the comparable quarter of last fiscal year. The other income in fiscal 2009 reflected a one time payment from Coloplast A/S reimbursing us for lost profit per the terms of our June 2006 asset purchase.
     Income Taxes. Income taxes for the first quarter of fiscal 2010 was a benefit of $140,935 compared to a benefit of $94,451 for the comparable quarter of last year. The increase in tax benefit reflects the increase in net loss and the change in effective tax rate. For the quarter ended December 31, 2009, we had an effective income tax rate of approximately 45.3%. The variation of income tax rate from the federal income tax rate of 35% is due to permanent adjustments for meals and entertainment expenses and incentive stock options, state taxes, foreign taxes and prepaid taxes on deferred intercompany profit. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate in the range of 40-42% for U.S. income. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations and U.K. operation profitability.
Liquidity and Capital Resources
     Our cash, cash equivalents and marketable securities were $36.3 million at December 31, 2009 and September 30, 2009. The relatively stable cash position primarily resulted from cash provided by operations and financing activities offset by cash used for capital expenditures. As of December 31, 2009, we had $30.5 million invested in marketable securities.
     During the three-month period ended December 31, 2009, we generated $117,000 of cash provided by operating activities compared to $469,000 of cash provided by operations during the comparable period of the prior fiscal year. Net cash from operating activities in the first quarter of fiscal 2010 primarily reflects a net loss before depreciation, amortization, stock based compensation and decreases in inventories and increases in income taxes payable offset by increases in accounts receivable and other current assets and decreases in other current liabilities. Other current assets during this period increased 37% or $397,000, primarily as a result of prepaid insurance premiums and prepaid income taxes on intercompany profits. Inventories decreased 5%, or $490,000, primarily as a result of increased sales in the current quarter. Accounts payable increased 4%, or $62,000 primarily reflecting timing of expenses related to quarter end. Other current liabilities decreased 36%, or $550,000, primarily reflecting payments of annual executive bonuses. Income tax payable increased $130,000 in the current quarter. In addition, capital expenditures during this period were $437,000 compared to $498,000 for the comparable period last year.
     In June 2006, in conjunction with the asset purchase agreement with Coloplast, we entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing payable and due in five equal installments of $1,068,000 payable annually on June 2. We have discounted the note at 6.90% and reflect a net liability of $2,004,271 on our balance sheet as of December 31, 2009.
     In February 2009, we entered into a credit facility with UBS Financial. The credit facility consists of a revolving line of credit with interest accruing monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.25%. As of December 31, 2009, we had an outstanding balance of $2,188,948 under the revolving line of credit. Our obligations under the credit facility are payable on demand and are secured by our investments in marketable securities held at UBS. On January 6, 2010, the aggregate funds available under the credit facility was increased from $14,000,000 to $25,000,000.
     We believe that our capital resources on hand at December 31, 2009, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.
Cautionary Statement Regarding Forward Looking Information
     Statements other than historical information contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “predict,” “intend,” “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:
•	the uncertainty of market acceptance of new product introductions;

•	the uncertainty of gaining new strategic relationships;

•	the uncertainty of timing of revenues from private label sales (particularly with respect to international customers);

•	the uncertainty of successfully establishing our separate Rochester Medical brand identity;

•	the uncertainty of successfully growing our U.K. operations;

•	the risks associated with operating an international business, including the impact of foreign currency exchange rate fluctuations;

•	FDA and other regulatory review and response times;

•	the securing of Group Purchasing Organization contract participation;

•	the uncertainty of gaining significant sales from secured GPO contracts;

•	the impact of continued healthcare cost containment;

•	new laws related to healthcare availability, healthcare reform, payment for healthcare products and services or the marketing and distribution of products, including legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other U.S. or international reimbursement systems;

•	changes in the tax or environmental laws or standards affecting our business;
and other risk factors listed from time to time in our SEC reports, including, without limitation, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in United States dollars and pound sterling. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative in light of current economic conditions, and include primarily U.S. treasury bills to reduce the risk of loss or any material impact on our financial condition. Our revolving line of credit bears interest at a floating rate based on the quoted one-month LIBOR rate plus 1.25%. As of December 31, 2009, we had an outstanding balance of $2,188,948 under the revolving line of credit.

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

PART II. OTHER INFORMATION
Item 6. Exhibits

10.1	The Company’s Fiscal 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on November 19, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION
Date: February 9, 2010	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: February 9, 2010	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS
Exhibit

10.1	The Company’s Fiscal 2010 Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on November 19, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.