Form 10-Q
period 2010-03-31
ROCHESTER MEDICAL CORPORATION
filed 2010-05-07
CIK 868368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
12,196,867 Common Shares as of May 5, 2010.

Table of Contents
ROCHESTER MEDICAL CORPORATION
Report on Form 10-Q
for quarter ended
March 31, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$3,847,848	$6,365,584
Marketable securities	31,943,237	29,896,740
Accounts receivable, net	7,364,565	6,418,656
Inventories, net	9,031,412	9,710,234
Prepaid expenses and other current assets	1,313,918	1,076,183
Deferred income tax asset	1,118,207	1,153,964

Total current assets	54,619,187	54,621,361
Property, plant and equipment:
Land and buildings	7,933,576	7,847,888
Equipment and fixtures	17,967,328	16,954,719

	25,900,904	24,802,607
Less accumulated depreciation	(15,789,832)	(15,118,799)

Total property, plant and equipment	10,111,072	9,683,808
Deferred income tax asset	1,003,902	768,874
Goodwill	4,407,481	4,648,165
Finite life intangibles, net	5,837,299	6,242,759

Total assets	$75,978,941	$75,964,967

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,199,712	$1,755,472
Accrued compensation	932,282	1,176,949
Accrued expenses	485,905	350,403
Current maturities of long-term debt	2,752,014	2,786,622

Total current liabilities	6,369,913	6,069,446
Long-term liabilities:
Other long-term liabilities	62,424	55,889
Long-term debt, less current maturities	1,056,526	1,019,735

Total long-term liabilities	1,118,950	1,075,624
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 40,000,000
Issued and outstanding shares (12,196,867 at – March 31, 2010; 12,190,367 at – September 30, 2009)	57,732,208	56,840,856
Retained earnings	14,311,648	14,832,213
Accumulated other comprehensive loss	(3,553,778)	(2,853,172)

Total shareholders’ equity	68,490,078	68,819,897

Total liabilities and shareholders’ equity	$75,978,941	$75,964,967

Note — The Balance Sheet information at September 30, 2009 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net sales	$9,845,480	$8,445,029	$20,077,292	$16,881,114
Cost of sales	5,186,396	4,030,671	10,805,100	8,541,842

Gross profit	4,659,084	4,414,358	9,272,192	8,339,272

Operating expenses:
Marketing and selling	2,871,675	2,448,122	5,648,992	5,014,384
Research and development	241,390	299,103	684,418	616,763
General and administrative	1,747,604	1,757,499	3,438,351	3,123,255

Total operating expenses	4,860,669	4,504,724	9,771,761	8,754,402

Loss from operations	(201,585)	(90,366)	(499,569)	(415,130)

Other income (expense):
Interest income	14,943	34,256	43,952	201,528
Interest expense	(39,435)	(80,354)	(80,553)	(164,128)
Other income	—	1,000,000	—	1,200,442

Net income (loss) before income taxes	(226,077)	863,536	(536,170)	822,712

Income tax expense (benefit)	125,339	502,334	(15,596)	407,883

Net income (loss)	$(351,416)	$361,202	$(520,574)	$414,829

Net income (loss) per share – basic	$(0.03)	$0.03	$(0.04)	$0.03
Net income (loss) per share – diluted	$(0.03)	$0.03	$(0.04)	$0.03

Weighted average number of common shares outstanding – basic	12,195,334	12,083,169	12,193,441	12,031,460
Weighted average number of common shares outstanding – diluted	12,195,334	12,671,119	12,193,441	12,663,538

The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 31,
	2010	2009
Operating activities:
Net income (loss)	$(520,574)	$414,829

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	683,127	619,833
Amortization	347,566	343,729
Stock based compensation	849,744	742,481
Deferred income tax	(254,671)	(667,660)
Changes in operating assets and liabilities:
Accounts receivable	(1,091,527)	142,309
Inventories	552,125	(534,729)
Other current assets	(247,146)	502,070
Accounts payable	466,047	(605,239)
Income tax payable	98,163	(147)
Other current liabilities	(187,449)	24,578

Net cash provided by operating activities	695,405	982,054

Investing activities:
Purchase of property, plant and equipment	(1,179,905)	(714,788)
Patents	(29,311)	(20,864)
Purchases of marketable securities	(40,869,539)	(28,107,348)
Sales and maturities of marketable securities	38,959,857	27,204,494

Net cash (used in) investing activities	(3,118,898)	(1,638,506)

Financing activities:
Proceeds from short-term debt	2,183	2,000,000
Payments on long-term debt	—	(2,949,548)
Repurchase of common stock	—	(1,058,041)
Excess tax benefit from exercises of stock options	20,609	514,528
Proceeds from issuance of common stock	21,017	686,881

Net cash provided by (used in) financing activities	43,809	(806,180)

Effect of exchange rate on cash and cash equivalents	(138,052)	(1,119,261)

Decrease in cash and cash equivalents	(2,517,736)	(2,581,892)

Cash and cash equivalents at beginning of period	6,365,584	8,508,000

Cash and cash equivalents at end of period	$3,847,848	$5,926,108

Supplemental Cash Flow Information
Interest paid	$—	$55,210
Income taxes paid	$264,743	$—
The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
Note A — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements as of September 30, 2009 and the unaudited March 31, 2010 and 2009 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2009. In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. Operating results for the six-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.
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

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(351,416)	$361,202	$(520,574)	$414,829

Denominator:
Denominator for basic net income (loss) per share- weighted average shares outstanding	12,195,334	12,083,169	12,193,441	12,031,460
Effect of dilutive stock options	—	587,950	—	632,078

Denominator for diluted net income (loss) per share- weighted average shares outstanding	12,195,334	12,671,119	12,193,441	12,663,538

Basic net income (loss) per share	$(0.03)	$0.03	$(0.04)	$0.03

Dilute net income (loss) per share	$(0.03)	$0.03	$(0.04)	$0.03

     Employee stock options to purchase 332,000 shares and 280,000 shares were excluded from the diluted net income (loss) per share calculation for the second quarter of fiscal 2009 and for the six months ended March 31, 2009, respectively, because their exercise prices were greater than the average market price of the Company’s common stock and their affect would have been antidilutive. For the quarter and six months ended March 31, 2010, diluted net loss per common share equals basic net loss per common share because common stock equivalents are not included in periods where there is a net loss, as they are antidilutive.
Note C — Stock Based Compensation
     The Rochester Medical Corporation 1991 Stock Option Plan authorized the issuance of up to 2,000,000 shares of common stock. Per the terms of the 1991 Stock Option Plan, as of April 20, 2001, no new stock options may be granted under the 1991 Stock Option Plan. As of March 31, 2010, 144,200 options remain outstanding under this plan.
     The 1995 Non-Statutory Stock Option Plan authorized the issuance of up to 100,000 shares of common stock. As of January 28, 2010, no new awards may be granted under the 1995 Non-Statutory Stock Option Plan. As of March 31, 2010, there were no options outstanding under this plan.
     The 2001 Stock Incentive Plan authorized the issuance of up to 2,000,000 shares of common stock pursuant to grants of incentive stock options, non-qualified options or restricted stock. As of January 28, 2010, no new awards may be granted under the 2001 Stock Incentive Plan. As of March 31, 2010, there were 1,344,000 options outstanding under this plan.
     On January 28, 2010, the Company’s shareholders approved the Rochester Medical Corporation 2010 Stock Incentive Plan. The 2010 Stock Incentive Plan authorizes the issuance of up to 1,000,000 shares of common stock pursuant to grants of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards. Per the terms of the 2010 Stock Incentive Plan, awards may be granted with a term no longer than ten years. The vesting schedule and other terms of the awards granted under the 2010 Stock Incentive Plan will be determined by the Compensation Committee of the Board of Directors at the time of the grant. As of March 31, 2010, 797,000 shares remained available for issuance under the 2010 Stock Incentive Plan, and there were 203,000 options outstanding under this plan.
     The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of ASC 718, Stock Compensation, under which prior periods are not retroactively revised. Estimated stock-based compensation expense for the non-vested portion of awards granted prior to the effective date is being recognized over the remaining service period using the compensation cost estimated for pro forma disclosures under ASC 718. The Company recorded approximately $565,000 ($362,000 net of tax) and $850,000 ($550,000 net of tax) of related stock-based compensation expense for the quarter and six months ended March 31, 2010 and approximately $478,000 ($354,000 net of tax) and $743,000 ($476,000 net of tax) of related stock-based compensation expense for the quarter and six months ended March 31, 2009. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.03 and $0.03 for the quarter ended March 31, 2010 and 2009, respectively, and $0.04 and $0.04 for the six months ended March 31, 2010 and 2009, respectively.
     As of March 31, 2010, there is $1,901,115 of unrecognized compensation cost that is expected to be recognized over a weighted average period of approximately fourteen months.
Stock Options
     In the second quarter of fiscal 2010 and 2009, options to purchase 203,000 and 212,000 shares were granted, respectively. The Black-Scholes option pricing model was used to estimate the fair value of stock-based awards with the following weighted average assumptions for the indicated periods.

	2010	2009
Dividend yield	0%	0%
Expected volatility	48%	53%
Risk-free interest rate	3.15%	2.30%
Expected holding period (in years)	8.46	8.17
Weighted-average grant-date fair value	$7.14	$6.70

     The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the Company’s stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.
     The following table represents stock option activity for the six months ended March 31, 2010:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number of Shares	Price	Contract Life
Outstanding options at beginning of period	1,494,700	$7.21	5.49 Yrs
Granted	203,000	12.27
Exercised	(6,500)	3.23

Outstanding options at end of period	1,691,200	$7.83	5.81 Yrs.

Outstanding options exercisable at end of period	1,233,700	$6.77	4.76 Yrs.

     At March 31, 2010, the aggregate intrinsic value of options outstanding was $8,466,837, and the aggregate intrinsic value of options exercisable was $7,482,664. Total intrinsic value of options exercised was $39,680 for the three months ended March 31, 2010. Shares available for future stock option grants to employees and directors under existing plans were 797,000 at March 31, 2010.
Note D — Marketable Securities
     As of March 31, 2010, the Company has $31.9 million invested in high quality, investment grade debt securities, primarily consisting of $28.9 million invested in U.S. treasury bills and CDs and $3.0 million invested in a mutual fund. The Company is currently reporting an unrealized loss of $407,468 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. The Company considers this unrealized loss temporary as it has the intent and ability to hold this investment long enough to avoid realizing any significant loss.
     Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. The cost and fair value of available-for-sale securities were as follows:

		Unrealized
	Cost	Loss	Fair Value
March 31, 2010	$32,350,705	$(407,468)	$31,943,237
September 30, 2009	$30,441,008	$(544,268)	$29,896,740
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
Note E — Inventories
     Inventories consist of the following:

	March 31,	September 30,
	2010	2009
Raw materials	$2,018,256	$1,983,279
Work-in-process	3,135,349	3,863,824
Finished goods	4,001,250	3,989,555
Reserve for inventory obsolescence	(123,443)	(126,424)

	$9,031,412	$9,710,234

Note F — Income Taxes
     On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance. No valuation allowance has been recorded against the net deferred tax assets in 2010 or 2009 because there is sufficient future projected income. For the quarter ended March 31, 2010, the Company had an effective income tax rate of 30%. The variation of income tax rate from the federal income tax rate of 35% is due to permanent adjustments for meals and entertainment expenses and incentive stock options, state taxes and foreign taxes. In future periods, the Company expects the effective tax rate on U.S. income to be in the range of 40-42%, and the effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations and UK operation profitability.
     The Company adopted accounting provisions that now form part of ASC 740, Income Taxes, and which clarify the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, October 1, 2007, the Company did not have a material liability for unrecognized tax benefits. As of March 31, 2010, the Company has recognized approximately $62,000 for unrecognized tax benefits. If the Company were to prevail on all unrecognized tax benefits recorded at March 31, 2010, the total gross unrecognized tax benefit totaling approximately $62,000 would benefit the Company’s effective tax rate.
     It is the Company’s practice to recognize penalties and/or interest to income tax matters in income tax expense. As of March 31, 2010, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.
     The Company is subject to income tax examinations from time to time in the U.S. Federal jurisdiction, as well as in the United Kingdom and various state jurisdictions. As of March 31, 2010, there are no income tax examinations taking place.
Note G — Goodwill and Other Intangible Assets
     The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired as prescribed by ASC 350, Goodwill and Other Intangible Assets. Under ASC 350, goodwill and intangibles with indefinite useful lives are not amortized. ASC 350 also requires, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. The Company tests annually for impairment on the anniversary date of the acquisition of the asset, which is currently on June 2nd of each fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. The recoverability of other long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company performed annual goodwill impairment testing by comparing the market value of the Company at June 2, 2009 to the net book value of its equity, and concluded that the goodwill was not impaired. The decrease in value of goodwill as of March 31, 2010 is entirely related to the change in foreign currency exchange rates in the United Kingdom.
Note H — Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income (loss), changes in foreign currency translation, and changes in the unrealized gain (loss) on securities held. The comprehensive income (loss) for the three and six months ended March 31, 2010 and 2009 consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income (loss)	$(351,416)	$361,202	$(520,574)	$414,829
Foreign currency adjustment	(923,641)	(415,070)	(787,721)	(3,591,458)
Unrealized gain (loss) on securities held	73,880	192,315	87,114	(387,784)

Comprehensive income (loss)	$(1,201,177)	$138,447	$(1,221,181)	$(3,564,413)

Note I — Line of Credit and Long-Term Debt
     In June 2006, in conjunction with an asset purchase agreement with Coloplast A/S, the Company entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing and payable in five equal annual installments of $1,068,000 payable annually on June 2. The Company discounted the note at 6.90% which reflected the Company’s cost of borrowing at the date of the purchase agreement and the discount is being amortized over the life of the note. The discounted liability balance was $2,037,368 at March 31, 2010.
     In February 2009, the Company entered into a credit facility with UBS Financial (“UBS”). The credit facility consists of a revolving line of credit with interest accruing monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.25%. As of March 31, 2010, the Company has an outstanding balance of $1,895,322 under the revolving line of credit. The Company’s obligations under the credit facility are payable on demand and are secured by its investments in marketable securities held at UBS. On January 6, 2010, the aggregate funds available under the credit facility was increased to from $14,000,000 to $25,000,000.
Note J — Share Repurchase Program
     On March 3, 2009, the Company announced its intention to repurchase some of its outstanding common shares pursuant to its previously authorized share repurchase program. Up to 2,000,000 shares may be repurchased from time to time on the open market, or pursuant to negotiated or block transactions, in accordance with applicable Securities and Exchange Commission regulations. During the three months ended March 31, 2009, the Company repurchased 110,653 common shares at an average price of $9.56 per share. Total cash consideration for the repurchased shares was approximately $1,100,000. During the three months ended March 31, 2010, the Company did not repurchase any shares. As of March 31, 2010, there remained 1,847,347 shares that may be purchased under the program.

Note K — Recently Issued Accounting Standards
     In December 2007, the Financial Accounting Standards Board (FASB) issued updated accounting standards on business combinations. The new standards, which are now part of ASC 805, Business Combinations, establish principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is the first quarter of fiscal 2010. ASC 805 will impact the Company’s accounting for any future business combinations with an acquisition date on or after adoption in the first quarter of fiscal 2010.
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
     In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date and through the date financial statements are issued or are available to be issued. This standard is not expected to significantly change practice because its guidance is similar to that in U.S. auditing literature, on which management relied previously for assessing and disclosing subsequent events. The Company adopted this standard as of October 1, 2009.
     In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements", that amends guidance on subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. This standard became effective for the Company in the second quarter of fiscal 2010. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
     In January 2010, the FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” that clarifies which transactions are subject to the guidance on decrease in ownership and expands the disclosure requirements for the deconsolidation of a subsidiary or the derecognition of a group of assets. This ASU clarifies that the scope of the decrease in ownership guidance applies to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This ASU expands the disclosure requirements to include disclosure of the fair value techniques used, the nature of any continuing involvement and whether the transaction was with a related party. This standard became effective for the Company in the second quarter of fiscal 2010 and is retrospectively effective for transactions that occurred after October 1, 2009. The Company has not entered into any transactions that result in a decrease in ownership within the scope of this standard. Therefore, the adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.
     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires entities to make new disclosures about recurring or nonrecurring fair-value measurements and provides clarification of existing disclosure requirements. For assets and liabilities that are measured at fair value on a recurring basis, the ASU requires disclosure of significant transfers between Levels 1 and 2, and transfers into and out of Level 3 of the fair value hierarchy and the reasons for those transfers. Significant transfers into each level must be disclosed and discussed separately from transfers out of each level. Significance is judged with respect to earnings, total assets, total liabilities or total equity. An accounting policy must be determined and disclosed as to when transfers between levels are recognized; (1) actual date, (2) beginning of period or (3) end of period. The ASU amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. The ASU amends ASC 820 to require fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of the valuation technique and inputs used to measure fair value is required for both recurring and nonrecurring fair value measurements. This standard will be effective for the Company’s fiscal year ending September 30, 2010, except for the requirement to provide the Level activity of purchases, sales, issuances and settlement on a gross basis, which will be effective beginning in the first quarter of fiscal year 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s condensed consolidated financial statements.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We develop, manufacture and market a broad line of innovative, technologically enhanced PVC-free and latex-free urinary continence and urine drainage care products for the extended care and acute care markets. Our products are comprised of our base products, which include our male external catheters and standard silicone Foley catheters, and our advanced products, which include our intermittent catheters, our anti-infection Foley catheters and our FemSoft Insert. We market our products under our Rochester Medical ®brand, which are referred to as branded sales, and also supply our products to several large medical product companies for sale under brands owned by these companies, which are referred to as private label sales. The primary markets for our products are distributors, extended care facilities and individual hospitals and healthcare institutions. We sell our products both in the domestic market and internationally.
     For fiscal 2010, we intend to continue to increase investment in our sales and marketing programs, primarily through cash generated from operations, to support Rochester Medical branded sales growth in the U.S. and Europe of our new and advanced products. Our advanced products will eventually contribute a higher profit margin than our base products, and our Rochester Medical branded products contribute a higher profit margin than private label sales, particularly branded sales in the United Kingdom and elsewhere in Europe. Increasing our percentage of sales of branded products versus private label sales over time will have a positive impact on our gross margin. Branded sales accounted for 74% of total sales for the quarter ended March 31, 2010, and 70% of total sales year to date, compared to 65% for the quarter ended March 31, 2009 and 66% for the same six month period last year. Advanced products accounted for 19% of total sales for the quarter ended March 31, 2010, and 18% of total sales year to date, compared to 13% for the quarter ended March 31, 2009 and 13% for the same six month period last year.
     The following discussion pertains to our results of operations and financial position for the quarters and six month periods ended March 31, 2010 and 2009. Results of the periods are not necessarily indicative of the results to be expected for the complete year. For the second quarter ended March 31, 2010, we reported a net loss of $0.03 per diluted share, compared to net income of $0.03 per diluted share for the same period last year. Loss from operations was $202,000 for the quarter ended March 31, 2010 compared to a loss from operations of $90,000 for the quarter ended March 31, 2009, while net loss was $351,000 for the quarter ended March 31, 2010 compared to net income of $361,000 for the same period last year.
     As of March 31, 2010, we had $3.8 million in cash and cash equivalents, and $31.9 million invested in marketable securities. The marketable securities consist of $28.9 million invested in U.S. treasury bills and CDs and $3.0 million invested in a mutual fund. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative and are intended to reduce the risk of loss or any material impact on our financial condition. We are currently reporting an unrealized loss of $407,468 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. We consider this unrealized loss temporary as we have the intent and ability to hold this investment long enough to avoid realizing any significant loss.
Results of Operations
     The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net sales	100%	100%	100%	100%
Cost of sales	53	48	54	51

Gross margin	47	52	46	49

Operating expenses:
Marketing and selling	29	29	28	30
Research and development	2	4	3	4
General and administrative	18	21	17	19

Total Operating expenses	49	54	48	53

Loss from operations	(2)	(2)	(2)	(4)
Interest income (expense), net	(0)	(1)	0	0
Other income,	—	12	—	7

Net income (loss) before taxes	(2)	10	(3)	3
Income tax expense	1	6	0	2

Net Income (loss) after taxes	(4)%	4%	(3)%	1%

     The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical® branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	Fiscal Quarter Ended March 31,
		2010			2009
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$1,685	$666	$2,351	$1,678	$1,148	$2,826
Advanced products	229	—	229	111	—	111

Total private label sales	1,914	666	2,580	1,789	1,148	2,937

Branded sales:
Base products	1,200	4,390	5,590	1,036	3,473	4,509
Advanced products	973	702	1,675	671	328	999

Total branded sales	2,173	5,092	7,265	1,707	3,801	5,508

Total net sales:	$4,087	$5,758	$9,845	$3,496	$4,949	$8,445

	Fiscal Year to Date Ended March 31,
		2010			2009
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$3,991	$1,858	$5,849	$3,205	$2,249	$5,454
Advanced products	233	—	233	355	—	355

Total private label sales	4,224	1,858	6,082	3,560	2,249	5,809

Branded sales:
Base products	2,206	8,455	10,661	1,927	7,244	9,171
Advanced products	1,922	1,412	3,334	1,342	559	1,901

Total branded sales	4,128	9,867	13,995	3,269	7,803	11,072

Total net sales:	$8,352	$11,725	$20,077	$6,829	$10,052	$16,881

Three Month and Six Month Periods Ended March 31, 2010 and March 31, 2009
     Net Sales. Net sales for the second quarter of fiscal 2010 increased 17% to $9,845,000 from $8,445,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in both branded base and advanced products in the U.S. and internationally, combined with a small increase in sales of private label products domestically, and offset by a decrease in private label sales internationally. Domestic sales of branded products increased by 27% for the quarter compared to the same period last year. Our international branded sales increased 34% compared to the same period last year, partially (6% or $216,000) as a result of the change in foreign currency exchange rates in the United Kingdom as the U.S. dollar was somewhat weaker versus the pound sterling, thereby affecting total branded sales positively given the significant volume of our branded product sales in the United Kingdom. Management believes these results demonstrate the favorable impact of our strategic decision to increase investments in sales and marketing programs, particularly for our advanced intermittent and Foley catheters, and which we believe will continue to drive growth in branded sales. Private label sales for the second quarter were down 12% from last year and continue to fluctuate on a quarterly basis. Private label sales accounted for approximately 26% of total sales.
     Net sales for the six months ended March 31, 2010 increased 19% to $20,077,000 from $16,881,000 for the comparable six-month period of last fiscal year. The increase in sales resulted from an increase in domestic private label sales and an increase in branded sales both domestically and internationally, offset by a decrease in private label sales internationally. Our international branded sales increased 26% compared to the same period last year, partially (3% or $324,000) as a result of the change in foreign currency exchange rates in the United Kingdom as the U.S. dollar was weaker versus the pound sterling, thereby affecting total branded sales given the significant volume of our branded product sales in the United Kingdom.
     Gross Margin. Our gross margin as a percentage of net sales for the second quarter of fiscal 2010 was 47% compared to 52% for the comparable quarter of last fiscal year. The decrease in gross margin this quarter was primarily due to increased sales of lower margin product, particularly our new advanced intermittent catheters and our Foley catheters in kit and tray configurations. Management expects the sale of these products will continue to have a negative impact on margin until we are producing them at higher levels needed to achieve manufacturing efficiencies. Gross margin for the six months ended March 31, 2010 decreased to 46% from 49%. Factors affecting the comparative six month gross margin are generally consistent with those discussed above for the current quarter.
     Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the second quarter of fiscal 2010 increased 17% to $2,872,000 from $2,448,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to increased marketing expenses associated with a direct-to-consumer pilot campaign for our FemSoft insert that we began in February and increased advertising expense related to marketing in the U.K. and the U.S. of our advanced intermittent and Foley catheters as part of our strategic decision to increase investment in our sales and marketing programs. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended March 31, 2010 and 2009 was 29% .
     Marketing and selling expense for the six months ended March 31, 2010 increased 13% to $5,649,000 from $5,014,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.
     Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense for the second quarter of fiscal 2010 decreased 19% to $241,000 from $299,000 for the comparable quarter of last fiscal year. The decrease in research and development expense relates primarily to decreased expenses related to testing and development of new and enhanced products as we introduced our advanced line of intermittent and Foley catheters last fiscal year. Research and development expense as a percentage of net sales for the fiscal quarters ended March 31, 2010 and 2009 was 2% and 4%, respectively.
     Research and development expense for the six months ended March 31, 2010 increased 11% to $684,000 from $617,000 for the comparable six-month period of last fiscal year. The increase in research and development expense for the six months ended March 31, 2010 primarily relates to increased testing and development of new and existing products during the first quarter of fiscal 2010.
     General and Administrative. General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors, auditors and utilities. General and administrative expense for the second quarter of fiscal 2010 decreased less than 1% to $1,748,000 from $1,757,000 for the comparable quarter of last fiscal year. The decrease in general and administrative expense is primarily related to decreased legal fees and audit related expenses, offset by increases in personnel costs, supplies and utilities. General and administrative expense as a percentage of net sales for the fiscal quarters ended March 31, 2010 and 2009 was 18% and 21%, respectively.
     General and administrative expense for the six months ended March 31, 2010 increased 10% to $3,438,000 from $3,123,000 for the comparable six-month period of last fiscal year. The increase in general and administrative expenses for the six month period primarily reflects increases in personnel costs, depreciation, supplies, utilities and travel expenses from the prior year.
     Interest Income. Interest income for the second quarter of fiscal 2010 decreased 57% to $15,000 from $34,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects net exchange rate gains and losses on short term intercompany balances.
     Interest income for the six months ended March 31, 2010 decreased 78% to $44,000 from $202,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month interest income are generally consistent with those discussed above for the current quarter.
     Interest Expense. Interest expense for the second quarter of fiscal 2010 decreased 51% to $39,000 from $80,000 the comparable quarter of last fiscal year. The decrease in interest expense reflects lower amounts of debt as a result of quarterly debt payments.
     Interest expense for the six months ended March 31, 2010 decreased 51% to $81,000 from $164,000 for the comparable six-month period of last fiscal year. The decrease in interest expenses for the six month period are generally consistent with those discussed above for the current quarter.
     Income Taxes. For the quarter ended March 31, 2010, we had an effective income tax rate of approximately 30%. The tax rate is affected by the estimated annual book income before tax in relation to permanent tax adjustments, particularly incentive stock options, and in future periods we expect to report an income tax provision using an effective tax rate in the range of 40-42% for U.S. income. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations and U.K. operation profitability.
     We have recorded and income tax benefit of $16,000 for the six months ended March 31, 2010 compared to an expense of $408,000 expense for the comparable six-month period of last fiscal year. The change in income taxes is attributable to the level of estimated annual book income (loss) before tax as compared to permanent book to tax differences.
Liquidity and Capital Resources
     Our cash, cash equivalents and marketable securities were $35.8 million at March 31, 2010 compared to $36.3 million at September 30, 2009. The decrease in cash primarily resulted from capital expenditures offset by cash provided from operations and the sale of common stock upon exercise of options. As of March 31, 2010, we had $31.9 million invested in marketable securities. The marketable securities consist of $28.9 million invested in U.S. treasury bills and CDs and $3.0 million invested in a mutual fund. We are currently reporting an unrealized loss $407,468 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. We consider this unrealized loss temporary as we have the intent and ability to hold this investment long enough to avoid realizing any significant loss.

     During the six-month period ended March 31, 2010, we generated $695,000 of cash from operating activities compared to $982,000 of cash provided by operations during the comparable period of the prior fiscal year. The net cash from operating activities in the first six months of fiscal 2010 primarily reflects our net loss adjusted for non-cash items related to depreciation, amortization, and stock based compensation and decreases in inventories and increases in accounts payable and income taxes payable offset by increases in accounts receivable and other current assets and decreases in other current liabilities. Accounts receivable during this period increased 17% or $1,092,000, inventories decreased $552,000 or 6% primarily as a result of increased sales in the current quarter. Other current assets during this period increased 23% or $247,000, primarily as a result of prepaid insurance premiums and prepaid income taxes on intercompany profits. Accounts payable increased 27%, or $466,000 primarily reflecting timing of expenses related to quarter end. Other current liabilities decreased 53%, or $187,000, primarily reflecting payments of annual executive bonuses. In addition, capital expenditures during this period were $1,180,000 compared to $715,000 for the comparable period last year.
     In June 2006, in conjunction with the asset purchase agreement with Coloplast, we entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing payable and due in five equal installments of $1,068,000 payable annually on June 2. We have discounted the note at 6.90% and reflect a net liability of $2,037,368 on our balance sheet as of March 31, 2010.
     In February 2009, we entered into a credit facility with UBS Financial. The credit facility consists of a revolving line of credit with interest accruing monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.25%. As of March 31, 2010, we had an outstanding balance of $1,895,322 under the revolving line of credit. Our obligations under the credit facility are payable on demand and are secured by our investments in marketable securities held at UBS. On January 6, 2010, the aggregate funds available under the credit facility was increased from $14,000,000 to $25,000,000.
     We believe that our capital resources on hand at March 31, 2010, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.
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
Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in United States dollars and pound sterling. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative in light of current economic conditions, and include primarily U.S. treasury bills to reduce the risk of loss or any material impact on our financial condition. Our revolving line of credit bears interest at a floating rate based on the quoted one-month LIBOR rate plus 1.25%. As of March 31, 2010, we had an outstanding balance of $1,895,322 under the revolving line of credit.
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
Item 4.CONTROLS AND PROCEDURES
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

PART II. OTHER INFORMATION
Item 5. Other Information
     The Annual Meeting of the Company’s shareholders was held on January 28, 2010. At the meeting, shareholders voted on (1) the reelection of five directors for terms expiring at the Annual Meeting of the Company in 2011, (2) approval of the Rochester Medical Corporation 2010 Stock Incentive Plan, and (3) ratification of the Company’s selection of Grant Thornton LLP as the Company’s independent auditor for the 2010 fiscal year. Each of the directors was reelected by a vote as follows:
•	Darnell L. Boehm received 5,590,348 votes “For” and 1,759,776 votes were “Withheld.”

•	Anthony J. Conway received 7,231,073 votes “For” and 119,051 votes were “Withheld.”

•	David A. Jonas received 7,039,502 votes “For” and 310,622 votes were “Withheld.”

•	Roger W. Schnobrich received 5,592,918 votes “For” and 1,757,206 votes were “Withheld.”

•	Benson Smith received 5,469,596 votes “For” and 1,880,528 votes were “Withheld.”
     There were 4,047,904 broker non-votes with respect to the election of each of the directors.
     The Rochester Medical Corporation 2010 Stock Incentive Plan was approved by the shareholders with the following vote: 6,691,656 votes “For,” 625,760 votes “Against,” 32,708 votes “Abstain” and 4,047,904 votes were broker non-votes.
     The selection of Grant Thornton LLP as the Company’s independent auditor for the 2010 fiscal year was ratified by the shareholders with the following vote: 11,323,422 votes “For,” 32,331 votes “Against” and 42,275 votes “Abstain”.

Item 6. Exhibits
10.1	Rochester Medical Corporation 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on February 1, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION
Date: May 7, 2010	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: May 7, 2010	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
10.1	Rochester Medical Corporation 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on February 1, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.