Form 10-Q
period 2010-06-30
ROCHESTER MEDICAL CORPORATION
filed 2010-08-06
CIK 868368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to
Commission File Number: 0-18933
ROCHESTER MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1613227 (I.R.S. Employer Identification No.)

ONE ROCHESTER MEDICAL DRIVE, STEWARTVILLE, MN (Address of principal executive offices)	55976 (Zip Code)
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
12,197,367 Common Shares as of August 5, 2010.

ROCHESTER MEDICAL CORPORATION
Report on Form 10-Q
for quarter ended
June 30, 2010

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$4,568,223	$6,365,584
Marketable securities	30,853,898	29,896,740
Accounts receivable, net	6,944,048	6,418,656
Inventories, net	8,839,536	9,710,234
Prepaid expenses and other current assets	975,763	1,076,183
Deferred income tax asset	1,119,902	1,153,964

Total current assets	53,301,370	54,621,361
Property, plant and equipment:
Land and buildings	7,919,458	7,847,888
Equipment and fixtures	18,240,193	16,954,719

	26,159,651	24,802,607
Less accumulated depreciation	(16,155,739)	(15,118,799)

Total property, plant and equipment	10,003,912	9,683,808
Deferred income tax asset	1,094,759	768,874
Goodwill	4,338,316	4,648,165
Finite life intangibles, net	5,642,898	6,242,759

Total assets	$74,381,255	$75,964,967

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,961,962	$1,755,472
Accrued compensation	897,047	1,176,949
Accrued expenses	482,359	350,403
Current maturities of long-term debt	2,345,546	2,786,622

Total current liabilities	5,686,914	6,069,446
Long-term liabilities:
Other long-term liabilities	62,424	55,889
Long-term debt, less current maturities	—	1,019,735

Total long-term liabilities	62,424	1,075,624
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 40,000,000; Issued and outstanding shares (12,197,367 at June 30, 2010; 12,190,367 at September 30, 2009)	58,048,739	56,840,856
Retained earnings	14,406,668	14,832,213
Accumulated other comprehensive loss	(3,823,490)	(2,853,172)

Total shareholders’ equity	68,631,917	68,819,897

Total liabilities and shareholders’ equity	$74,381,255	$75,964,967

Note — The Balance Sheet information at September 30, 2009 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$10,244,158	$8,908,416	$30,321,451	$25,789,530
Cost of sales	5,202,198	4,724,893	16,007,297	13,266,735

Gross profit	5,041,960	4,183,523	14,314,154	12,522,795

Operating expenses:
Marketing and selling	3,151,458	2,541,552	8,800,449	7,555,936
Research and development	246,401	352,248	930,819	969,011
General and administrative	1,369,406	1,451,041	4,807,757	4,574,296

Total operating expenses	4,767,265	4,344,841	14,539,025	13,099,243

Income (loss) from operations	274,695	(161,318)	(224,871)	(576,448)

Other income (expense):
Interest income	55,733	39,964	99,684	241,490
Interest expense	(36,434)	(54,586)	(116,987)	(218,714)
Other income	—	—	—	1,200,442

Net income (loss) before income taxes	293,994	(175,940)	(242,174)	646,770

Income tax expense (benefit)	198,974	(99,040)	183,379	308,843

Net income (loss)	$95,020	$(76,900)	$(425,553)	$337,927

Net income (loss) per share — basic	$0.01	$(0.01)	$(0.03)	$0.03
Net income (loss) per share — diluted	$0.01	$(0.01)	$(0.03)	$0.03

Weighted average number of common shares outstanding — basic	12,196,977	12,025,966	12,194,620	12,029,629
Weighted average number of common shares outstanding — diluted	12,724,610	12,025,966	12,194,620	12,637,414
The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 30,
	2010	2009
Operating activities:
Net income (loss)	$(425,553)	$337,927

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,052,678	944,464
Amortization	520,650	516,750
Stock based compensation	1,164,260	1,035,277
Deferred income tax	(321,270)	(291,616)
Changes in operating assets and liabilities:
Accounts receivable	(720,185)	(184,327)
Inventories	693,770	(956,548)
Other current assets	92,453	209,291
Accounts payable	240,504	(488,633)
Income tax payable	241,519	76,513
Other current liabilities	(361,495)	206,304

Net cash provided by operating activities	2,177,331	1,405,402

Investing activities:
Purchase of property, plant and equipment	(1,461,497)	(904,101)
Patents	(33,070)	(28,321)
Purchases of marketable securities	(48,786,945)	(55,249,800)
Sales and maturities of marketable securities	47,891,929	53,975,820

Net cash used in investing activities	(2,389,583)	(2,206,402)

Financing activities:
Proceeds from short-term debt	—	2,000,000
Payments on long-term debt	(1,460,811)	(3,818,567)
Repurchase of common stock	—	(1,058,041)
Excess tax benefit from exercises of stock options	22,189	528,928
Proceeds from issuance of common stock	21,452	893,464

Net cash used in financing activities	(1,417,170)	(1,454,216)

Effect of exchange rate on cash and cash equivalents	(167,939)	(910,512)

Decrease in cash and cash equivalents	(1,797,361)	(3,165,728)

Cash and cash equivalents at beginning of period	6,365,584	8,508,000

Cash and cash equivalents at end of period	$4,568,223	$5,342,272

Supplemental Cash Flow Information
Interest paid	$157,821	$254,191
Income taxes paid	$264,743	$313,640
The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
Note A — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements as of September 30, 2009 and the unaudited June 30, 2010 and 2009 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2009. In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. Operating results for the nine-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.
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

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$95,020	$(76,900)	$(425,553)	$337,927

Denominator:
Denominator for basic net income (loss) per share-weighted average shares outstanding	12,196,977	12,025,966	12,194,620	12,029,629
Effect of dilutive stock options	527,633	—	—	607,785

Denominator for diluted net income (loss) per share-weighted average shares outstanding	12,724,610	12,025,966	12,194,620	12,637,414

Basic net income (loss) per share	$0.01	$(0.01)	$(0.03)	$0.03

Dilute net income (loss) per share	$0.01	$(0.01)	$(0.03)	$0.03

     Employee stock options to purchase 842,000 shares and 270,000 shares were excluded from the diluted net income (loss) per share calculation for the third quarter of fiscal years 2010 and 2009, and options to purchase 699,000 shares and 270,000 shares were excluded for the nine months ended June 30, 2010 and 2009, respectively, because their exercise prices were greater than the average market price of the Company’s common stock and their effect would have been antidilutive. For the quarter ended June 30, 2009 and the nine months ended June 30, 2010, diluted net loss per common share equals basic net loss per common share because common stock equivalents are not included in periods where there is a net loss, as they are antidilutive.
Note C — Stock Based Compensation
     The Rochester Medical Corporation 1991 Stock Option Plan authorized the issuance of up to 2,000,000 shares of common stock. Per the terms of the 1991 Stock Option Plan, as of April 20, 2001, no new stock options may be granted under the 1991 Stock Option Plan. As of June 30, 2010, there were 143,700 options outstanding under this plan.
     The 2001 Stock Incentive Plan authorized the issuance of up to 2,000,000 shares of common stock pursuant to grants of incentive stock options, non-qualified options or restricted stock. As of January 28, 2010, no new awards may be granted under the 2001 Stock Incentive Plan. As of June 30, 2010, there were 1,340,250 options outstanding under this plan.
     On January 28, 2010, the Company’s shareholders approved the Rochester Medical Corporation 2010 Stock Incentive Plan. The 2010 Stock Incentive Plan authorizes the issuance of up to 1,000,000 shares of common stock pursuant to grants of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards. Per the terms of the 2010 Stock Incentive Plan, awards may be granted with a term no longer than ten years. The vesting schedule and other terms of the awards granted under the 2010 Stock Incentive Plan will be determined by the Compensation Committee of the Board of Directors at the time of the grant. As of June 30, 2010, 797,000 shares remained available for issuance under the 2010 Stock Incentive Plan, and there were 203,000 options outstanding under this plan.
     The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of ASC 718, Stock Compensation, under which prior periods are not retroactively revised. The Company recorded approximately $314,000 ($204,000 net of tax) and $1,164,000 ($754,000 net of tax) of related stock-based compensation expense for the quarter and nine months ended June 30, 2010, and approximately $293,000 ($193,000 net of tax) and $1,035,000 ($683,000 net of tax) of related stock-based compensation expense for the quarter and nine months ended June 30, 2009. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 for each of the quarters ended June 30, 2010 and 2009, and $0.06 for each of the nine months ended June 30, 2010 and 2009.
     As of June 30, 2010, there is approximately $1,587,000 of unrecognized compensation cost that is expected to be recognized over a weighted average period of approximately fourteen months.
Stock Options
     No stock options were granted in the third quarter of fiscal 2010 or 2009.

     The following table represents stock option activity for the nine months ended June 30, 2010:

			Weighted-Average
		Weighted-Average	Remaining Contract
	Number of Shares	Exercise Price	Life
Outstanding options at beginning of period	1,494,700	$7.21	5.49 Yrs
Granted	203,000	12.27
Exercised	(7,000)	3.17
Cancelled	(3,750)	11.27

Outstanding options at end of period	1,686,950	$7.82	5.55 Yrs.

Outstanding options exercisable at end of period	1,238,200	$6.77	4.51 Yrs.

     At June 30, 2010, the aggregate intrinsic value of options outstanding was $4,783,990, and the aggregate intrinsic value of options exercisable was $4,405,990. Total intrinsic value of options exercised was $685 for the nine months ended June 30, 2010. Shares available for future stock option grants to employees and directors under existing plans were 797,000 at June 30, 2010.
Note D — Marketable Securities
     As of June 30, 2010, the Company has $30.9 million invested in high quality, investment grade debt securities, consisting of $27.9 million invested in U.S. treasury bills and CDs and $3.0 million invested in a mutual fund. The Company is currently reporting an unrealized loss of $482,127 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. The Company considers this unrealized loss temporary as it has the intent and ability to hold this investment long enough to avoid realizing any significant loss.
     Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. The cost and fair value of available-for-sale securities were as follows:

		Unrealized
	Cost	Loss	Fair Value
June 30, 2010	$31,336,025	$(482,127)	$30,853,898
September 30, 2009	$30,441,008	$(544,268)	$29,896,740
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
Note E — Inventories
     Inventories consist of the following:

	June 30,	September 30,
	2010	2009
Raw materials	$1,767,357	$1,983,279
Work-in-process	3,282,404	3,863,824
Finished goods	3,912,464	3,989,555
Reserve for inventory obsolescence	(122,689)	(126,424)

	$8,839,536	$9,710,234

Note F — Income Taxes
     On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance. No valuation allowance has been recorded against the net deferred tax assets in 2010 or 2009 because there is sufficient future projected income. For the quarter ended June 30, 2010, the Company had an effective income tax rate of 68%. The variation of income tax rate from the federal income tax rate of 35% is due to provision to return true up adjustments booked this quarter as well as current year permanent adjustments for meals and entertainment expenses, incentive stock options, state taxes and foreign taxes. In future periods, the Company expects the effective tax rate on U.S. income to be in the range of 40-42%, and the effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, UK operation profitability, and any discrete items.
     The Company adopted accounting provisions that now form part of ASC 740, Income Taxes, and which clarify the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, October 1, 2007, the Company did not have a material liability for unrecognized tax benefits. As of June 30, 2010, the Company has recognized approximately $62,000 for unrecognized tax benefits. If the Company were to prevail on all unrecognized tax benefits recorded at June 30, 2010, the total gross unrecognized tax benefit totaling approximately $62,000 would benefit the Company’s effective tax rate.
     It is the Company’s practice to recognize penalties and/or interest to income tax matters in income tax expense. As of June 30, 2010, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.
     The Company is subject to income tax examinations from time to time in the U.S. Federal jurisdiction, as well as in the United Kingdom and various state jurisdictions.
Note G — Goodwill and Other Intangible Assets
     The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired as prescribed by ASC 350, Goodwill and Other Intangible Assets. Under ASC 350, goodwill and intangibles with indefinite useful lives are not amortized. ASC 350 also requires, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. The Company tests annually for impairment on the anniversary date of the acquisition of the asset, which is currently on June 2nd of each fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. The recoverability of other long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company performed annual goodwill impairment testing by comparing the market value of the Company at June 2, 2010 to the net book value of its equity, and concluded that the goodwill was not impaired. The decrease in value of goodwill as of June 30, 2010 is entirely related to the change in foreign currency exchange rates in the United Kingdom.
Note H — Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income (loss), changes in foreign currency translation, and changes in the unrealized gain (loss) on securities held. The comprehensive income (loss) for the three and nine months ended June 30, 2010 and 2009 consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$95,020	$(76,900)	$(425,553)	$337,927
Foreign currency adjustment	(222,648)	2,175,107	(1,010,369)	(1,417,011)
Unrealized gain (loss) on securities held	(47,064)	280,852	40,050	(106,928)

Comprehensive income (loss)	$(174,692)	$2,379,059	$(1,395,872)	$(1,186,012)

Note I — Line of Credit and Long-Term Debt
     In June 2006, in conjunction with an asset purchase agreement with Coloplast A/S, the Company entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing and payable in five equal annual installments of $1,068,000 payable annually on June 2. The Company discounted the note at 6.90% which reflected the Company’s cost of borrowing at the date of the purchase agreement and the discount is being amortized over the life of the note. The discounted liability balance was $1,000,052 at June 30, 2010.
     In February 2009, the Company entered into a credit facility with UBS Financial (“UBS”). The credit facility consists of a revolving line of credit with interest accruing monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.25%. As of June 30, 2010, the Company has an outstanding balance of $1,355,071 under the revolving line of credit. The Company’s obligations under the credit facility are payable on demand and are secured by its investments in marketable securities held at UBS. On January 6, 2010, the aggregate funds available under the credit facility was increased from $14,000,000 to $25,000,000.
Note J — Share Repurchase Program
     On March 3, 2009, the Company announced its intention to repurchase some of its outstanding common shares pursuant to its previously authorized share repurchase program. Up to 2,000,000 shares may be repurchased from time to time on the open market, or pursuant to negotiated or block transactions, in accordance with applicable Securities and Exchange Commission regulations. During the three months ended June 30, 2010, the Company did not repurchase any shares. As of June 30, 2010, there remained 1,847,347 shares that may be purchased under the program.
Note K — Recently Issued Accounting Standards
     In December 2007, the Financial Accounting Standards Board (FASB) issued updated accounting standards on business combinations. The new standards, which are now part of ASC 805, Business Combinations, establish principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company was the first quarter of fiscal 2010. ASC 805 will impact the Company’s accounting for any future business combinations with an acquisition date on or after adoption in the first quarter of fiscal 2010.
     In December 2007, the FASB issued new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Under the new standards, which are now part of ASC 810, Noncontrolling Interests in Consolidated Financial Statement, minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. ASC 810 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. The new standards are effective for fiscal years beginning on or after December 15, 2008, which for the Company was the first quarter of fiscal 2010. The adoption of ASC 810 did not have a material impact on the Company’s financial position or results of operations.
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
     In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, that amends guidance on subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. This standard became effective for the Company in the second quarter of fiscal 2010. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
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
     For fiscal 2010, we intend to continue to increase investment in our sales and marketing programs, primarily through cash generated from operations, to support Rochester Medical branded sales growth in the U.S. and Europe of our new and advanced products. Our advanced products will eventually contribute a higher profit margin than our base products, and our Rochester Medical branded products contribute a higher profit margin than private label sales, particularly branded sales in the United Kingdom and elsewhere in Europe. Increasing our percentage of sales of branded products versus private label sales over time will have a positive impact on our gross margin. Branded sales accounted for 74% of total sales for the quarter ended June 30, 2010, and 71% of total sales year to date, compared to 65% for the quarter ended June 30, 2009 and 65% for the same nine month period last year. Advanced products accounted for 17% of total sales for the quarter ended June 30, 2010, and 17% of total sales year to date, compared to 14% for the quarter ended June 30, 2009 and 13% for the same nine month period last year.
      In September 2009, the FemSoft Insert was approved for inclusion in Part IX of the UK Drug Tariff as a prescription product that is reimbursable under the National Healthcare System, commencing in 2010. In November 2009, the Centers for Medicare & Medicaid Services (CMS) issued a specific reimbursement code which covers our FemSoft Insert. Due to an oversight by CMS, a non-coverage policy for the FemSoft Insert was mistakenly issued. When notified of the error in April, the CMS reviewed the matter and notified us that they would remove the non-coverage statement, which we expect will occur at their next regular publication cycle. We believe the availability of National Healthcare System and Medicare reimbursement will help this unique device become an economically accessible and often preferred solution for incontinent women in the United Kingdom and in the United States. We started a Direct to Consumer pilot campaign in February in coordination with clinical institutions and a distributor, primarily in the Charlotte, North Carolina and south Florida area, and have invested over $600,000 in the campaign, primarily in the second quarter. While it is still too early to know the full potential of this product in the marketplace, management believes it can become an integral part of our product offering.
     The following discussion pertains to our results of operations and financial position for the quarters and nine month periods ended June 30, 2010 and 2009. Results of the periods are not necessarily indicative of the results to be expected for the complete year. For the third quarter ended June 30, 2010, we reported net income of $0.01 per diluted share, compared to a net loss of $0.01 per diluted share for the same period last year. Income from operations was $275,000 for the quarter ended June 30, 2010 compared to a loss from operations of $161,000 for the quarter ended June 30, 2009, while net income was $95,000 for the quarter ended June 30, 2010 compared to a net loss of $77,000 for the same period last year.
     As of June 30, 2010, we had $4.6 million in cash and cash equivalents, and $30.9 million invested in marketable securities. The marketable securities consist of $27.9 million invested in U.S. treasury bills and CDs and $3.0 million invested in a mutual fund. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative and are intended to reduce the risk of loss or any material impact on our financial condition. We are currently reporting an unrealized loss of $482,127 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. We consider this unrealized loss temporary as we have the intent and ability to hold this investment long enough to avoid realizing any significant loss.
Results of Operations
     The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	100%	100%	100%	100%
Cost of sales	51	53	53	51

Gross margin	49	47	47	49

Operating expenses:
Marketing and selling	31	29	29	29
Research and development	2	4	3	4
General and administrative	13	16	16	18

Total operating expenses	46	49	48	51

Income (loss) from operations	3	(2)	(1)	(2)
Interest income (expense), net	—	—	—	—
Other income	—	—	—	5

Net income (loss) before taxes	3	(2)	(1)	3
Income tax expense (benefit)	2	(1)	—	(1)

Net income (loss) after taxes	1%	(1)%	(1)%	1%

     The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical® branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	Fiscal Quarter Ended June 30,
		2010			2009
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$1,607	$1,033	$2,640	$2,075	$1,034	$3,109
Advanced products	—	—	—	44	—	44

Total private label sales	1,607	1,033	2,640	2,119	1,034	3,153

Branded sales:
Base products	1,280	4,558	5,838	1,036	3,544	4,580
Advanced products	1,063	703	1,766	772	403	1,175

Total branded sales	2,343	5,261	7,604	1,808	3,947	5,755

Total net sales:	$3,950	$6,294	$10,244	$3,927	$4,981	$8,908

	Fiscal Year to Date Ended June 30,
		2010			2009
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$5,598	$2,891	$8,489	$5,280	$3,283	$8,563
Advanced products	233	—	233	399	—	399

Total private label sales	5,831	2,891	8,722	5,679	3,283	8,962

Branded sales:
Base products	3,487	13,013	16,500	2,963	10,788	13,751
Advanced products	2,985	2,115	5,100	2,114	962	3,076

Total branded sales	6,472	15,128	21,600	5,077	11,750	16,827

Total net sales:	$12,303	$18,019	$30,322	$10,756	$15,033	$25,789

Three Month and Nine Month Periods Ended June 30, 2010 and June 30, 2009
     Net Sales. Net sales for the third quarter of fiscal 2010 increased 15% to $10,244,000 from $8,908,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in both branded base and advanced products in the U.S. and internationally, offset by a decrease in sales of private label products. Domestic sales of branded products increased by 30% for the quarter compared to the same period last year. Our international branded sales increased 33% compared to the same period last year, partially offset by 3%, or $112,000, as a result of the change in foreign currency exchange rates in the United Kingdom as the U.S. dollar was somewhat stronger versus the pound sterling, thereby affecting total branded sales negatively given the significant volume of our branded product sales in the United Kingdom. Management believes these results demonstrate the favorable impact of our strategic decision to increase investments in sales and marketing programs for our Rochester Medical branded products, particularly for our advanced intermittent and Foley catheters, and which we believe will continue to drive growth in branded sales. Private label sales for the third quarter were down 16% from last year and continue to fluctuate on a quarterly basis. Private label sales accounted for approximately 26% of total sales. Starting in the second quarter of fiscal 2010, one of our European private label customers began purchasing branded products and stopped purchasing private label products. This resulted in a negative impact on our overall private label sales for the quarter and year and a corresponding positive impact on branded sales.
     Net sales for the nine months ended June 30, 2010 increased 18% to $30,322,000 from $25,790,000 for the comparable nine-month period of last fiscal year. The increase in sales resulted from an increase in domestic private label sales and an increase in branded sales both domestically and internationally, offset by a decrease in private label sales internationally. Our international branded sales increased 29% compared to the same period last year, partially offset by 1%, or $212,000, as a result of the change in foreign currency exchange rates in the United Kingdom as the U.S. dollar was weaker versus the pound sterling, thereby affecting total branded sales given the significant volume of our branded product sales in the United Kingdom. As noted previously, one of our European private label customers began purchasing branded products and stopped purchasing private label products in the second quarter of fiscal 2100 and this has resulted in a negative impact on our overall private label sales and a corresponding positive impact on branded sales.
     Gross Margin. Our gross margin as a percentage of net sales for the third quarter of fiscal 2010 was 49% compared to 47% for the comparable quarter of last fiscal year. The increase in gross margin this quarter was primarily due to increased sales of higher margin product, particularly our male external catheters and standard silicone Foley catheters. Management expects the sale of these products will continue to have a positive impact on margin. Gross margin for the nine months ended June 30, 2010 decreased to 47% from 49%. The decrease in gross margin for the nine month period ending June 30, 2010 was primarily due to increased sales of lower margin product, particularly our new advanced intermittent catheters and our Foley catheters in kit and tray configurations. Management expects the sale of these products will continue to have a negative impact on margin until we are producing them at higher levels needed to achieve manufacturing efficiencies.
     Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the third quarter of fiscal 2010 increased 24% to $3,151,000 from $2,542,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to increased marketing expenses associated with a direct-to-consumer pilot campaign for our FemSoft insert that we began in February 2010 and increased advertising expense related to marketing in the U.K. and the U.S. of our advanced intermittent and Foley catheters as part of our strategic decision to increase investment in our sales and marketing programs. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended June 30, 2010 and 2009 was 31% and 29% respectively.
     Marketing and selling expense for the nine months ended June 30, 2010 increased 16% to $8,800,000 from $7,556,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.
     Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense for the third quarter of fiscal 2010 decreased 30% to

$246,000 from $352,000 for the comparable quarter of last fiscal year. The decrease in research and development expense relates primarily to decreased expenses related to testing and development of new and enhanced products as we introduced our advanced line of intermittent and Foley catheters last fiscal year. Research and development expense as a percentage of net sales for the fiscal quarters ended June 30, 2010 and 2009 was 2% and 4%, respectively.
     Research and development expense for the nine months ended June 30, 2010 decreased 4% to $931,000 from $969,000 for the comparable nine-month period of last fiscal year. The decrease in research and development expense for the nine months ended June 30, 2010 primarily relates to decreased testing and development of new and existing products during the current fiscal year.
     General and Administrative. General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors, auditors and utilities. General and administrative expense for the third quarter of fiscal 2010 decreased 6% to $1,369,000 from $1,451,000 for the comparable quarter of last fiscal year. The decrease in general and administrative expense is primarily related to decreased legal fees and audit related expenses, offset by increases in personnel costs, travel and repairs. General and administrative expense as a percentage of net sales for the fiscal quarters ended June 30, 2010 and 2009 was 13% and 16%, respectively.
     General and administrative expense for the nine months ended June 30, 2010 increased 5% to $4,808,000 from $4,574,000 for the comparable nine-month period of last fiscal year. The increase in general and administrative expenses for the nine month period primarily reflects increases in personnel costs, depreciation, supplies, utilities and travel expenses from the prior year.
     Interest Income. Interest income for the third quarter of fiscal 2010 increased 40% to $56,000 from $40,000 for the comparable quarter of last fiscal year. The increase in interest income reflects exchange rate gains on short term intercompany balances.
     Interest income for the nine months ended June 30, 2010 decreased 59% to $100,000 from $241,000 for the comparable nine-month period of last fiscal year. The decrease in interest income reflects a decrease in exchange rate gains on short term intercompany balances compared to the prior year.
     Interest Expense. Interest expense for the third quarter of fiscal 2010 decreased 35% to $36,000 from $55,000 the comparable quarter of last fiscal year. The decrease in interest expense reflects lower amounts of debt as a result of quarterly and annual debt payments.
     Interest expense for the nine months ended June 30, 2010 decreased 47% to $117,000 from $219,000 for the comparable nine-month period of last fiscal year. The decrease in interest expense for the nine month period are generally consistent with those discussed above for the current quarter.
     Income Taxes. For the quarter ended June 30, 2010, we had an effective income tax rate of approximately 68%. The tax rate is affected by the estimated annual book income before tax in relation to permanent tax adjustments, particularly incentive stock options, and in future periods we expect to report an income tax provision using an effective tax rate in the range of 40-42% for U.S. income. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, U.K. operation profitability, and discrete items.
     We have recorded income tax expense of $183,000 for the nine months ended June 30, 2010 compared to an expense of $309,000 for the comparable nine-month period of last fiscal year. The change in income taxes is attributable to the level of estimated annual book income (loss) before tax as compared to permanent book to tax differences.
Liquidity and Capital Resources
     Our cash, cash equivalents and marketable securities were $35.4 million at June 30, 2010 compared to $36.3 million at September 30, 2009. The decrease in cash primarily resulted from capital expenditures offset by cash provided from operations and the sale of common stock upon exercise of options. As of June 30, 2010, we had $30.9 million invested in marketable securities. The marketable securities consist of $27.9 million invested in U.S. treasury bills and CDs and $3.0 million invested in a mutual fund. We are currently reporting an unrealized loss of $482,127 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. We consider this unrealized loss temporary as we have the intent and ability to hold this investment long enough to avoid realizing any significant loss.
     During the nine-month period ended June 30, 2010, we generated $2,177,000 of cash from operating activities compared to $1,405,400 of cash provided by operations during the comparable period of the prior fiscal year. The net cash from operating activities in the first nine months of fiscal 2010 primarily reflects our net loss adjusted for non-cash items related to depreciation, amortization, and stock based compensation and decreases in inventories and other current assets and increases in accounts payable and income taxes payable offset by increases in accounts receivable and decreases in other current liabilities. Accounts receivable during this period increased 11% or $720,000, and inventories decreased $694,000 or 7%, primarily as a result of increased sales in the current quarter. Other current assets during this period decreased 9% or $92,000, primarily as a result of prepaid income taxes on intercompany profits. Accounts payable increased 14% or $241,000, primarily reflecting timing of expenses related to quarter end. Other current liabilities decreased 31% or $361,000, primarily reflecting payments of accrued wages. In addition, capital expenditures during this period were $1,461,000 compared to $904,000 for the comparable period last year.
     In June 2006, in conjunction with the asset purchase agreement with Coloplast, we entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing payable and due in five equal installments of $1,068,000 payable annually on June 2. We have discounted the note at 6.90% and reflect a net liability of $1,000,052 on our balance sheet as of June 30, 2010.
     In February 2009, we entered into a credit facility with UBS Financial. The credit facility consists of a revolving line of credit with interest accruing monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.25%. As of June 30, 2010, we had an outstanding balance of $1,355,071 under the revolving line of credit. Our obligations under the credit facility are payable on demand and are secured by our investments in marketable securities held at UBS. On January 6, 2010, the aggregate funds available under the credit facility was increased from $14,000,000 to $25,000,000.
     We believe that our capital resources on hand at June 30, 2010, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.
Cautionary Statement Regarding Forward Looking Information
     Statements other than historical information contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “predict,” “intend,” “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:
•	the uncertainty of market acceptance of new product introductions;
•	the uncertainty of gaining new strategic relationships;
•	the uncertainty of successfully establishing our separate Rochester Medical brand identity;
•	the uncertainty of timing of revenues from private label sales (particularly with respect to international customers);

•	the uncertainty of successfully growing our U.K. operations;
•	the risks associated with operating an international business, including the impact of foreign currency exchange rate fluctuations;
•	the securing of Group Purchasing Organization contract participation;
•	the uncertainty of gaining significant sales from secured GPO contracts;
•	FDA and other regulatory review and response times;
•	the impact of continued healthcare cost containment;
•	new laws related to healthcare availability, healthcare reform, payment for healthcare products and services or the marketing and distribution of products, including legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other U.S. or international reimbursement systems;
•	changes in the tax or environmental laws or standards affecting our business;
and other risk factors listed from time to time in our SEC reports, including, without limitation, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in United States dollars and pound sterling. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative in light of current economic conditions, and include primarily U.S. treasury bills to reduce the risk of loss or any material impact on our financial condition. Our revolving line of credit bears interest at a floating rate based on the quoted one-month LIBOR rate plus 1.25%. As of June 30, 2010, we had an outstanding balance of $1,355,071 under the revolving line of credit.
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

ROCHESTER MEDICAL CORPORATION
Date: August 6, 2010	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: August 6, 2010	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.