Form 10-K
period 2010-09-30
ROCHESTER MEDICAL CORPORATION
filed 2010-12-10
CIK 868368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2010
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The aggregate market value of voting common equity held by non-affiliates based upon the closing Nasdaq sale price on March 31, 2010 ($12.82) was $138,565,611.

Number of shares of common stock outstanding on December 1, 2010 was 12,175,752 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

ITEM 1.	Business

Rochester Medical Corporation (“we,” “our,” or “us”) develops, manufactures and markets a broad line of innovative, technologically enhanced PVC-free and latex-free urinary continence and urine drainage care products for the extended care and acute care markets. Our extended care products include a line of male external catheters for managing male urinary incontinence and a line of intermittent catheters for managing both male and female urinary retention. Along with our full line of silicone male external catheters, we also sell a line of latex male external catheters in the United Kingdom. We have also released Magic3tm, an advanced line of silicone intermittent catheters. Our extended care products also include the FemSoft® Insert, a soft, liquid-filled, conformable urethral insert for managing female stress urinary incontinence in adult females. Our acute care products include a line of standard Foley catheters, our new Strata brand of Foley catheters, and our Strata-NF® Catheter, an antibacterial Foley catheter that reduces the incidence of hospital acquired urinary tract infection, or UTI. A small percentage of our extended care products also are used in the acute care market.

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

We have also released an advanced line of intermittent catheters. Our Magic3 catheters are the first intermittent catheters created from a composition of three distinct functional layers. Each of the three all-silicone laminates is uniquely formulated to independently address a particular product attribute required for comfortable, easy, and reliable intermittent catheterization. The catheter’s special outer layer of nano-smooth soft silicone provides for an unparalleled hydrophilic surface which reduces trauma and maximizes patient comfort. The proprietary middle layer of firmer silicone supports confident handling for quick, simple catheter insertion. The innermost layer is designed to resist kinking and leverage the intrinsic hydrophobic (water-repelling) characteristics of silicone to enhance urine flow through the catheter. Similar to our Personal Catheters, the Magic3 catheters are produced in three lengths for male, female, and pediatric use and in multiple diameters. The Magic3 product line also incorporates all of our coating options and package configurations, including the advanced antibacterial and antibacterial hydrophilic technologies.

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

The FemSoft Insert is a prescription device that requires a woman to visit her physician, who will fit the patient with the proper size and instruct the patient on proper application of the FemSoft Insert. In September 2009, the FemSoft Insert was approved for inclusion in Part IX of the UK Drug Tariff as a prescription product that is reimbursable under the National Healthcare System, commencing in 2010. In November 2009, the Centers for Medicare & Medicaid Services (CMS) issued a specific reimbursement code which covers our FemSoft Insert. We believe the availability of National Healthcare System and Medicare reimbursement will help this unique device become an economically accessible and often preferred solution for incontinent women in the United Kingdom and in the United States.

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

In September 2009, we introduced our new StrataSItm and StrataNFtm silicone Foley catheters. The improved silicone design consists of a soft, pliable inner core surrounded by ultra-soft, ultra-smooth outer layers allowing for softness and flexibility which we believe is unique in an all-silicone catheter. The StrataNF version includes a nitrofurazone anti-infective matrix within the silicone. Nitrofurazone is an effective broad-spectrum antibacterial agent which is released from the catheter during the period the catheter is in the patient.

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

Marketing and Sales

We sell our products in the United States under the Rochester Medical brand name through a direct sales force that has grown to eighteen members as of September 30, 2010. As part of our strategic plan, we are in the process of significantly expanding our U.S. sales and marketing presence in order to further enhance the sales and acceptance of our branded products. By 2010 calendar year end, we plan to complete the addition of over 30 new sales professionals to our staff. Through our subsidiary, Rochester Medical Limited, we sell our products in the United Kingdom under the Rochester Medical brand name through an eighteen-person direct sales force. The primary markets for our products are distributors, extended care facilities and individual hospitals and healthcare institutions.

To date, a significant portion of our revenues have been derived from sales of our MECs and standard Foley catheters to medical products companies for resale under brands owned by such companies. Private label arrangements are likely to continue to account for a significant, but declining, portion of our revenues in the foreseeable future, particularly in non-United Kingdom international markets where currently we do not maintain a direct sales presence. Sales of products under the Rochester Medical brand comprised 72% of total sales in fiscal 2010, with private label sales representing 28% of total sales. In fiscal 2009 and fiscal 2008, private label sales comprised 33% and 32% of total sales, respectively. Sales to Coloplast and to Hollister Incorporated (“Hollister”) under private label arrangements accounted for 14% and 10% of net sales for fiscal 2010, respectively.

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

In August 2007, we announced that Novation, LLC (“Novation”) awarded us an Innovative Technology Contract for our urological catheter products and related accessories, including our advanced infection control catheters. Novation provides contracting services to more than 25,000 members of VHA, Inc. and the University HealthSystem Consortium, or UHC, and more than 15,000 customers of Provista (formerly HPPI). This contract became effective on September 1, 2007, and has been extended through June 30, 2013. We have also been awarded a urological products contract with Broadlane Inc. This contract became effective January 1, 2010 and is a two year contract. Broadlane is a GPO whose clients include more than 915 acute care hospitals, more than 2,600 sub-acute care facilities and more than 18,000 physician practices.

We started a Direct to Consumer pilot campaign in February 2010 for the sale of the FemSoft Insert in coordination with clinical institutions and a distributor, primarily in the Charlotte, North Carolina and south Florida areas, and have invested over $600,000 in the campaign, primarily in the second quarter of fiscal 2010. While it is still too early to know the full potential of this product in the marketplace, management believes it can become an integral part of our product offering.

We sell our Rochester Medical brand products and other companies’ products direct to the patient in the United Kingdom through the Script-Easy program. U.K. residents can call a toll free number and order products for direct home delivery upon verification of a prescription from a doctor.

We rely on arrangements with medical product companies and independent distributors to sell our products in Europe and other international markets. These arrangements are conducted under the Rochester Medical brand name and under brands controlled by the medical product companies. International sales accounted for 59%, 58% and 60% of total sales in fiscal 2010, 2009 and 2008, respectively.

Private Label Distribution Agreements

We supply a number of medical product companies with products on a private label basis. Our practice has been to enter into written agreements with these distributors of our products.

Through a Private Label Distribution Agreement with Coloplast, we supply silicone MECs to be sold under Coloplast’s brands worldwide, excluding the United Kingdom, through June 2011. Through a Private Label Agreement with Hollister, we supply silicone MECs to be sold under the Hollister brand worldwide, excluding the United Kingdom, through December 2014.

Manufacturing

We design and build custom equipment to implement our manufacturing technologies and processes. Our two manufacturing facilities are located in Stewartville, Minnesota. In one building, we produce our Foley catheters on one production line and our MECs on other lines. Our second building houses our liquid encapsulation manufacturing operations, as well as our FemSoft Insert and intermittent catheter manufacturing lines.

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

Research and Development

In 2009, we introduced two new advanced product lines, our Magic3 intermittent catheters and our StrataSI and StrataNF Foley catheters. Our Magic3 intermittent catheters are created from a composition of three distinct functional layers designed to independently address a particular product attribute required for comfortable, easy, and reliable intermittent catheterization. Our StrataSI and StrataNF Foley catheters feature proprietary comfort-layered technology consisting of a soft, pliable inner core surrounded by ultra-soft, ultra-smooth outer layers.

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

With our patented technology, nitrofurazone is incorporated into the structure of our catheter, and a controlled dosage of the antimicrobial compound is eluted from the catheter into the urethral tract. Unlike competitive catheters, in vitro tests show our antibacterial Foley catheter to be effective against a broad range of pathogens including a number of multi-drug resistant pathogens. Our Foley catheter is the only catheter currently on the market which the FDA allows the manufacturer to indicate on the packaging that it reduces the incidence of Catheter Associated UTI. We believe it is also the only non-latex Foley catheter shown to be effective against Catheter Associated UTI. We believe these to be competitive advantages of our antibacterial catheters.

All topical antibacterial compounds (including nitrofurazone) and all systemic antibiotics have some inherent risk of allowing development of resistant organisms and allowing overgrowth of organisms which are inherently resistant to the particular compound. Two of the reasons we selected nitrofurazone for use in our catheters, however, are that: (1) no known significant resistance to the compound has yet developed in over 50 years of use by the medical community; and (2) it has been found to be effective against a very broad spectrum of pathogens that can cause urinary tract infections. Although we have data from an extensive survey conducted in Spain from November 2003 to October 2004 on Foley catheters in chronically catheterized patients in an acute care setting (i.e., within a hospital environment) that showed positive results for the use of nitrofurazone-impregnated catheters on a longer term basis (approximately 30-45 days of use), we have not conducted clinical trials in the extended care setting (i.e., for personal, at-home use) and do not make clinical claims for our antibacterial intermittent catheters used in that setting.

Research and development expense for fiscal years 2010, 2009 and 2008 was $1,235,000, $1,241,000 and $1,044,000, respectively.

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

In February 2004, we brought suit against certain GPOs and individual defendants alleging anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters, and sought an unspecified amount of damages and injunctive and other relief. Beginning in November 2006 and concluding in January 2009, we reached settlements with each of the defendants, resulting in aggregate settlement proceeds to us of $61,325,000 (net $39,605,000 after payment of attorneys’ fees and expenses) and an Innovative Technology Contract with Novation. No further action is expected with respect to this lawsuit.

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

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA market authorization. These differences may affect the efficiency and timeliness of international market introduction of our products. For countries in the European Union (“EU”), medical devices must display a CE mark before they may be imported or sold. In order to obtain and maintain the CE mark, we must comply with the Medical Device Directive and pass an initial and annual facilities audit inspections to ISO 13485 standards by an EU inspection agency. We have obtained ISO 13485 quality system certification and the products we currently distribute into the EU display the required CE mark. In order to maintain certification, we are required to pass annual facilities audit inspections conducted by EU inspectors.

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

In November 2009, the CMS issued a specific Medicare reimbursement code which covers our FemSoft Insert. Due to an oversight by CMS, a non-coverage policy for the FemSoft Insert was mistakenly issued. When notified of the error in April 2010, the CMS reviewed the matter and has since removed the non-coverage statement. We believe the availability of Medicare reimbursement will help this unique device become an economically accessible and often preferred solution for incontinent women in the United States.

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

Employees

As of September 30, 2010, we employed 268 full-time employees, of whom 170 were in manufacturing, 77 in marketing and sales and the remainder in research and development and administration. We are not a party to any collective bargaining agreement and believe our employee relations are good.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position

Anthony J. Conway	66	Chairman of the Board, Chief Executive Officer and President
Robert M. Anglin	43	Vice President, Quality and Regulatory
James M. Carper	59	Vice President, Marketing
Philip J. Conway	54	Vice President, Production Technologies
David A. Jonas	46	Director, Chief Financial Officer, Treasurer and Secretary
Martyn R. Sholtis	51	Corporate Vice President

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

James M. Carper has served as our Vice President of Marketing since November 2008, and also leads our U.S. Acute Care sales team. Mr. Carper joined us in 1994 as a Regional Sales Manager and was promoted in 1996 to Director of Marketing, a position he held until September 2000. Mr. Carper ran his own marketing agency from 2000 to 2007 before rejoining us as our Marketing Director. Prior to Rochester Medical, he served as the Marketing Manager for urological products with Sherwood Medical.

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

Martyn R. Sholtis joined us in April 1992 and serves as our Corporate Vice President. Mr. Sholtis is responsible for all corporate business development activities, and also leads our international sales and U.S. Home Care sales team. From 1985 to 1992, Mr. Sholtis was employed by Sherwood Medical, a company that manufactured and sold a variety of disposable medical products including urological catheters, most recently as Regional Sales Manager for the Nursing Care Division.

Messrs. Anthony J. Conway and Philip J. Conway are brothers.

Recent Developments

In September 2009, the FemSoft Insert was approved for inclusion in Part IX of the UK Drug Tariff as a prescription product that is reimbursable under the National Healthcare System, commencing in 2010. In November 2009, the CMS issued a specific Medicare reimbursement code which covers our FemSoft Insert. Due to an oversight by CMS, a non-coverage policy for the FemSoft Insert was mistakenly issued. When notified of the error in April 2010, the CMS reviewed the matter and has since removed the non-coverage statement.

In November 2009, we were awarded a urological products contract with Broadlane Inc. This contract became effective January 1, 2010 and is a two year contract. Broadlane is a GPO whose clients include more than 915 acute care hospitals, more than 2,600 sub-acute care facilities and more than 18,000 physician practices.

In June 2010, we announced that we were a winner of the fifth annual Pinnacle Award, presented by the Premier healthcare alliance. Premier contracts with more than 800 suppliers and we were one of 38 contracted suppliers to receive the Pinnacle Award. The award recognizes outstanding management of Premier agreements and drive toward the mutual goal of providing clinical and financial value to the not-for-profit hospitals that are members of the Premier alliance.

As part of our strategic plan, we are in the process of significantly expanding our U.S. sales and marketing presence in order to further enhance the sales and acceptance of our branded products. By 2010 calendar year end, we plan to complete the addition of over 30 new sales professionals to our staff.

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

A significant portion of our revenues come from a small number of customers

We depend on a relatively small number of customers for a significant portion of our net sales. Our five largest customers in fiscal 2010 represented approximately 36% of our total net sales. Because our larger customers typically purchase products in relatively large quantities at a time, our financial performance can fluctuate from quarter to quarter depending upon the timing of their purchases. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales. Because our major customers represent such a large part of our business, the loss of any of our major customers could negatively impact our business.

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

We depend on private label sales arrangements and third party distributors for a significant portion of our revenues, the loss of one or more of which could reduce our future sales revenue

A significant portion of our net sales to date have depended on our ability to provide products that meet the requirements of medical product companies that resell or distribute our products under their brand names, and on the sales and marketing efforts of such entities. Private label sales arrangements with these entities are likely to continue to be a significant, but declining, portion of our revenues in the future. We also rely on various independent distributors to sell our products. There can be no assurance that our private label purchasers and distributors will be able to successfully market and sell our products, that they will devote sufficient resources to support the marketing of any of our products, that they will market any of our products at prices which will permit such products to develop, achieve, or sustain market acceptance, or that they will not develop alternative sources of supply. Worldwide private label sales increased 1.2% in fiscal 2010 compared to fiscal 2009, and represented 28% of total sales. The failure of our purchasers and distributors to continue to purchase products from us at levels reasonably consistent with their prior purchases or to effectively market our products, or our failure to replace such private label sales with sales under the Rochester Medical brand, could significantly reduce our future sales revenue.

We may not succeed in establishing a separate brand identity for our Rochester Medical brand products

Our success will depend on our ability to overcome established market positions of competitors and to establish our own market presence under the Rochester Medical brand name. One of the challenges facing us in this respect is our ability to compete with companies that offer a wider array of products to hospitals and medical care institutions, distributors and end users. In addition, until 2007 we had been unsuccessful in competing in the Group Purchasing Organization (GPO) market, where organizations such as hospitals, rehabilitation centers and acute care facilities acquire products not directly from manufacturers, but rather from distributors where pricing is determined under agreements between those distributors and GPOs. In November 2006, we announced we had been awarded a national GPO contract for urological products from Premier Purchasing Partners, L.P., one of the largest GPOs in the United States with over $27 billion in contract purchases per year. The contract includes our Foley catheters (including our infection control catheters), male external catheters, intermittent catheters, and urethral inserts, and has been extended through February 2013. In August 2007, we announced that Novation, LLC awarded us an Innovative Technology Contract for our urological catheter products and related accessories, including our advanced infection control catheters. The contract became effective on September 1, 2007, and has since been renewed through June 30, 2013. In November 2009, we were awarded a urological products contract with Broadlane Inc. This contract became effective January 1, 2010 and is a two year contract. There can be no assurance, however, that these contracts will generate significant sales, that the contracts will be renewed beyond their initial terms, or that contracts with other GPOs will follow. We may also find it difficult to sell our products due to the limited recognition of our brand name.

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

We face significant competition in the market for urinary continence products

The medical products market in general is, and the markets for urinary continence care products in particular are, highly competitive. Many of our competitors have greater name recognition than us and offer well known and established products, some of which are less expensive than our products. As a result, even if we can demonstrate that our products provide greater ease of use, lifestyle improvement or beneficial effects on medical outcomes over the course of treatment, we may not be successful in capturing a significant share of the market. In addition, many of our competitors offer broader product lines than us, which may be a competitive advantage in obtaining contracts with GPOs, and may adversely affect our ability to obtain contracts with such GPOs. Many of our competitors also have substantially more marketing and sales experience than us and substantially larger sales forces and greater resources to devote to such efforts. There can be no assurance that we will be able to compete successfully against such competitors.

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

We have a limited history of profitability and may experience future losses

Until fiscal 2003, we experienced net losses. Our net loss for the fiscal year ended September 30, 2010 was ($254,000), while net income for the fiscal years ended September 30, 2009 and 2008 was $109,000 and $759,000, respectively. A substantial portion of the expenses associated with our manufacturing facilities are fixed in nature (i.e. depreciation) and will reduce our operating margin until such time, if ever, as we are able to increase utilization of our capacity through increased sales of our products. Our strategic plan continues to require a significant investment in our sales and marketing programs, which may not result in the accelerated revenue growth that we anticipate. As a result, there can be no assurance that we will ever generate substantial revenues or sustain profitability. Although we achieved profitability in fiscal years 2003 through 2009, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

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

A portion of our revenues are dependent upon sales of our products outside the United States. Foreign regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to even more rigorous regulation by foreign governmental authorities in the future. Penalties for a company’s noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and criminal sanctions. We rely on our third-party foreign distributors to comply with certain foreign regulatory requirements. The inability or failure of us or such foreign distributors to comply with varying foreign regulations or the imposition of new regulations could restrict the sale of our products internationally and thereby adversely affect our business, financial condition and results of operations.

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

In March 2010, significant health care reform was enacted into law in the United States, which included a number of provisions aimed at improving quality and decreasing costs. It is uncertain what consequences these provisions will have on patient access to new technologies and what impacts these provisions will have on Medicare reimbursement rates. Further legislative or administrative reforms to the U.S. or international reimbursement systems that significantly reduce reimbursement for our products or deny coverage for such products, or adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues, would have an adverse impact on the products purchased by our customers and the prices our customers are willing to pay for them. This in turn would have an adverse effect on our financial condition and results of operations.

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected by recent healthcare reform legislation and other administration and legislative proposals.

The Patient Protection and Affordable Care Act and Health Care and Educational Reconciliation Act (the Acts) were enacted into law in March 2010. Certain provisions of the Acts will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the legislation. The legislation does levy a 2.3% excise tax on all U.S. medical device sales beginning in 2013. This new tax may materially and adversely affect our business and results of operations. The legislation also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the provisions include a reduction in the annual rate of inflation for hospitals starting in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

We depend on certain key personnel, the loss of whom could harm our business

If we are unable to attract, train and retain highly-skilled technical, managerial, sales and marketing personnel, we may be at a competitive disadvantage and unable to develop new products or increase revenue. We may grant large numbers of stock options to attract and retain personnel, which could be highly dilutive to our shareholders. The failure to attract, train, retain and effectively manage employees could negatively impact our research and development and sales efforts. As part of our strategic plan, we are in the process of significantly expanding our U.S. sales and marketing presence. The loss of sales personnel could lead to lost sales opportunities because it can take several months to hire and train replacement sales personnel. Uncertainty created by turnover of key employees could adversely affect our business, operating results and stock price.

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

Our international sales and operations expose us to foreign currency fluctuations and additional risks and uncertainties that could adversely affect our results of operations

Sales outside the U.S. accounted for approximately 59% of our net sales in fiscal 2010. We anticipate that sales from international operations will continue to represent a significant portion of our total sales. We are currently marketing our products in approximately 80 countries around the world and will continue to market and sell our products either through a direct sales force or through distributors in international markets, subject to our receipt of the requisite foreign regulatory approvals. We have distribution arrangements with three distributors in international markets. We cannot assure you that international distributors for our products will devote adequate resources to selling and servicing our products.

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

In addition to foreign currency exchange rate fluctuations, there are a number of additional risks associated with our international operations, including those related to:

•	the ability of our independent distributors to market and sell our products;

•	our ability to identify new independent distributors in international markets where we do not currently have distributors;

•	the impact of recessions in economies outside the United States;

•	foreign tax laws and potential increased costs associated with overlapping tax structures;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	unexpected changes or increases in regulatory requirements, surtaxes, tariffs, customs duties or other trade barriers;

•	weaker intellectual property rights protection in some countries; and

•	political and economic instability, including concerns over excessive levels of national debt and budget deficits in countries where we market our products that could result in an inability to pay or timely pay outstanding payables.

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

Weakness in the United States and international economies may continue to adversely affect our business

We experienced a challenging economic environment in fiscal 2010 in which customers in all geographic regions in which we operate reduced or deferred purchases of our products. Financial difficulties or the inability to borrow money to fund operations may adversely impact our customers’ ability or decision to purchase our products or to pay for products they do purchase on a timely basis, if at all. Although there are some indications that the economy in the United States has begun to recover, the strength and timing of an economic recovery remains uncertain, which could continue to adversely affect our operations and results in fiscal 2011. The economies of Europe and other regions may also remain distressed well into 2011 or longer, which could continue to adversely affect our operations and results in fiscal 2011. The strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent a continued global economic slowdown may negatively impact our net sales and profit margins, sales volumes and reimbursement rates from third party payors.

Our strategic business plan may not produce the intended growth in revenue and operating income.

Our strategies include making significant investments in sales and marketing programs to achieve revenue growth and margin improvement targets. If we do not achieve the expected benefits from these investments or otherwise fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting and our results of operations may be adversely affected.

In addition, as part of our strategy for growth, we may make acquisitions and enter into strategic alliances such as joint ventures and joint development agreements. However, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully, and our strategic alliances may not prove to be successful. In this regard, acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will properly ascertain all such risks. In addition, acquisitions could result in the incurrence of substantial additional indebtedness and other expenses or in potentially dilutive issuances of equity securities. There can be no assurance that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

We may be unable to meet our future capital requirements

We believe our existing resources and anticipated cash flows from operations will be sufficient to satisfy our capital needs for the foreseeable future. However, our actual liquidity and capital requirements will depend on numerous factors, including the costs, method and timing of expansion of sales and marketing activities and manufacturing capacity; the amount of revenues from sales of our existing and new products, including hydrophilic and antibacterial intermittent catheters and the FemSoft Insert; changes in, termination of, and the success of, existing and new distribution arrangements; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments relating to regulatory and third party reimbursement matters; the cost and progress of our research and development efforts; opportunities for growth through acquisition, joint venture or other business combinations, if any; and other factors. Our ability to obtain financing for acquisitions or other general corporate and commercial purposes will depend on our operating and financial performance and is also subject to prevailing economic and financial conditions and to business and other factors beyond our control. Recently, global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions, a general tightening of credit, and an unprecedented level of market intervention from the United States and other governments. These events have adversely affected the U.S. and world economy, and may adversely affect the availability and cost of financing. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing, collaborate relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our administrative offices and liquid encapsulation manufacturing operations occupy a 66,000 square foot manufacturing and office facility on a 33-acre site owned by us and located in an industrial park in Stewartville, Minnesota. Our male external catheter and Foley catheter manufacturing operations occupy a 34,000 square foot manufacturing and office building located on a nearby 3.5 acre site owned by us in the same industrial park. In fiscal 2010, we constructed 3,000 square feet of chemical storage space as an addition to our male external catheter and Foley catheter manufacturing facility. We also own a 13,000 square foot office building/warehouse in Lancing, England. Based on present plans, we believe that our current facilities, which are in good operating condition, will be adequate to meet our current needs. Our manufacturing facilities in Stewartville, Minnesota could be expanded if the need arises.

ITEM 3.	Legal Proceedings

We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial condition, results of operations or cash flows.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing and Prices

Our common stock is quoted on the Nasdaq Global Market under the symbol ROCM. The following table sets forth, for the periods indicated, the range of high and low last sale prices for our common stock as reported by the Nasdaq Global Market.

	High	Low

Fiscal 2009
First Quarter	$15.58	$10.51
Second Quarter	15.23	9.05
Third Quarter	14.15	9.74
Fourth Quarter	13.42	11.83
Fiscal 2010
First Quarter	$11.88	$10.11
Second Quarter	13.80	11.50
Third Quarter	13.12	9.44
Fourth Quarter	11.17	8.56

Repurchases of Equity Securities

In December 1999, our Board of Directors authorized a share repurchase program. Up to 2,000,000 shares may be repurchased from time to time on the open market, or pursuant to negotiated or block transactions, in accordance with applicable Securities and Exchange Commission regulations. No time limit has been placed on the duration of the share repurchase program and it may be conducted over an extended period of time as business and market conditions warrant. We also may discontinue the share repurchase program at any time. We intend to fund such repurchases with currently available funds. On March 3, 2009, we announced our intention to repurchase some of our outstanding common shares pursuant to our previously authorized share repurchase program.

During fiscal 2010, we repurchased a total of 132,915 shares of common stock pursuant to this program. The following table summarizes our share repurchases during the three months ended September 30, 2010:

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that May Yet be
	Total Number of	Average Price	Part of Publicly	Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plan

July 1, 2010 — July 31, 2010	—	—	151,993	1,848,007
August 1, 2010 — August 31, 2010	77,315	$9.18	229,308	1,770,692
September 1, 2010 — September 30, 2010	55,600	$8.89	284,908	1,715,092

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

Holders

As of December 1, 2010, we had 117 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name.

Dividends

We have paid no cash dividends on our common stock, and we do not intend to pay cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

The following graph compares the yearly percentage changes in the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Market Index and the Hemscott Group Medical Instruments and Supplies Index (“MG Index”) during the five fiscal years ended September 30, 2010. The comparison assumes $100 was invested on October 1, 2005 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. We did not pay any dividends during any period presented. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG ROCHESTER MEDICAL CORP.,
NASDAQ MARKET INDEX AND MORNINGSTAR GROUP INDEX

ASSUMES $100 INVESTED ON OCT. 01, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEP. 30, 2010

	Fiscal Year Ending
	9/30/05	9/30/06	9/30/07	9/30/08	9/30/09	9/30/10
Rochester Medical Corporation	$100	$169.16	$387.41	$283.03	$256.99	$232.87

Morningstar Group Medical Instruments and Supplies Index	100	99.75	123.28	128.02	109.92	99.05

Nasdaq Composite Index	100	105.83	127.44	99.42	101.93	114.78

ITEM 6.	Selected Financial Data

The following selected financial data of Rochester Medical Corporation as of September 30, 2010 and 2009 and for each of the three years in the period ended September 30, 2010, is derived from, and should be read together with, our consolidated financial statements audited by Grant Thornton, LLP, our independent auditors. The following selected financial data as of September 30, 2008, 2007 and 2006 and for the fiscal years ended September 30, 2007 and 2006 are derived from audited financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	Fiscal Years Ended September 30,
	2010	2009	2008	2007	2006
	(In thousands, except for per share data)

Net sales	$41,443	$34,799	$35,192	$32,663	$21,666
Cost of sales	21,739	17,973	18,484	15,619	13,057

Gross profit	19,704	16,826	16,708	17,044	8,609
Operating expenses:
Marketing and selling	11,869	10,327	9,499	6,490	3,109
Research and development	1,235	1,241	1,044	943	760
General and administrative	6,391	6,007	6,658	6,743	3,345

Total operating expenses	19,495	17,575	17,201	14,176	7,214

Income (loss) from operations	209	(749)	(493)	2,868	1,395
Other income	—	1,200	1,240	38,855	—
Interest income (expense), net	61	24	(566)	775	(108)

Net income before income tax	270	475	181	42,498	1,287
Income tax benefit (expense)	(524)	(366)	578	(8,448)	672

Net income (loss)	$(254)	$109	$759	$34,050	$1,959

Net income (loss) per common share — basic	$(.02)	$.01	$.06	$2.97	$.18
Net income (loss) per common share — diluted	$(.02)	$.01	$.06	$2.77	$.17
Weighted average number of common shares outstanding — basic	12,182	12,045	11,816	11,450	11,068
Weighted average number of common shares outstanding — diluted	12,182	12,640	12,577	12,272	11,666

	As of September 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$35,513	$36,262	$37,002	$37,137	$2,907
Working capital	47,605	48,552	48,772	46,325	7,664
Total assets	75,666	75,965	76,983	75,495	35,952
Long-term debt and other long term obligations	46	1,076	4,046	6,066	7,563
Retained earnings (accumulated deficit)	14,579	14,833	14,724	13,964	(20,086)
Total shareholders’ equity	68,893	68,820	67,699	64,509	23,097

No dividends were declared or paid in any year from 2006 to 2010.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the narrative description of our business in Item 1 of Part I of our Annual Report on Form 10-K and our Consolidated Financial Statements, accompanying Notes and other information listed in the accompanying Financial Table of Contents.

Overview

We develop, manufacture and market a broad line of innovative, technologically enhanced PVC-free and latex-free urinary continence and urine drainage care products for the extended care and acute care markets. Our products are comprised of our base products, which include our male external catheters and standard silicone Foley catheters, and our advanced products, which include our intermittent catheters, our anti-infection Foley catheters and our FemSoft Insert. We market our products under our Rochester Medical® brand, and also supply our products to several large medical product companies for sale under brands owned by these companies, which are referred to as private label sales. We sell our products both in the domestic market and internationally. International sales accounted for approximately 59% and 58% of total sales in the fiscal years ending September 30, 2010 and 2009, respectively.

We sell our products in the United States under the Rochester Medical brand name through an eighteen-person direct sales force. As part of our strategic plan, we are in the process of significantly expanding our U.S. sales and marketing presence in order to further enhance the sales and acceptance of our branded products. By 2010 calendar year end, we plan to complete the addition of over 30 additional sales professionals to our staff. We have also reorganized our sales and marketing team for better efficiencies and allocation of talent, increased management involvement with field sales and upgraded our sales tools and training programs. Through our subsidiary, Rochester Medical Limited, we sell our products in the United Kingdom under the Rochester Medical brand name through an eighteen-person direct sales force. We also have distribution arrangements with three distributors in international markets. The primary markets for our products are distributors, extended care facilities and individual hospitals and healthcare institutions.

A significant portion of our net sales to date have depended on our ability to provide products that meet the requirements of medical product companies that resell or distribute our products, and on the sales and marketing efforts of such entities. Private label sales arrangements with these entities are likely to continue to be a significant, but declining, percentage of our revenues in the future, while we continue to establish our own market presence under the Rochester Medical brand name. Private label sales represented 28% of total sales in fiscal 2010, compared to 33% of total sales in fiscal 2009.

For fiscal 2010, we increased the investment in our sales and marketing programs, primarily through cash generated from current operations, to support Rochester Medical branded sales growth in the U.S. and Europe. Our advanced products will eventually contribute a higher profit margin than our base products, and our Rochester Medical branded products contribute a higher profit margin than private label sales, particularly branded sales in the United Kingdom and elsewhere in Europe. Increasing our percentage of sales of branded products versus private label sales over time will have a positive impact on our gross margin. Branded sales accounted for 72% of total sales for the year ended September 30, 2010, compared to 67% for the prior year. Advanced products accounted for 18% of total sales for the year ended September 30, 2010, compared to 15% for the prior year.

Net sales for our fiscal year ended September 30, 2010 were $41.4 million, an increase of $6.6 million from $34.8 million in the prior fiscal year. The increase in net sales resulted from a 28% increase in branded sales for the fiscal year and a 1% increase in private label sales. The increase in branded sales resulted from an increase in sales of both base and advanced products in the United Kingdom as well as in the United States and internationally.

Our five largest customers in fiscal 2010 represented approximately 36% of our total net sales. Because our larger customers typically purchase products in relatively large quantities at a time, our financial performance can fluctuate from quarter to quarter depending upon the timing of their purchases. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales.

We also sell our Rochester Medical brand products and other companies’ products direct to the patient in the United Kingdom through the Script-Easy program. U.K. residents can call a toll free number and order products for direct home delivery upon verification of a prescription from a doctor. In fiscal 2010, the Script-Easy program contributed $7.5 million of net sales compared to $4.7 million in fiscal 2009, and is the vehicle where new intermittent catheter patients and FemSoft patients in the U.K. are driven.

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

Events that have contributed to the recent growth of our business include:

•	In February 2004, we brought suit against certain Group Purchasing Organizations (GPOs) and individual defendants alleging anti-competitive conduct against the defendants in the markets for standard and anti-infection Foley catheters as well as urethral catheters, and sought an unspecified amount of damages and injunctive and other relief. Beginning in November 2006 and concluding in January 2009, we reached settlements with each of the defendants, resulting in aggregate settlement proceeds to us of $61,325,000 (net $39,605,000 after payment of attorneys’ fees and expenses) and an Innovative Technology Contract with Novation. No further action is expected with respect to this lawsuit.

•	In November 2006, we announced we had been awarded a national Group Purchasing Contract for urological products from Premier Purchasing Partners, L.P. (“Premier”). Premier is one of the largest GPOs in the United States with over $27 billion in contract purchases per year. Premier is owned by more than 200 leading not-for-profit hospitals and affiliated with more than 1,500 hospitals and 42,000 other healthcare sites. The contract includes our Foley catheters (including our infection control catheters), male external catheters, intermittent catheters, and urethral inserts. The contract became effective March 1, 2007, and has been extended through February 2013.

•	As mentioned above, Novation awarded us an Innovative Technology Contract for our urological catheter products and related accessories, including our advanced infection control catheters. Novation provides contracting services to nearly 25,000 members of VHA, Inc. and the University HealthSystem Consortium, or UHC, and more than 15,000 customers of Provista (formerly HPPI). The contract became effective on September 1, 2007, and has been extended through June 30, 2013.

•	Effective April 1, 2008, the four regional Durable Medical Equipment Medicare Administrative Contractors covering the United States implemented a new reimbursement policy covering the use of intermittent catheters. The main policy change now allows an intermittent catheter user a maximum of 200 catheters per month instead of four catheters per month under the previous policy. We believe this is a very positive change in helping reduce urinary tract infections and improving the quality of life for intermittent catheter users. We expect the updated Medicare coverage policy will increase the usage of intermittent catheters in the U.S., although the scale and pace of the change are difficult to predict.

•	In January 2009, we introduced Magic3, our advanced line of silicone intermittent catheters, which are the first intermittent catheters created from a composition of three distinct functional layers. We initiated a comprehensive marketing campaign by rolling out the Magic3 intermittent catheter line in the U.S. with introduction to our distribution partners and targeted clinical call points. The marketing campaign encompassed clinicians as well as catheter users. Concurrently, the new product line was introduced by Rochester Medical Limited in the United Kingdom and Europe where a similar comprehensive marketing campaign was launched.

•	In September 2009, we introduced our new StrataSI and StrataNF silicone Foley catheters. The improved silicone design consists of a soft, pliable inner core surrounded by ultra-soft, ultra-smooth outer layers allowing for softness and flexibility we believe is unique in an all-silicone catheter. The StrataNF version includes a nitrofurazone anti-infective matrix within the silicone.

•	In September 2009, the FemSoft Insert was approved for inclusion in Part IX of the UK Drug Tariff as a prescription product that is reimbursable under the National Healthcare System, commencing in 2010. In November 2009, the CMS issued a specific Medicare reimbursement code which covers our FemSoft Insert. Due to an oversight by CMS, a non-coverage policy for the FemSoft Insert was mistakenly issued. When notified of the error in April 2010, the CMS reviewed the matter and has since removed the non-coverage statement. We believe the availability of National Healthcare System and Medicare reimbursement will help this unique device become an economically accessible and often preferred solution for incontinent women in the United Kingdom and in the United States. We started a Direct to Consumer pilot campaign in February 2010 for the sale of the FemSoft Insert in coordination with clinical institutions and a distributor, primarily in the Charlotte, North Carolina and south Florida areas, and have invested over $600,000 in the campaign, primarily in the second quarter of fiscal 2010. While it is still too early to know the full potential of this product in the marketplace, management believes it can become an integral part of our product offering.

•	In November 2009, we were also awarded a urological products contract with Broadlane Inc. This contract became effective January 1, 2010 and is a two year contract. Broadlane is a GPO whose clients include more than 915 acute care hospitals, more than 2,600 sub-acute care facilities and more than 18,000 physician practices.

•	In June 2010, we announced that we were a winner of the fifth annual Pinnacle Award, presented by the Premier healthcare alliance. Premier contracts with more than 800 suppliers and we were one of 38 contracted suppliers to receive the Pinnacle Award. The award recognizes outstanding management of Premier agreements and drive toward the mutual goal of providing clinical and financial value to the not-for-profit hospitals that are members of the Premier Alliance.

Our net loss for fiscal 2010 was $254,000, or $0.02 per diluted share compared to net income of $109,000, or $0.01 per diluted share, in fiscal 2009. The 2010 net loss compared to the 2009 net income primarily resulted from our increased investment in sales and marketing, as well as the impact of a lawsuit settlement ($1 million after payment of attorneys’ fees and expenses) recorded in fiscal 2009 and the recognition of income taxes in 2010.

As of September 30, 2010, we had $4.5 million in cash and cash equivalents, and $31.0 million invested in marketable securities. The marketable securities primarily consist of $25.7 million invested in U.S. treasury bills and $3.1 million invested in mutual funds and $2.2 million in CD’s. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative and are intended to reduce the risk of loss or any material impact on our financial condition. We are currently reporting an unrealized loss of $413,000 related to the mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. We currently consider these unrealized losses to be temporary.

Management believes that the ongoing strategic effort to grow our Rochester Medical branded sales through increased investment in sales and marketing programs is providing positive results. In order to further enhance the sales and acceptance of our branded products, we are in the process of significantly expanding our U.S. sales and marketing presence as part of our updated three year strategic business plan. We expect such increased investment to be funded primarily through cash generated from current operations. While most of the anticipated resulting acceleration in sales growth is expected to occur in fiscal years 2012 and 2013, sales in fiscal 2011 are expected to remain strong with an annual growth rate in a range comparable to fiscal 2010. Some quarter to quarter fluctuation in sales growth remains likely through the term of the plan, primarily due to the timing of large private label orders. We will also continue to look for other strategic opportunities to increase our product line and distribution capabilities.

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

Inventories

Inventories, consisting of material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out method) or market. Our policy is to establish an excess and obsolete reserve for our products in excess of the expected demand for such products. At September 30, 2010, this reserve was $125,000, compared to $126,000 at September 30, 2009. If actual future demand or market conditions differ from those projected by us, additional inventory valuation adjustments may be required. These valuation adjustments would be included in cost of goods sold.

Accounts Receivable

We maintain an allowance for doubtful accounts, which is calculated by a combination of specific account identification as well as percentages of past due balances. At September 30, 2010, this allowance was $54,000 compared to $63,000 at September 30, 2009. If actual future collections or customer liquidity conditions differ from those projected by us, additional receivables valuation adjustments may be required. We perform periodic credit evaluations of our customers’ financial condition. We require prepayments by certain foreign customers. Receivables generally are due within 30 to 60 days.

Revenue Recognition

We have standard contract terms with all non-Group Purchase Organization customers of FOB shipping point; as such, sales are recognized upon shipment. GPO customers have terms of FOB destination per the agreement and thus sales are recognized upon delivery of goods to the customer. Revenue is recognized when title and risk of ownership have passed, the price to the buyer is fixed and determinable and recoverability is reasonably assured. For all GPO customer orders shipped within the last five working days of a quarter, we monitor the shipping tracking number for such shipments to verify receipt by the customer. If we are able to verify receipt by the customer by the end of the month, the sale is recognized. Payment terms for all customers range from prepayment to 60 days. Customers cannot return unsold products unless we have authorized such return for warranty claims. We do not grant significant price concessions to our customers.

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

Income Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and United Kingdom, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized. For 2010,we recorded a valuation allowance of $47,000 related to Minnesota R&D credit carryovers as we believe it is more likely than not that the deferred tax asset will not be utilized in future years. We have not recorded a valuation allowance on any other net deferred tax assets because there is sufficient future projected income to sustain that the deferred tax assets will more likely than not be able to be utilized. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance.

Valuation of Goodwill and Other Intangibles

We follow Accounting Standards Codification (ASC) 350, Goodwill and Other Intangible Assets. When we acquire a company, the purchase price is allocated, as applicable, between identifiable trademarks, other intangible assets, net tangible assets, and goodwill as required by U.S. generally accepted accounting principles. Determining the portion of the purchase price allocated to the trademarks and other intangible assets requires us to make significant estimates. The amount of the purchase price allocated to trademarks and other intangible assets is determined by estimating the future cash flows of each trademark or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired business. Goodwill is tested for impairment annually on the anniversary date of the acquisition, or more frequently if changes in circumstance or the occurrence of events suggest that the carrying amount may be impaired. We have determined the reporting unit continues to be at the enterprise level. In our judgment, the market capitalization of our company is the best indicator of the fair value of the reporting unit and we have used the market capitalization of our company in our annual impairment test. Goodwill was $4.6 million as of September 30, 2010 and 2009.

Finite-life intangible assets consist primarily of purchased technology, patents and trademarks and are amortized using the straight-line method, as appropriate, over their estimated useful lives, ranging from 5 to 20 years. All of our intangible assets are finite-lived. We review these intangible assets for impairment as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $5.6 million and $6.2 million as of September 30, 2010 and 2009, respectively.

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

Stock-Based Compensation

Effective October 1, 2005, we adopted the accounting provisions that are now part of ASC 718, Compensation-Stock Compensation. Under the fair value recognition provisions of ASC 718, we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We elected the modified-prospective method of adopting ASC 718, under which prior periods are not retroactively revised. Estimated stock-based compensation expense for the non-vested portion of awards granted prior to the effective date is being recognized over the remaining service period using the compensation cost estimated for pro forma disclosures under ASC 718. Total stock-based compensation expense recognized during the fiscal year ended September 30, 2010 was $1.0 million after-tax ($1.5 million pre-tax). See Note 7 to our consolidated financial statements for further information regarding our stock-based compensation programs.

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

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the expense associated with new awards in future periods may differ significantly from what we have recorded in the current period related to historical awards and could materially affect our net earnings and diluted earnings per share of a future period. There were no modifications to any of our plans in 2010.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net sales:

	Fiscal Years Ended September 30,
	2010	2009	2008

Total net sales	100.0%	100.0%	100.0%
Cost of sales	52.5	51.6	52.5

Gross margin	47.5	48.4	47.5
Operating expenses:
Marketing and selling	28.6	29.7	27.0
Research and development	3.0	3.6	3.0
General and administrative	15.4	17.3	18.9

Total operating expenses	47.0	50.6	48.9

Income (loss) from operations	0.5	(2.2)	(1.4)
Other income	—	3.5	—
Interest income (expense), net	0.2	—	1.9

Net income before income taxes	0.7%	1.3%	0.5%

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

Rochester Medical branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	Fiscal Years Ended September 30,
		2010			2009			2008
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total

Private label sales:
Base products	$7,799	$3,580	$11,379	$6,756	$4,158	$10,914	$6,533	$3,827	$10,360
Advanced products	302	—	302	629	—	629	984	—	984

Total private label sales	8,101	3,580	11,681	7,385	4,158	11,543	7,517	3,827	11,344
Branded sales:
Base products	4,668	18,025	22,693	4,029	14,605	18,634	3,950	16,493	20,443
Advanced products	4,051	3,018	7,069	3,033	1,589	4,622	2,676	729	3,405

Total branded sales	8,719	21,043	29,762	7,062	16,194	23,256	6,626	17,222	23,848

Total net sales:	$16,820	$24,623	$41,443	$14,447	$20,352	$34,799	$14,143	$21,049	$35,192

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

Net Sales.  Net sales increased 19% to $41.4 million in fiscal 2010 from $34.8 million in the prior fiscal year. The increase in net sales resulted from a 28% increase in branded sales for the fiscal year and a 1% increase in private label sales. The increase in branded sales resulted from an increase in sales of base and advanced products in the United Kingdom as well as increased sales of base and advanced products in the U.S. and other international markets. Domestic sales of branded products increased by 23% for fiscal 2010 compared to fiscal 2009. Our international branded sales increased 30% compared to fiscal 2009. Management believes these results demonstrate the favorable impact of our strategic decision to increase investments in sales and marketing programs for our Rochester Medical branded products, particularly for our advanced intermittent and Foley catheters, and which we believe will continue to drive growth in branded sales.

Private label sales of base products were up slightly from the prior year offset by a slight decrease in sales of advanced products to Hollister. Additionally, starting in the second quarter of fiscal 2010, one of our European private label customers began purchasing branded products and stopped purchasing private label products, resulting in a negative impact on our overall private label sales for the year and a corresponding positive impact on branded sales. Sales of products under the Rochester Medical brand comprised 72% of total sales in fiscal 2010, with private label sales representing 28% of total sales. In fiscal 2009, private label sales comprised 33% of total sales. We expect private label sales as a percentage of total sales to decline over time as we focus more on our branded sales.

Gross Margin.  Our gross margin as a percentage of net sales was 48% in fiscal 2010 and 2009. Increased sales of lower margin products, particularly new advanced intermittent catheters and Foley catheters, offset manufacturing efficiencies and increased sales of higher margin products, particularly male external catheters. Management expects the sale of our new advanced intermittent catheters and our Foley catheters in kit and tray configurations will continue to have a negative impact on margin until we are producing them at higher levels needed to achieve manufacturing efficiencies.

Marketing and Selling.  For fiscal 2010, we continued to increase the investment in our sales and marketing programs, primarily through cash generated from current operations, to support Rochester Medical branded sales growth in the U.S. and Europe. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense increased 15% in fiscal 2010 as compared to fiscal 2009, with marketing and selling expense of approximately $11.9 million in fiscal 2010 and $10.3 million in fiscal 2009. The increase in marketing and selling expense is primarily related to $1,015,000 of increased advertising and project costs mostly focused on our Femsoft Insert and our new advanced intermittent and Foley catheters, $259,000 of compensation expenses, $149,000 in freight, $120,000 of increased travel expenses and $65,000 increase in consulting fees. Marketing and selling expense as a percentage of net sales for fiscal 2010 was 29% compared to 30% for fiscal 2009.

Research and Development.  Research and development expense primarily includes internal labor costs, materials used to develop new products as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense remained flat with the prior year at $1,235,000 in fiscal 2010 compared to $1,241,000 in the prior fiscal year. Research and development expense as a percentage of net sales for fiscal 2010 and fiscal 2009 was 3% and 4%, respectively.

General and Administrative.  General and administrative expense primarily includes payroll expense related to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors and auditors. General and administrative expense increased to $6.4 million in 2010 from $6.0 million in fiscal 2009. The changes in general and administrative expense primarily relate to increases of $220,000 in compensation expenses, $100,000 in supplies and repairs, $90,000 in charitable contributions, $75,000 in depreciation, $45,000 of travel expenses, $43,000 of utilities expenses, and $30,000 of other expenses, offset by decreases of $210,000 in professional fees. General and administrative expense as a percentage of net sales for fiscal 2010 and fiscal 2009 was 15% and 17%, respectively.

Interest Income.  Interest income decreased 16% to $239,000 in fiscal 2010 from $283,000 in the prior fiscal year. The decrease reflects overall lower interest rates on investments.

Interest Expense.  Interest expense decreased 32% to $177,000 in fiscal 2010 from $259,000 in fiscal 2009. The decrease in interest expense reflects decreases in our outstanding debt that was used to partially finance our asset acquisitions in June 2006 from Mentor and Coloplast.

Income Taxes.  During the current fiscal year we utilized our remaining federal NOL carryovers, and had previously utilized all of our state NOL carryovers. We have UK NOL carry-forwards as of September 30, 2010 of approximately 1.3 million pounds sterling (approximately $2.0 million). For fiscal 2010, we recorded a valuation allowance of $47,000 related to Minnesota R&D credit carryovers as we believe it is more likely than not that the deferred tax asset will not be utilized in future years. We have not recorded a valuation allowance on any other net deferred tax assets because there is sufficient future projected income to sustain that the deferred tax assets will more likely than not be able to be utilized.

For fiscal 2010, we had an effective tax rate of approximately 194% resulting primarily from foreign operations, incentive stock options and a few discrete adjustments having an effect on the tax rate. These discrete adjustments included retroactive changes in deferred taxes as a result of a change in tax rates and recording a valuation allowance in the current year for Minnesota R&D credit carryovers. The amount of these items in comparison to our net income for the current year results in a significant effect on our effective tax rate percentage. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate in the range of 30-34%.

Net Income.  For fiscal 2010, we reported a net loss of $254,000 compared to net income of $109,000 in fiscal 2009. The change in net income was primarily impacted by our increased strategic investment in sales and marketing programs, a lawsuit settlement ($1 million after payment of attorneys’ fees and expenses) recorded in fiscal 2009 and the recognition of income taxes in fiscal 2010.

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

Net Sales.  Net sales decreased 1% to $34.8 million in fiscal 2009 from $35.2 million in the prior fiscal year. The decrease in net sales resulted from a 2% decrease in branded sales for the fiscal year, partially offset by a 2% increase in private label sales. The decrease in branded sales resulted from a decrease in sales of base products in the United Kingdom primarily due to fluctuations in the foreign currency exchange rate between the US dollar and the pound sterling, partially offset by an increase in sales of advanced products in the U.S. and internationally. The aggregate effect of exchange rate fluctuations for the year resulted in a decrease of $2.8 million in net branded sales. Domestic sales of branded products increased by 7% for fiscal 2009 compared to fiscal 2008. Our international branded sales decreased 6% compared to fiscal 2008 primarily as a result of the change in foreign currency exchange rates. Private label sales of base products were up slightly from the prior year offset by a slight decrease in sales of advanced products to Hollister. Sales of products under the Rochester Medical brand comprised 67% of total sales in fiscal 2009, with private label sales representing 33% of total sales. In fiscal 2008, private label sales comprised 32% of total sales.

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

Research and Development.  Research and development expense primarily includes internal labor costs, materials used to develop new products as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense increased 19% to $1,241,000 in fiscal 2009 from $1,044,000 in the prior fiscal year. The increase in research and development expense relates primarily to increased compensation expense of $177,000 and $50,000 of project costs offset by a decrease in supplies expense of $30,000. Research and development expense as a percentage of net sales for fiscal 2009 and fiscal 2008 was 4% and 3%, respectively.

General and Administrative.  General and administrative expense primarily includes payroll expense related to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors and auditors. General and administrative expense declined to $6.0 million in 2009 from $6.7 million in fiscal 2008. The changes in general and administrative expense primarily relate to decreased administrative costs of $286,000 in professional fees, $211,000 of other expenses, $82,000 of travel expenses, $63,000 of utilities expenses, $44,000 of consulting fees and $38,000 in charitable contributions offset by increases of $91,000 in compensation expense. General and administrative expense as a percentage of net sales for fiscal 2009 and fiscal 2008 was 17% and 19%, respectively.

Interest Income.  Interest income decreased 77% to $283,000 in fiscal 2009 from $1.2 million in the prior fiscal year. The decrease reflects overall lower interest rates on investments.

Interest Expense.  Interest expense decreased 46% to $259,000 in fiscal 2009 from $478,000 in fiscal 2008. The decrease in interest expense reflects decreases in our outstanding debt that was used to partially finance our asset acquisitions in June 2006 from Mentor and Coloplast and refinancing of debt at a lower interest rate.

Income Taxes.  As of September 30, 2009, we had federal net operating loss carryforwards available to offset future taxable income. No valuation allowance was recorded against the net deferred tax assets because there was sufficient future projected income to sustain that the deferred tax assets will more likely than not be able to be utilized.

For fiscal 2009, we had an effective tax rate of approximately 77% affected by foreign operations, incentive stock options and research and development tax credits. The amount of these items in comparison to our net income for fiscal 2009 resulted in a significant effect on the effective tax rate percentage.

Net Income.  Our net income decreased to $109,000 in fiscal 2009 from $759,000 in 2008. Net income was impacted by our increased strategic investment in sales and marketing programs and increased costs in research and development of new products. Additionally, we experienced a challenging economic environment in fiscal 2009 in which customers in all geographic regions in which we operate reduced or deferred purchases of our products.

Liquidity and Capital Resources

We have historically financed our operations primarily through public offerings and private placements of our equity securities, and have raised approximately $40.7 million in net proceeds since our inception.

Our cash, cash equivalents and marketable securities were $35.5 million at September 30, 2010 compared with $36.3 million at September 30, 2009. The decrease in cash primarily resulted from cash used for capital expenditures, stock repurchases, and debt repayments offset by cash provided by operations. As of September 30, 2010, we had $31.0 million invested in marketable securities. The marketable securities primarily consist of $25.7 million invested in U.S. treasury bills and $3.1 million invested in mutual funds and $2.2 million in CD’s. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative and are intended to reduce the risk of loss or any material impact on our financial condition. We are currently reporting an unrealized loss of $413,000 related to the mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. We currently consider these unrealized losses to be temporary.

We generated a net $3.1 million of cash in operating activities during the year compared with $1.7 million for the same period last year, with the primary difference being decreased levels of inventory balances at the end of 2010. Cash flow provided by operating activities in 2010 was comprised of net loss of $254,000 increased by a decrease in net working capital components and increased by net non-cash charges of $3.6 million, including depreciation and amortization of $2.1 million and stock-based compensation of $1.5 million. Significant working capital changes are as follows:

•	a $1,481,000 increase in accounts receivable reflecting increasing sales activity over prior year.

•	a $410,000 decrease in inventory as a result of increased sales in the fourth quarter of fiscal 2010.

•	a $173,000 increase in deferred income taxes.

•	a $229,000 decrease in prepaid expenses and other current assets.

•	a $270,000 increase in accounts payable reflecting timing of payments.

•	a $267,000 increase in other current liabilities including normal business expense accruals.

During fiscal 2010, our working capital position, excluding cash and marketable securities, decreased by $198,000. Accounts receivable balances increased $1,481,000 during the fiscal year primarily due to increased sales at the end of the fourth quarter. Inventories as of September 30, 2010 decreased $410,000 over fiscal 2009 as a result of increased sales volumes. Changes in other asset and liability balances related to timing differences.

Investing activities, primarily capital expenditures and the purchase of marketable securities, used net cash of $2.8 million in fiscal 2010.

Financing activities, primarily long term debt payments and share repurchases, used net cash of $2.3 million in fiscal 2010.

In June 2006, in conjunction with the asset purchase agreement with Coloplast, we entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing payable and due in five equal installments of $1,068,000 payable annually on June 2. We have imputed interest on the note at 6.90% and reflect a net liability of $1,018,053 on our balance sheet as of September 30, 2010. The final installment is due in June 2011.

In February 2009, we entered into a $14,000,000 credit facility with UBS Financial. The credit facility consists of a revolving line of credit of up to $14,000,000 with interest accruing monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.25%. In January 2010, the aggregate funds available under the credit facility was increased from $14,000,000 to $25,000,000. As of September 30, 2010 we had an outstanding balance of $1,660,616 under the revolving line of credit. Our obligations under the credit facility are payable on demand and are secured by our investments in marketable securities held at UBS.

We currently believe that our existing resources and anticipated cash flows from operations will be sufficient to satisfy our capital needs for the foreseeable future. However, our actual liquidity and capital requirements will depend upon numerous factors, including the costs, method and timing of expansion of sales and marketing activities; the amount of revenues from sales of our existing and new products; changes in, termination of, and the success of, existing and new distribution arrangements; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; the cost and progress of our research and development efforts; opportunities for growth through acquisition, joint venture or other business combinations, if any; and other factors. Our ability to obtain financing for acquisitions or other general corporate and commercial purposes will depend on our operating and financial performance and is also subject to prevailing economic and financial conditions and to business and other factors beyond our control. Recently, global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions, a general tightening of credit, and an unprecedented level of market intervention from the United States and other governments. These events have adversely affected the U.S. and world economy, and may adversely affect the availability and cost of financing. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.

Disclosures about Contractual Obligations and Commercial Commitments

The following table summarizes our contractual commitments and commercial obligations that affect our financial condition and liquidity position as of September 30, 2010:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4 - 5 years	years

Long term debt, including interest	$2,678,668	$2,678,668	$—	$—	$—
Unrecognized tax benefits under FIN 48(1)	46,327	—	46,327	—	—
Operating leases	548,273	275,075	273,198	—	—
Purchase obligations (general operating)	1,776,515	1,776,515	—	—	—

Total Contractual Obligations	$5,049,783	$4,730,258	$319,525	$—	$—

(1)	See Item 8 of Part II of this Form 10-K, “Financial Statements and Supplementary Data — Note 8 — Income Taxes.”

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-09, ‘‘Amendments to Certain Recognition and Disclosure Requirements,” that amends guidance on subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. This standard became effective for us in the second quarter of fiscal 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification,” that clarifies which transactions are subject to the guidance on decrease in ownership and expands the disclosure requirements for the deconsolidation of a subsidiary or the derecognition of a group of assets. This ASU clarifies that the scope of the decrease in ownership guidance applies to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This ASU expands the disclosure requirements to include disclosure of the fair value techniques used, the nature of any continuing involvement and whether the transaction was with a related party. This standard became effective for us in the second quarter of fiscal 2010 and is retrospectively effective for transactions that occurred after October 1, 2009. We have not entered into any transactions that result in a decrease in ownership within the scope of this standard. Therefore, the adoption of this standard did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” that requires entities to make new disclosures about recurring or nonrecurring fair-value measurements and provides clarification of existing disclosure requirements. For assets and liabilities that are measured at fair value on a recurring basis, the ASU requires disclosure of significant transfers between Levels 1 and 2, and transfers into and out of Level 3 of the fair value hierarchy and the reasons for those transfers. Significant transfers into each level must be disclosed and discussed separately from transfers out of each level. Significance is judged with respect to earnings, total assets, total liabilities or total equity. An accounting policy must be determined and disclosed as to when transfers between levels are recognized; (1) actual date, (2) beginning of period or (3) end of period. The ASU amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. The ASU amends ASC 820 to require fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of the valuation technique and inputs used to measure fair value is required for both recurring and nonrecurring fair value measurements. This standard became effective for our fiscal year ending September 30, 2010, except for the requirement to provide the Level activity of purchases, sales, issuances and settlement on a gross basis, which will be effective beginning in the first quarter of fiscal year 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our consolidated financial statements.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of September 30, 2010.

Our independent auditor has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of September 30, 2010 as stated in their reports on pages 39 and 40.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in U.S. dollars and British pounds. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative in light of current economic conditions, and include primarily U.S. treasury bills to reduce the risk of loss or any material impact on our financial condition. Our revolving line of credit bears interest at a floating rate based on the quoted one-month LIBOR rate plus 1.25%. As of September 30, 2010 we had an outstanding balance of $1,660,616 under the revolving line of credit.

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

Rochester Medical Corporation

Consolidated Financial Statements

Years Ended September 30, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Rochester Medical Corporation

We have audited the accompanying consolidated balance sheet of Rochester Medical Corporation (a Minnesota corporation) and subsidiary (collectively, the “Company”) as of September 30, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rochester Medical Corporation and subsidiary as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rochester Medical Corporation’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 10, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Grant Thornton LLP

Minneapolis, Minnesota
December 10, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Rochester Medical Corporation

We have audited Rochester Medical Corporation’s (a Minnesota corporation) internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Rochester Medical Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Rochester Medical Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Rochester Medical Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rochester Medical Corporation as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows and financial statement schedule for each of the three years in the period ended September 30, 2010, and our report dated December 10, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Grant Thornton LLP

Minneapolis, Minnesota
December 10, 2010

ROCHESTER MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009

Assets:
Current assets:
Cash and cash equivalents	$4,545,907	$6,365,584
Marketable securities	30,967,007	29,896,740
Accounts receivable, less allowance for doubtful accounts ($54,048 — 2010; $63,369 — 2009)	7,858,540	6,418,656
Inventories, net	9,240,291	9,710,234
Prepaid expenses and other current assets	846,899	1,076,183
Deferred income tax asset	872,849	1,153,964

Total current assets	54,331,493	54,621,361
Property, plant and equipment:
Land	695,872	702,120
Buildings	7,301,551	7,145,768
Equipment and fixtures	18,543,813	16,954,719

	26,541,236	24,802,607
Less accumulated depreciation	(16,523,997)	(15,118,799)

Total property, plant and equipment	10,017,239	9,683,808
Deferred income tax asset	1,175,052	768,874
Goodwill	4,561,781	4,648,165
Intangible assets, less accumulated amortization ($2,747,745 — 2010; $2,120,096 — 2009)	5,351,620	6,017,944
Patents, less accumulated amortization ($1,268,907 — 2010; $1,207,316 — 2009)	229,106	224,815

Total assets	$75,666,291	$75,964,967

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,016,058	$1,755,472
Accrued compensation	1,458,652	1,176,949
Accrued expenses	610,570	350,403
Current maturities of debt	2,641,233	2,786,622

Total current liabilities	6,726,513	6,069,446
Long-term liabilities:
Other long term liabilities	46,327	55,889
Long-term debt, less current maturities	—	1,019,735

Total long-term liabilities	46,327	1,075,624
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 40,000,000
Issued and outstanding shares: (12,072,452 — 2010; 12,190,367 — 2009)	57,200,531	56,840,856
Retained earnings	14,578,678	14,832,213
Accumulated other comprehensive loss	(2,885,758)	(2,853,172)

Total shareholders’ equity	68,893,451	68,819,897

Total liabilities and shareholders’ equity	$75,666,291	$75,964,967

The accompanying notes are an integral part of these financial statements.

ROCHESTER MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September 30,
	2010	2009	2008

Net sales	$41,442,680	$34,798,829	$35,191,949
Cost of sales	21,739,014	17,973,314	18,483,985

Gross profit	19,703,666	16,825,515	16,707,964
Operating expenses:
Marketing and selling	11,868,737	10,327,396	9,498,596
Research and development	1,235,367	1,241,095	1,044,205
General and administrative	6,391,003	6,006,906	6,658,002

Total operating expenses	19,495,107	17,575,397	17,200,803

Income (loss) from operations	208,559	(749,882)	(492,839)
Other income (expense):
Interest income	239,171	283,195	1,239,689
Other income (expense)	—	1,200,442	(88,642)
Interest expense	(177,401)	(259,341)	(477,560)

Total other income	61,770	1,224,296	673,487

Net income before income taxes	270,329	474,414	180,648
Income tax benefit (expense)	(523,864)	(365,742)	578,455

Net income (loss)	$(253,535)	$108,672	$759,103

Net income (loss) per common share — basic	$(.02)	$.01	$.06
Net income (loss) per common share — diluted	$(.02)	$.01	$.06

Weighted average number of common shares outstanding — basic	12,181,549	12,045,313	11,815,904

Weighted average number of common shares outstanding — diluted	12,181,549	12,639,853	12,577,337

The accompanying notes are an integral part of these financial statements.

ROCHESTER MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS)

			Retained	Accumulated
			Earnings	Other
	Common Stock		(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Income (Loss)	Total

Balance at September 30, 2007	11,690,886	$50,150,739	$13,964,438	$393,748	$64,508,925
Comprehensive income (loss):
Net income for the year	—	—	759,103	—	759,103
Foreign currency translation adjustment	—	—	—	(1,456,869)	(1,456,869)
Tax effect on unrealized loss on securities	—	—	—	138,890	138,890
Unrealized loss on available-for-sale securities	—	—	—	(324,450)	(324,450)

Subtotal — comprehensive loss					(883,326)
Tax benefit of stock options exercised	—	1,364,491	—	—	1,364,491
Stock based compensation	—	1,364,561	—	—	1,364,561
Stock option exercises	245,700	1,343,878	—	—	1,343,878

Balance at September 30, 2008	11,936,586	54,223,669	14,723,541	(1,248,681)	67,698,529
Comprehensive income (loss):
Net income for the year	—	—	108,672	—	108,672
Foreign currency translation adjustment	—	—	—	(1,624,527)	(1,624,527)
Tax effect on unrealized loss on securities	—	—	—	142,587	142,587
Unrealized loss on available-for-sale securities	—	—	—	(122,551)	(122,551)

Subtotal — comprehensive loss					(1,495,819)
Tax benefit of stock options exercised	—	562,308	—	—	562,308
Stock based compensation	—	1,330,220	—	—	1,330,220
Common stock repurchased	(110,653)	(1,058,041)	—	—	(1,058,041)
Stock option exercises	364,434	1,782,700	—	—	1,782,700

Balance at September 30, 2009	12,190,367	56,840,856	14,832,213	(2,853,172)	68,819,897
Net income (loss) for the year	—	—	(253,535)	—	(253,535)
Foreign currency translation adjustment	—	—	—	(117,457)	(117,457)
Tax effect on unrealized loss on securities	—	—	—	(46,814)	(46,814)
Unrealized loss on available-for-sale securities	—	—	—	131,685	131,685

Subtotal — comprehensive loss					(286,121)
Tax benefit of stock options exercised	—	39,970	—	—	39,970
Stock based compensation	—	1,481,102	—	—	1,481,102
Common stock repurchased	(132,915)	(1,202,339)	—	—	(1,202,339)
Stock option exercises	15,000	40,942	—	—	40,942

Balance at September 30, 2010	12,072,452	$57,200,531	$14,578,678	$(2,885,758)	$68,893,451

The accompanying notes are an integral part of these financial statements.

ROCHESTER MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September 30,
	2010	2009	2008

Operating Activities:
Net income (loss)	$(253,535)	$108,672	$759,103
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,407,963	1,234,081	1,209,554
Amortization	694,925	692,756	717,009
Stock based compensation	1,481,102	1,330,220	1,364,561
Deferred income taxes	(172,627)	196,545	(528,535)
Tax benefit of stock options exercised	—	—	404,959
Changes in operating assets and liabilities:
Accounts receivable	(1,481,287)	(657,793)	(841,382)
Inventories	409,967	(1,101,735)	(604,318)
Prepaid expenses and other current assets	228,520	(62,859)	(655,116)
Accounts payable	269,679	(320,632)	1,096,684
Income tax payable	265,874	(60,034)	(415,671)
Other current liabilities	267,041	325,055	(110,327)

Net cash provided by operating activities	3,117,622	1,684,276	2,396,521
Investing Activities:
Purchases of property, plant and equipment	(1,763,869)	(1,171,788)	(1,609,741)
Patents	(65,882)	(57,685)	(26,915)
Purchase of marketable securities	(66,622,304)	(55,358,876)	(76,658,063)
Proceeds from sales and maturities of marketable securities	65,683,722	53,853,269	78,444,303

Net cash provided by (used in) investing activities	(2,768,333)	(2,735,080)	149,584
Financing Activities:
Increase in short-term debt	600,000	2,000,000	—
Payments on long-term debt	(1,765,124)	(3,940,120)	(2,169,233)
Repurchase of common stock	(1,202,339)	(1,058,041)	—
Excess tax benefit from exercises of stock options	39,979	562,308	959,523
Net proceeds from issuance of common stock from option exercises	40,942	1,782,700	1,343,877

Net cash provided by (used in) financing activities	(2,286,542)	(653,153)	134,167
Effect of exchange rate on cash and cash equivalents	117,576	(438,459)	(843,628)

Increase (decrease) in cash and cash equivalents	(1,819,677)	(2,142,416)	1,836,644
Cash and cash equivalents at beginning of year	6,365,584	8,508,000	6,671,356

Cash and cash equivalents at end of year	$4,545,907	$6,365,584	$8,508,000

Supplemental Cash Flow Information:
Cash paid for interest	$109,779	$443,791	$476,577
Cash paid for income taxes	264,743	313,640	785,000

The accompanying notes are an integral part of these financial statements.

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents includes balances in foreign accounts totaling $4.1 million and $4.2 million at September 30, 2010 and 2009 respectively. The Company maintains its cash in bank deposit accounts which, at times, may exceed the insurance limits of the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts.

Marketable Securities

As of September 30, 2010, the Company has $31.0 million invested in high quality, investment grade debt securities, primarily consisting of $25.7 million invested in U.S. treasury bills and $3.1 million invested in a mutual fund and $2.2 million in CD’s. The Company is currently reporting an unrealized loss of $412,583 related to the mutual fund as a result of the recent fluctuations in the credit markets impacting the current market value. The Company currently considers these unrealized losses to be temporary.

Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. The cost and fair value of available-for-sale securities were as follows:

		Unrealized
	Cost	Loss	Fair Value

September 30, 2010	$31,379,590	$(412,583)	$30,967,007
September 30, 2009	$30,441,008	$(544,268)	$29,896,740

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

Intangible Assets

Intangible assets consist primarily of purchased trademarks, a supply agreement, and customer relationships and are amortized using the straight-line method, as appropriate, over their estimated useful lives, ranging from 5 to 20 years. The Company reviews these intangible assets for impairment as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. No impairment loss was recognized in the fiscal years ended September 30, 2010, 2009 and 2008.

Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired as prescribed by ASC 350, Goodwill and Other Intangible Assets. Under ASC 350, goodwill and intangibles with indefinite useful lives are not amortized. ASC 350 also requires, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. The Company tests annually for impairment on the anniversary date of the acquisition of the asset, which is currently June 2nd of each fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company performed annual goodwill impairment testing by comparing the market value of the Company’s assets at June 2, 2010 to the net book value of its equity, and concluded that the goodwill was not impaired. No impairment loss was recognized in the fiscal years ended September 30, 2010, 2009 and 2008. The change in value of goodwill in any of the periods presented is entirely related to the change in foreign currency exchange rates in the United Kingdom.

Long-Lived Assets

The Company reviews its long-lived assets for impairment as prescribed by ASC 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that its carrying value of long-lived assets may not be recoverable. Long-lived assets are considered not recoverable when the carrying amount of a long-lived asset (asset group) exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). If it is determined that a long-lived asset (asset group) is not recoverable, an impairment loss is recorded equal to the excess of the carrying amount of the long-lived asset (asset group) over the long-lived asset’s (asset group’s) fair value. Fair value is the amount at which the long-lived asset (asset group) could be bought or sold in a current transaction between a willing buyer and seller, other than in a forced or liquidation sale. No impairment loss was recognized in the fiscal years ended September 30, 2010, 2009 and 2008.

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

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Patents

Capitalized costs include costs incurred in connection with making patent applications for the Company’s products and are amortized on a straight-line basis over eight years. The Company periodically reviews its patents for impairment of value. No impairment loss was recognized in the fiscal years ended September 30, 2010, 2009 and 2008.

Revenue Recognition

The Company has standard contract terms with all non — Group Purchase Organization customers, which include our independent distributors, of FOB shipping point; as such, sales are recognized upon shipment. Group Purchase Organization customers have terms of FOB destination per the agreement and thus sales are recognized upon delivery of goods to the customer. Revenue is recognized when title and risk of ownership have passed, the price to the buyer is fixed and determinable and recoverability is reasonably assured. For all Group Purchase Organization customer orders shipped within the last five working days of a quarter, the Company monitors the shipping tracking number for such shipments to verify receipt by the customer. If the Company is able to verify receipt by the customer by the end of the month, the sale is recognized. Payment terms for all customers range from prepayment to 60 days. Customers cannot return unsold products unless the Company has authorized such return for warranty claims. The Company does not grant significant price concessions to its customers.

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

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities. The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized. For fiscal 2010, the Company recorded a valuation allowance of $47,000 related to Minnesota R&D credit carryovers as the Company believes it is more likely than not that the deferred tax asset will not be utilized in future years. The Company has not recorded a valuation allowance on any other net deferred tax assets because there is sufficient future projected income to sustain that the deferred tax assets will more likely than not be able to be realized.

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is the Company’s practice to recognize penalties and/or interest to income tax matters in income tax expenses. As of September 30, 2010, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.

The Company is subject to income tax examinations in the U.S. federal jurisdiction, as well as in the United Kingdom and various state jurisdictions. The Internal Revenue Service (IRS) completed an examination of the Company’s income tax return for the fiscal year ended September 30, 2007 and a settlement was reached in September 2009. The Company reduced its reserves in accordance with ASC 740, Income Taxes for unrecognized tax benefits as a result of the settlement reached with the IRS.

Advertising Costs

The Company incurred advertising expenses of $1,600,000, $929,000 and $946,000 for the years ended September 30, 2010, 2009 and 2008, respectively. All advertising costs are charged to operations as incurred.

Stock-Based Compensation

Stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, October 1, 2005, based on grant-date fair value estimated in accordance with the accounting provisions that are now part of ASC 718, Compensation-Stock Compensation; and (b) compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on grant-date fair value estimated in accordance with the provisions of ASC 718, recognized utilizing the accelerated expense attribution method for awards with graded vesting. The Company recorded approximately $1,481,000, $1,330,000 and $1,365,000 ($959,000, $878,000 and $887,000 net of tax) of related stock-based compensation expense for the years ended September 30, 2010, 2009 and 2008, respectively.

Net Income (Loss) Per Share

Net income (loss) per common share is calculated in accordance with ASC 260, Earnings Per Share. The Company’s basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. For periods of net loss, diluted net loss per common share equals basic net loss per common share because common stock equivalents are not included in periods where there is a loss, as they are antidilutive. A reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation is as follows:

	Year Ended September 30,
	2010	2009	2008

Numerator:
Net income (loss)	$(253,535)	$108,672	$759,103
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	12,181,549	12,045,313	11,815,904
Effect of dilutive stock options	—	594,540	761,433

Denominator for diluted net income per common share — weighted average shares outstanding	12,181,549	12,639,853	12,577,337

Employee stock options of 230,000 and 5,000 for fiscal years 2009 and, 2008, respectively, have been excluded from the diluted net income (loss) per common share calculations because their exercise prices were greater than the average market price of the Company’s common stock.

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended September 30, 2010, diluted net loss per common share equals basic net loss per common share because common stock equivalents are not included in periods where there is a net loss, as they are antidilutive.

Business Segment

The Company conducts its business within one business segment which is defined as developing, manufacturing and marketing urinary continence and urinary drainage care products.

New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” that amends guidance on subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. This standard became effective for the Company in the second quarter of fiscal 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification,” that clarifies which transactions are subject to the guidance on decrease in ownership and expands the disclosure requirements for the deconsolidation of a subsidiary or the derecognition of a group of assets. This ASU clarifies that the scope of the decrease in ownership guidance applies to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This ASU expands the disclosure requirements to include disclosure of the fair value techniques used, the nature of any continuing involvement and whether the transaction was with a related party. This standard became effective for the Company in the second quarter of fiscal 2010 and is retrospectively effective for transactions that occurred after October 1, 2009. The Company has not entered into any transactions that result in a decrease in ownership within the scope of this standard. Therefore, the adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” that requires entities to make new disclosures about recurring or nonrecurring fair-value measurements and provides clarification of existing disclosure requirements. For assets and liabilities that are measured at fair value on a recurring basis, the ASU requires disclosure of significant transfers between Levels 1 and 2, and transfers into and out of Level 3 of the fair value hierarchy and the reasons for those transfers. Significant transfers into each level must be disclosed and discussed separately from transfers out of each level. Significance is judged with respect to earnings, total assets, total liabilities or total equity. An accounting policy must be determined and disclosed as to when transfers between levels are recognized; (1) actual date, (2) beginning of period or (3) end of period. The ASU amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. The ASU amends ASC 820 to require fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of the valuation technique and inputs used to measure fair value is required for both recurring and nonrecurring fair value measurements. This standard became effective for the Company’s fiscal year ending September 30, 2010, except for the requirement to provide the Level activity of purchases, sales, issuances and settlement on a gross basis, which will be effective beginning in the first quarter of fiscal year 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2008, the Company recorded a foreign currency transaction loss of $89,000 related to the note payable to Coloplast A/S.

4.	Inventories

Inventories are summarized as follows:

	September 30,
	2010	2009

Raw materials	$1,756,313	$1,983,279
Work-in-process	3,233,644	3,863,824
Finished goods	4,375,798	3,989,555
Reserve for inventory obsolescence	(125,464)	(126,424)

	$9,240,291	$9,710,234

5.	Intangible Assets

Intangible assets were as follows:

	September 30, 2010				September 30, 2009
	Estimated Lives	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net Value	Amount	Amortization	Net Value

Trademarks	8 to 15	$5,423,000	$1,755,762	$3,667,238	$5,423,000	$1,350,586	$4,072,414
Supply agreement	5	634,000	549,470	84,530	634,000	422,670	211,330
Customer relationships	20	2,042,365	442,513	1,599,852	2,081,040	346,840	1,734,200

Totals		$8,099,365	$2,747,745	$5,351,620	$8,138,040	$2,120,096	$6,017,944

Amortization expense related to these assets was as follows:

Year ended September 30, 2010	$633,335
Year ended September 30, 2009	632,661
Year ended September 30, 2008	625,299

Estimated annual amortization expense for these assets over the next five years is as follows:

2011	$592,000
2012	507,000
2013	507,000
2014	476,000
2015	414,000

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Leases

The Company leases many of its automobiles for its sales staff in the United Kingdom for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2014. In the normal course of business, it is expected that these leases will be replaced by leases on other vehicles as the lease terms expire.

Lease expense totaled $378,000, $312,000 and $245,000 during fiscal 2010, 2009 and 2008, respectively.

The following is a schedule by fiscal year of future minimum rental payments required under the operating lease agreements:

2011	$275,000
2012	205,000
2013	67,000
2014	1,000

7.	Shareholders’ Equity

Stock Options

The Rochester Medical Corporation 1991 Stock Option Plan authorized the issuance of up to 2,000,000 shares of common stock. Per the terms of the 1991 Stock Option Plan, as of April 20, 2001, no new stock options may be granted under the 1991 Stock Option Plan. As of September 30, 2010, there were 135,700 options outstanding under this plan.

The 2001 Stock Incentive Plan authorized the issuance of up to 2,000,000 shares of common stock pursuant to grants of incentive stock options, non-qualified options or restricted stock. As of January 28, 2010, no new awards may be granted under the 2001 Stock Incentive Plan. As of September 30, 2010, there were 1,334,000 options outstanding under this plan.

On January 28, 2010, the Company’s shareholders approved the Rochester Medical Corporation 2010 Stock Incentive Plan. The 2010 Stock Incentive Plan authorizes the issuance of up to 1,000,000 shares of common stock pursuant to grants of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards. Per the terms of the 2010 Stock Incentive Plan, awards may be granted with a term no longer than ten years. The vesting schedule and other terms of the awards granted under the 2010 Stock Incentive Plan will be determined by the Compensation Committee of the Board of Directors at the time of the grant. As of September 30, 2010, there were 797,000 shares that remained available for issuance under the 2010 Stock Incentive Plan, and there were 203,000 options outstanding under this plan.

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option activity is summarized as follows:

			Weighted	Weighted
			Average	Average
	Shares		Exercise	Remaining
	Reserved	Options	Price Per	Contract
	For Grant	Outstanding	Share	Life

Balance as of September 30, 2007	564,000	1,777,334	$5.90	5.73 years
Options granted	(204,500)	204,500	11.14
Options exercised	—	(245,700)	5.57
Options canceled	27,000	(27,000)	20.91
1991, 1995 Plan — options canceled and not reissuable	(2,000)	—	10.00

Balance as of September 30, 2008	384,500	1,709,134	6.34	5.70 years
Options granted	(217,000)	217,000	11.29
Options exercised	—	(364,434)	4.83
Options canceled	67,000	(67,000)	11.31

Balance as of September 30, 2009	234,500	1,494,700	7.21	5.74 years
2010 Option Plan approved	1,000,000	—
Options granted	(203,000)	203,000	12.27
Options exercised	—	(15,000)	2.73
Options canceled	7,500	(7,500)	11.78
Options expired	2,500	(2,500)	11.78
2001 Plan — options canceled and not reissuable	(244,500)	—	9.76

Balance as of September 30, 2010	797,000	1,672,700	$7.83	5.31 years

Outstanding options exercisable at end of period		1,227,700	$6.79	4.28 years

The number of stock options exercisable at September 30, 2010, 2009 and 2008 was 1,227,700, 1,062,075 and 1,264,384 at a weighted average exercise price of $6.79, $6.04 and $5.36 per share, respectively.

At September 30, 2010, the aggregate intrinsic value of options outstanding was $5,927,084, and the aggregate intrinsic value of options exercisable was $5,490,189. Total intrinsic value of options exercised was $52,801 for the year ended September 30, 2010.

As of September 30, 2010, $1,250,814 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately thirteen months.

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of options granted in 2010, 2009 and 2008 was $7.14, $6.70 and $6.86 per share, respectively. The exercise price of options outstanding at September 30, 2010 ranged from $2.17 to $18.02 per share as summarized in the following table:

			Weighted		Weighted
			Average		Average
		Weighted	Exercise Price		Exercise Price
	Number	Average	Per Share —	Number	Per Share —
Range of	Outstanding	Remaining	Total Options	Exercisable	Options
Exercise Prices	at 9/30/10	Contractual Life	Outstanding	at 9/30/10	Exercisable

$0.00 — $5.00	671,200	2.3 years	$3.20	631,200	$3.40
$5.01 — $10.00	150,000	5.4 years	5.91	150,000	5.91
$10.01 — $15.00	846,500	7.7 years	11.79	442,750	11.83
$15.01 — $20.00	5,000	6.5 years	18.02	3,750	18.02

	1,672,700	5.3 years	$7.83	1,227,700	$6.79

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

Deferred income taxes are due to temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes, in addition to certain tax carryforwards. Significant components of deferred income taxes are as follows:

	September 30,
	2010	2009

Deferred income tax assets:
Allowance for doubtful accounts	$18,088	$20,457
Inventory reserves	41,810	43,010
Inventory capitalization	480,742	506,438
Accrued expenses	97,785	114,855
Nonqualified option expense	1,216,560	936,176
Restricted stock expense	146,716	111,360
Capital loss carryforward	36,805	—
Charitable contributions	40,774	20,996
Research and development credits	46,977	194,783
Net operating loss	544,525	342,577
ASC 320 unrealized loss	146,673	197,678
Valuation allowance	(46,977)	—

Total income tax deferred assets	2,770,478	2,488,330
Deferred income tax liability:
Depreciation and amortization	722,577	565,492

Net deferred income tax assets	$2,047,901	$1,922,838

The deferred tax amounts above have been classified in the accompanying balance sheets as follows:

	September 30,
	2010	2009

Current assets	$872,849	$1,153,964
Noncurrent assets	1,175,052	768,874

	$2,047,901	$1,922,838

The Company records a valuation allowance to reduce the carrying value of its net deferred tax assets to the amount that is more likely than not to be realized. For fiscal 2010, the Company recorded a valuation allowance of $47,000 related to Minnesota R&D credit carryovers as the Company believes it is more likely than not that the deferred tax asset will not be utilized in future years. The Company has not recorded a valuation allowance on any other net deferred tax assets because there is sufficient future projected income to sustain that the deferred tax assets will more likely than not be able to be realized.

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income (loss) before taxes and the provision (benefit) for taxes for the years ended September 30, 2010, 2009, and 2008 consist of the following:

	September 30,
	2010	2009	2008

Income (loss) before taxes:
U.S.	$584,963	$1,155,518	$317,024
Non-U.S.	(314,634)	(681,104)	(136,376)

Total income before taxes	270,329	474,414	180,648
Provision for taxes:
U.S.
Current tax expense (benefit)	552,085	622,512	(230,078)
Deferred tax expense (benefit)	609	(163,393)	(363,176)

Total U.S.	552,694	459,119	(593,254)
Non-U.S.
Current tax expense	—	1,857	40,238
Deferred tax expense (benefit)	(28,524)	(95,234)	(25,439)

Total Non-U.S.	(28,524)	(93,377)	14,799

Total provision (benefit) for taxes	$524,170	$365,742	$(578,455)

The reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended September 30 is as follows:

	2010	2009	2008

Statutory federal income tax rate	34%	34%	34%
Increase (decrease) in taxes resulting from:
State taxes	4	6	28
Foreign taxes	31	29	52
Tax exempt interest	—	—	(142)
Incentive stock options	66	28	59
Change in valuation allowance and utilization of net operating loss carryforward	17	—	—
R&D credits	(15)	(38)	(310)
Change in reserves	(4)	(2)	129
Rate adjustment on deferred taxes	18	—	(109)
DPAD	(10)	8	(70)
Other	53	12	9

Effective income tax rate	194%	77%	(320)%

On October 1, 2007, the Company adopted amendments to ASC 740, Income Taxes, which clarify the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, October 1, 2007, the Company did not have a material liability under ASC 740 for unrecognized tax benefits. As of September 30, 2010, the Company has

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized approximately $46,000 for unrecognized tax benefits. If the Company were to prevail on all unrecognized tax benefits recorded at September 30, 2010, the total gross unrecognized tax benefit totaling approximately $46,000 would benefit the Company’s effective tax rate if recognized.

It is the Company’s practice to recognize penalties and/or interest to income tax matters in income tax expenses. As of September 30, 2010, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the United Kingdom and various state jurisdictions. The Internal Revenue Service completed an examination of our income tax return for the fiscal year ended September 30, 2007, and a settlement was reached in September 2009. The Company reduced its reserves during the year ended September 30, 2009 in accordance with ASC 740, Income Taxes for unrecognized tax benefits as a result of the settlement reached with the IRS.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at October 1, 2009	$55,889
Increases/(decreases) as a result of tax positions taken during a prior period	(22,495)
Increases/(decreases) as a result of tax positions taken during the current period (including interest)	12,933

Balance at September 30, 2010	$46,327

9.	Significant Customers

Significant customers, measured as a percentage of sales, are summarized as follows:

	September 30,
	2010	2009	2008

Significant customers:
Hollister	10%	12%	12%
Coloplast and Coloplast subsidiaries	14	10	14

Total	24%	22%	26%

10.	Employee Benefit Plan

The Company has a 401(k) plan covering employees meeting certain eligibility requirements. The Company currently matches employee contributions at a rate of 50% with a maximum match of 2.5% of salary. The total matching expense for the years ended September 30, 2010, 2009 and 2008 was $134,196, $136,497 and $120,536, respectively. The Company also makes contributions to the Group Personal Pension Scheme for the benefit of the employees of its U.K. subsidiary.

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Geographic Area Data

Sales related to customers in the United States, Europe and the rest of the world are as follows:

	September 30,
	2010	2009	2008

Sales:
United States	$16,820,676	$14,446,788	$14,143,490
Europe	23,658,534	18,794,401	19,107,071
Rest of world	963,470	1,557,640	1,941,388

Total	$41,442,680	$34,798,829	$35,191,949

Sales are attributed to countries based upon the address to which the Company ships products, as set forth on the customer’s purchase order.

Long-lived assets, excluding deferred income tax assets of the Company are located in the United States and Europe as follows:

	September 30,
	2010	2009

Long-lived assets:
United States	$12,649,092	$12,936,346
Europe	7,510,656	7,638,386

Total	$20,159,748	$20,574,732

12.	Line of Credit and Long-Term Debt

In June 2006, in conjunction with an asset purchase agreement with Coloplast A/S, the Company entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing and payable in five equal annual installments of $1,068,000 payable annually on June 2. The Company has imputed interest on the note at 6.90% which reflected the Company’s cost of borrowing at the date of the purchase agreement and the discount is being amortized over the life of the note. The liability balance was $1,018,053 and $1,927,910 at September 30, 2010 and 2009, respectively. The final installment is due June 2011.

In February 2009, the Company entered into a $14,000,000 credit facility with UBS Financial. The credit facility consists of a revolving line of credit of up to $14,000,000 with interest accruing monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.25%. On January 6, 2010, the aggregate funds available under the credit facility was increased from $14,000,000 to $25,000,000. As of September 30, 2010, the Company had an outstanding balance of $1,660,616 under the revolving line of credit. The Company’s obligations under the credit facility are payable on demand and are secured by its investments in marketable securities held at UBS.

13.	Share Repurchase Program

On March 3, 2009, the Company announced its intention to repurchase some of its outstanding common shares pursuant to its previously authorized share repurchase program. Up to 2,000,000 shares may be repurchased from time to time on the open market, or pursuant to negotiated or block transactions, in accordance with applicable Securities and Exchange Commission regulations. During the three months ended September 30, 2010, 132,915 shares were repurchased. During fiscal 2010, the Company repurchased 132,915 shares of common stock pursuant to this program at an average price of $9.05 per share. Total cash consideration for the repurchased

ROCHESTER MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares was approximately $1,200,000. As of September 30, 2010, there remained 1,715,092 shares that may be purchased under the program.

14.	Quarterly Results (Unaudited)

Summary data relating to the results of operations for each quarter of the years ended September 30, 2010 and 2009 follows (in thousands, except per share amounts):

	Three Months Ended
	December 31	March 31	June 30	September 30

Fiscal year 2010:
Net sales	$10,232	$9,845	$10,244	$11,121
Gross profit	4,613	4,659	5,042	5,390
Income (loss) from operations	(298)	(202)	275	433
Net income (loss) before taxes	(310)	(226)	294	513
Net income (loss) per common share — basic	$(.01)	$(.03)	$.01	$.01

Net income (loss) per common share — diluted	$(.01)	$(.03)	$.01	$.01

Fiscal year 2009:
Net sales	$8,436	$8,445	$8,909	$9,009
Gross profit	3,925	4,414	4,184	4,303
Income (loss) from operations	(325)	(90)	(161)	(173)
Net income (loss) before taxes	(40)	864	(176)	(172)
Net income (loss) per common share — basic	$.00	$.03	$(.01)	$(.02)

Net income (loss) per common share — diluted	$.00	$.03	$(.01)	$(.02)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

The information with respect to the Board of Directors contained under the heading “Election of Directors”, the information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and the information contained under the heading “Corporate Governance — Board Meetings and Committees — Audit Committee” in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2010, is incorporated herein by reference. Information with respect to our executive officers is provided in Part I, Item 1.

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

The information contained under the heading “Executive Compensation” in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2010, (except for the information set forth under the subcaption “Compensation Committee Report on Executive Compensation”) is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Equity Compensation Plans. The following table provides information related to our equity compensation plans as of September 30, 2010:

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
	warrants and rights	warrants and rights	(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	1,672,700	$7.83	797,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,672,700	$7.83	797,000

(1)	Includes shares issuable under our 1991 Stock Option Plan, 2001 Stock Incentive Plan and 2010 Stock Incentive Plan.

(b) Security Ownership. The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2010, is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained under the heading “Certain Relationships and Related Transactions” in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2010, is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information contained under the heading “Audit Committee Report and Payment of Fees to Auditors” in the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2010, is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are filed herewith in Item 8.

(i) Consolidated Balance Sheets as of September 30, 2010 and 2009.

(ii) Consolidated Statements of Operations for the years ended September 30, 2010, 2009 and 2008.

(iii) Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended September 30, 2010, 2009 and 2008.

(iv) Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008.

(v) Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts

Financial statement schedules other than those listed have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

(b) Exhibits

The following exhibits are submitted herewith:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2006).
3.2	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on June 12, 2009).
4.1	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.4 of Registrant’s Annual Report on Form 10-KSB for fiscal year ended September 30, 1995).
10.1†	The Company’s 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.5 of Registrant’s Registration Statement on Form S-8, Registration Number 333-10261).
10.2†	Amendment to the Company’s 1991 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.3 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1998).
10.3†	Employment Agreement, dated August 31, 1990 between the Company and Anthony J. Conway. (Incorporated by reference to Exhibit 10.13 of Registrant’s Registration Statement on Form S-18, Registration Number 33-36362-C).
10.4†	Employment Agreement, dated August 31, 1990 between the Company and Philip J. Conway. (Incorporated by reference to Exhibit 10.14 of Registrant’s Registration Statement on Form S-18, Registration Number 33-36362-C).
10.5†	Change of Control Agreement dated December 4, 1998, between the Company and Philip J. Conway (Incorporated by reference to Exhibit 10.3 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 1998).
10.6†	Change of Control Agreement dated November 21, 2000, between the Company and Anthony J. Conway. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).
10.7†	Change of Control Agreement dated November 21, 2000, between the Company and Martyn R. Sholtis. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).

10.8†	Change of Control Agreement dated November 21, 2000, between the Company and David A. Jonas. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2000).
10.9†	The Company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
10.10	Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2006).
10.11	Form of Non-Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.11 of Registrant’s Annual Report on Form 10-K for fiscal year ended September 30, 2006).
10.12	Form of Restricted Stock Award (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 21, 2006).
10.13†	The Company’s Fiscal 2009 Management Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 24, 2008).
10.14†	The Company’s Fiscal 2010 Management Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 19, 2009).
10.15	Agreement, dated May 17, 2006, between Coloplast A/S, Coloplast Limited, Mentor Medical Limited, the Company and Rochester Medical Limited (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.16	Asset Purchase Agreement, dated May 27, 2006, by and between Mentor Corporation and the Company (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.17†	Rochester Medical Corporation 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on February 1, 2010)
10.18†	Form of 2010 Stock Incentive Plan Incentive Stock Option Agreement for employees (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on February 1, 2010)
10.19†	Form of 2010 Stock Incentive Plan Non-Incentive Stock Option Agreement for employees (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on February 1, 2010)
10.20†	Form of 2010 Stock Incentive Plan Non-Incentive Stock Option Agreement for directors (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on February 1, 2010)
21*	Subsidiaries of the Company
23.1*	Consent of Grant Thornton LLP.
24*	Power of Attorney.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b).
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b).

*	Filed herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rochester Medical Corporation

By:	/s/ Anthony J. Conway
Anthony J. Conway
Chairman of the Board, President and,
Chief Executive Officer

Dated: December 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title

/s/ Anthony J. Conway Anthony J. Conway		Chairman of the Board, President and Chief Executive Officer (principal executive officer)

/s/ David A. Jonas David A. Jonas		Director, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)

* Darnell L. Boehm		Director

* Roger W. Schnobrich		Director

* Benson Smith		Director

*By	David A. Jonas David A. Jonas Attorney-in-Fact

Dated: December 10, 2010

ROCHESTER MEDICAL CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COL. A	COL. B	COL. C		COL. D	COL. E

		Additions		(1), (2)
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other Accounts	Deductions	End of
Description	Period	Expenses	— Describe	— Describe	Period

Year ended September 30, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$63,369	$32,543	$—	$41,864	$54,048
Allowance for inventory obsolescence	126,424	63,456	—	64,416	125,464
Year ended September 30, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$65,202	$—	$—	$1,833	$63,369
Allowance for inventory obsolescence	121,951	52,512	—	48,039	126,424
Year ended September 30, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$57,913	$10,807	$—	$3,518	$65,202
Allowance for inventory obsolescence	117,027	104,196	—	99,272	121,951

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