Form 10-Q
period 2010-12-31
ROCHESTER MEDICAL CORPORATION
filed 2011-02-08
CIK 868368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to
Commission File Number: 0-18933
ROCHESTER MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA	41-1613227
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

ONE ROCHESTER MEDICAL DRIVE,
STEWARTVILLE, MN	55976
(Address of principal executive offices)	(Zip Code)
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
12,177,752 Common Shares as of February 4, 2011.

ROCHESTER MEDICAL CORPORATION
Report on Form 10-Q
for quarter ended
December 31, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
Assets:
Current assets:
Cash and cash equivalents	$4,829,288	$4,545,907
Marketable securities	29,267,466	30,967,007
Accounts receivable, net	6,601,443	7,858,540
Inventories, net	9,528,427	9,240,291
Prepaid expenses and other current assets	1,434,309	846,899
Deferred income tax asset	863,051	872,849

Total current assets	52,523,984	54,331,493
Property, plant and equipment:
Land and buildings	8,396,472	7,997,423
Equipment and fixtures	18,495,382	18,543,813

	26,891,854	26,541,236
Less accumulated depreciation	(16,859,114)	(16,523,997)

Total property, plant and equipment	10,032,740	10,017,239
Deferred income tax asset	1,093,280	1,175,052
Goodwill	4,533,151	4,561,781
Finite life intangibles, net	5,426,546	5,580,726

Total assets	$73,609,701	$75,666,291

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,993,978	$2,016,058
Accrued compensation	662,276	1,458,652
Accrued expenses	567,813	610,570
Current maturities of long-term debt	994,093	2,641,233

Total current liabilities	4,218,160	6,726,513
Long-term liabilities:
Other long-term liabilities	52,311	46,327
Long-term debt, less current maturities	—	—

Total long-term liabilities	52,311	46,327
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 40,000,000
Issued and outstanding shares (12,175,752 at — December 31, 2010; 12,072,452 at — September 30, 2010)	57,849,876	57,200,531
Retained earnings	14,409,596	14,578,678
Accumulated other comprehensive loss	(2,920,242)	(2,885,758)

Total shareholders’ equity	69,339,230	68,893,451

Total liabilities and shareholders’ equity	$73,609,701	$75,666,291

Note — The Balance Sheet information at September 30, 2010 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	December 31,
	2010	2009
Net sales	$10,946,405	$10,231,812
Cost of sales	5,542,274	5,618,704

Gross profit	5,404,131	4,613,108

Operating expenses:
Marketing and selling	3,881,980	2,777,317
Research and development	277,855	443,028
General and administrative	1,709,093	1,690,747

Total operating expenses	5,868,928	4,911,092

Loss from operations	(464,797)	(297,984)

Other income (expense):
Interest income	52,570	55,656
Interest expense	(31,259)	(41,118)
Other expense	(16,282)	(26,647)

Net loss before income taxes	(459,768)	(310,093)

Income tax benefit	(290,686)	(140,935)

Net loss	$(169,082)	$(169,158)

Net loss per share — basic	$(0.01)	$(0.01)
Net loss per share — diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding — basic	12,127,268	12,191,590
Weighted average number of common shares outstanding — diluted	12,127,268	12,191,590

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 31,
	2010	2009
Operating activities:
Net loss	$(169,082)	$(169,158)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	337,265	348,875
Amortization	157,268	173,915
Stock based compensation	295,469	285,164
Deferred income tax	82,483	(63,992)
Changes in operating assets and liabilities:
Accounts receivable	1,247,864	(68,417)
Inventories	(306,572)	489,753
Other current assets	(588,317)	(397,098)
Accounts payable	(19,512)	(62,014)
Income tax payable	(177,898)	130,625
Other current liabilities	(655,254)	(550,165)

Net cash provided by operating activities	203,714	117,488

Investing activities:
Purchase of property, plant and equipment	(361,345)	(437,134)
Patents	(12,820)	(16,646)
Purchases of marketable securities	(7,044,243)	(39,215,744)
Sales and maturities of marketable securities	8,808,021	38,677,771

Net cash provided by (used in) investing activities	1,389,613	(991,753)

Financing activities:
Proceeds from long-term debt	—	300,000
Payments on long-term debt	(1,647,140)	—
Excess tax benefit from exercises of stock options	193,526	6,188
Proceeds from issuance of common stock	160,350	11,563

Net cash provided by (used in) financing activities	(1,293,264)	317,751

Effect of exchange rate on cash and cash equivalents	(16,682)	7,081

Increase (decrease) in cash and cash equivalents	283,381	(549,433)

Cash and cash equivalents at beginning of period	4,545,907	6,365,584

Cash and cash equivalents at end of period	$4,829,288	$5,816,151

Supplemental Cash Flow Information
Interest paid	$23,318	$—
Income taxes paid	$5,000	$261,243
The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2010
Note A — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements as of September 30, 2010 and the unaudited December 31, 2010 and 2009 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2010. In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.
Note B — Net Loss Per Share
     Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net loss per common share equals basic net loss per common share because common stock equivalents are not included in periods where there is a loss, as they are antidilutive.
     Employee stock options to purchase 802,000 shares and 609,000 shares were excluded from the diluted net income (loss) per share calculation for the first quarter of fiscal years 2011 and 2010, respectively, because their exercise prices were greater than the average market price of the Company’s common stock and their effect would have been antidilutive.
Note C — Stock Based Compensation
     The Rochester Medical Corporation 1991 Stock Option Plan authorized the issuance of up to 2,000,000 shares of common stock. Per the terms of the 1991 Stock Option Plan, as of April 20, 2001, no new stock options may be granted under the 1991 Stock Option Plan. As of December 31, 2010, there were 76,400 options outstanding under this plan.
     The 2001 Stock Incentive Plan authorized the issuance of up to 2,000,000 shares of common stock pursuant to grants of incentive stock options, non-qualified options or restricted stock. As of January 28, 2010, no new awards may be granted under the 2001 Stock Incentive Plan. As of December 31, 2010, there were 1,290,000 options outstanding under this plan.
     On January 28, 2010, the Company’s shareholders approved the Rochester Medical Corporation 2010 Stock Incentive Plan. The 2010 Stock Incentive Plan authorizes the issuance of up to 1,000,000 shares of common stock pursuant to grants of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards. Per the terms of the 2010 Stock Incentive Plan, awards may be granted with a term no longer than ten years. The vesting schedule and other terms of the awards granted under the 2010 Stock Incentive Plan will be determined by the Compensation Committee of the Board of Directors at the time of the grant. As of December 31, 2010, 797,000 shares remained available for issuance under the 2010 Stock Incentive Plan, and there were 203,000 options outstanding under this plan.

     The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method under which prior periods are not retroactively revised. The Company recorded approximately $295,000 ($195,000 net of tax) and $285,000 ($188,000 net of tax) of related stock-based compensation expense for the quarter ended December 31, 2010 and 2009, respectively. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 for each of the quarters ended December 31, 2010 and 2009.
     As of December 31, 2010, there is approximately $955,000 of unrecognized compensation cost that is expected to be recognized over a weighted average period of approximately thirteen months.
Stock Options
     No stock options were granted in the first quarter of fiscal 2011 or 2010.
     The following table represents stock option activity for the three months ended December 31, 2010:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	1,672,700	$7.83	5.31 Yrs
Granted	—	—
Exercised	(103,300)	$1.55

Outstanding options at end of period	1,569,400	$8.25	5.24 Yrs.

Outstanding options exercisable at end of period	1,202,400	$7.19	4.29 Yrs.

     At December 31, 2010, the aggregate intrinsic value of options outstanding was $4,968,014, and the aggregate intrinsic value of options exercisable was $4,967,271. Total intrinsic value of options exercised was $939,259 for the three months ended December 31, 2010. Shares available for future stock option grants to employees and directors under existing plans were 797,000 at December 31, 2010.
Note D — Marketable Securities
     As of December 31, 2010, the Company has $29.3 million invested in high quality, investment grade debt securities, consisting of $26.1 million invested in U.S. treasury bills and CDs and $3.2 million invested in a mutual fund. The Company is currently reporting an unrealized loss of $348,346 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. The Company currently considers this unrealized loss to be temporary.
     Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. The cost and fair value of available-for-sale securities were as follows:

		Unrealized
	Cost	Loss	Fair Value
December 31, 2010	$29,615,812	$(348,346)	$29,267,466
September 30, 2010	$31,379,590	$(412,583)	$30,967,007
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
Note E — Inventories
     Inventories consist of the following:

	December 31,	September 30,
	2010	2010
Raw materials	$1,788,175	$1,756,313
Work-in-process	3,403,166	3,233,644
Finished goods	4,463,063	4,375,798
Reserve for inventory obsolescence	(125,977)	(125,464)

	$9,528,427	$9,240,291

Note F — Income Taxes
     On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance. For fiscal 2010, the Company recorded a valuation allowance of $47,000 related to Minnesota R&D credit carryovers as the Company believes it is more likely than not that the deferred tax asset will not be utilized in future years. There has been no further valuation allowance recorded for the current quarter. For the quarter ended December 31, 2010, the Company had an effective income tax rate of 63%. The variation of income tax rate from the federal income tax rate of 35% is primarily due to current year permanent adjustments for meals and entertainment expenses, incentive stock options, state taxes and foreign taxes. In future periods, the Company expects the U.S. effective tax rate to be significantly higher than the federal and state statutory rates on U.S. income due to permanent adjustments noted above. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, UK operation profitability, and any discrete items.
     The Company adopted accounting provisions that now form part of ASC 740, Income Taxes, and which clarify the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, October 1, 2007, the Company did not have a material liability for unrecognized tax benefits. As of December 31, 2010, the Company has recognized approximately $52,000 for unrecognized tax benefits. If the Company were to prevail on all unrecognized tax benefits recorded at December 31, 2010, the total gross unrecognized tax benefit totaling approximately $52,000 would benefit the Company’s effective tax rate.

     It is the Company’s practice to recognize penalties and/or interest to income tax matters in income tax expense. As of December 31, 2010, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.
     The Company is subject to income tax examinations from time to time in the U.S. Federal jurisdiction, as well as in the United Kingdom and various state jurisdictions.
Note G — Goodwill and Other Intangible Assets
     The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill and intangibles with indefinite useful lives are not amortized but the Company is required to perform, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. The Company tests annually for impairment on the anniversary date of the acquisition of the asset, which is currently on June 2nd of each fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. The recoverability of other long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company performed annual goodwill impairment testing by comparing the market value of the Company at June 2, 2010 to the net book value of its equity, and concluded that the goodwill was not impaired. The decrease in value of goodwill as of December 31, 2010 is entirely related to the change in foreign currency exchange rates in the United Kingdom.
Note H — Comprehensive Loss
     Comprehensive loss includes net income (loss), changes in foreign currency translation, and changes in the unrealized gain on available for sale securities held. The comprehensive loss for the three months ended December 31, 2010 and 2009 consists of the following:

	Three Months Ended
	December 31,
	2010	2009
Net loss	$(169,082)	$(169,158)
Foreign currency adjustment	(91,410)	135,920
Unrealized gain on available for sale securities held	56,925	13,234

Comprehensive loss	$(203,567)	$(20,004)

Note I — Line of Credit and Long-Term Debt
     In June 2006, in conjunction with an asset purchase agreement with Coloplast A/S, the Company entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing and payable in five equal annual installments of $1,068,000 payable annually on June 2. The Company discounted the note at 6.90% which reflected the Company’s cost of borrowing at the date of the purchase agreement and the discount is being amortized over the life of the note. The discounted liability balance was $1,036,366 at December 31, 2010. The final payment is due on or before June 2, 2011.
     In February 2009, the Company entered into a credit facility with UBS Financial (“UBS”). The credit facility consisted of a revolving line of credit with interest accruing monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.25%. In December 2010, the Company closed its credit facility with UBS and subsequently opened a new credit facility with RBC Wealth Management (“RBC”). The credit facility consists of a revolving line of credit with interest accruing monthly at a variable rate currently at 1.375%. As of December 31, 2010, the Company has no outstanding balance under the revolving line of credit. On January 6, 2011, the aggregate funds available under the credit facility was increased from $14,000,000 to $25,000,000.

Note J — Recently Issued Accounting Standards
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
     In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company is required to adopt ASU No. 2010-20 as of December 15, 2010. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s condensed consolidated financial statements.
Note K — Subsequent Events
     On January 12, 2011, the Company entered into a binding Share Purchase Agreement (the “Purchase Agreement”) with Fornix BioSciences N.V. (“Fornix”) relating to the acquisition of all of the capital stock of Laprolan B.V., a corporation organized under the laws of The Netherlands and a wholly owned subsidiary of Fornix (“Laprolan”). The Purchase Agreement includes the agreement of the Company to pay €10,350,000 for the capital stock of Laprolan. The transactions contemplated by the Purchase Agreement are subject to shareholder approval of Fornix . The transaction is expected to close shortly after the shareholders of Fornix approve the transaction at an extraordinary meeting of shareholders which will take place on or about March 30, 2011. Under the terms of the Purchase Agreement, the closing will be deemed retroactive to January 1, 2011 and, once the closing is complete, the operating results of Laprolan will be for the account of the Company from and after January 1, 2011. The Company expects to apply purchase accounting as of that date and to include the results of Laprolan in its second quarter financial statements.

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

     As part of our updated three year strategic business plan, we intend to continue to increase investment in our sales and marketing programs in fiscal 2011 to support Rochester Medical branded sales growth in the U.S. and Europe through the addition of more than 30 additional sales staff. We expect such increased investment to be funded primarily through cash generated from current operations. Our advanced products will eventually contribute a higher profit margin than our base products, and our Rochester Medical branded products contribute a higher profit margin than private label sales, particularly branded sales in the United Kingdom and elsewhere in Europe. Increasing our percentage of sales of branded products versus private label sales over time will have a positive impact on our gross margin. Branded sales accounted for 72% of total sales for the quarter ended December 31, 2010, compared to 66% for the quarter ended December 31, 2009. Advanced products accounted for 18% of total sales for the quarter ended December 31, 2010, compared to 16% for the quarter ended December 31, 2009.
     In September 2009, the FemSoft Insert was approved for inclusion in Part IX of the UK Drug Tariff as a prescription product that is reimbursable under the National Healthcare System, commencing in 2010. In November 2009, the Centers for Medicare & Medicaid Services (CMS) issued a specific reimbursement code which covers our FemSoft Insert. In January 2011, the CMS notified us of their decision regarding the Medicare reimbursement fee to be used for the FemSoft Insert in response to our request that the pricing data used to establish the fee schedule be revised. The current Medicare fee schedule amount is based on price data that is closest to a 1986/1987 base period and is significantly lower than the current retail price for the FemSoft Insert. We continue to believe that the reimbursement fee is unreasonably low, and we intend to continue to pursue a dialog with the CMS in an effort to change the reimbursement rate. We continue to believe the availability of National Healthcare System and Medicare reimbursement will help this unique device become an economically accessible and often preferred solution for incontinent women in the United Kingdom and in the United States.
     The following discussion pertains to our results of operations and financial position for the quarters ended December 31, 2010 and 2009. Results of the periods are not necessarily indicative of the results to be expected for the complete year. For the first quarter ended December 31, 2010, we reported a net loss of $0.01 per diluted share, compared to a net loss of $0.01 per diluted share for the same period last year. Loss from operations was $465,000 for the quarter ended December 31, 2010 compared to a loss from operations of $298,000 for the quarter ended December 31, 2009, while net loss was $169,000 for each of the quarters ended December 31, 2010 and 2009.
     As of December 31, 2010, we had $4.8 million in cash and cash equivalents, and $29.3 million invested in marketable securities. The marketable securities consist of $26.1 million invested in U.S. treasury bills and CDs and $3.2 million invested in a mutual fund. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative and are intended to reduce the risk of loss or any material impact on our financial condition. We are currently reporting an unrealized loss of $348,000 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. We currently consider this unrealized loss to be temporary.
     On January 12, 2011, we entered into a binding Share Purchase Agreement (the “Purchase Agreement”) with Fornix BioSciences N.V. (“Fornix”) relating to the acquisition of all of the capital stock of Laprolan B.V., a corporation organized under the laws of The Netherlands and a wholly owned subsidiary of Fornix (“Laprolan”). The Purchase Agreement includes our agreement to pay €10,350,000 for the capital stock of Laprolan. The transactions contemplated by the Purchase Agreement are subject to shareholder approval of Fornix . The transaction is expected to close shortly after the shareholders of Fornix approve the transaction at an extraordinary meeting of shareholders which will take place on or about March 30, 2011. Under the terms of the Purchase Agreement, the closing will be deemed retroactive to January 1, 2011 and, once the closing is complete, the operating results of Laprolan will be for our account from and after January 1, 2011. We expect to apply purchase accounting as of that date and to include the results of Laprolan in our second quarter financial statements.

Results of Operations
     The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended
	December 31,
	2010	2009
Net sales	100%	100%
Cost of sales	51	55

Gross margin	49	45

Operating expenses:
Marketing and selling	35	27
Research and development	3	4
General and administrative	16	17

Total operating expenses	54	48

Loss from operations	(5)	(3)
Interest income	—	—
Interest (expense)	—	—
Other income	—	—

Net income (loss) before taxes	(5)	(3)
Income tax expense (benefit)	(3)	(1)

Net income (loss) after taxes	(2)%	(2)%

     The following table sets forth, for the periods indicated, net sales information by product category (base products and advanced products), marketing method (private label and Rochester Medical® branded sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	Fiscal Quarter Ended December 31,
	2010			2009
	Domestic	International	Total	Domestic	International	Total
Private label sales:
Base products	$1,986	$1,129	$3,115	$2,306	$1,192	$3,498
Advanced products	4	—	4	4	—	4

Total private label sales	1,990	1,129	3,119	2,310	1,192	3,502

Branded sales:
Base products	1,254	4,653	5,907	1,006	4,065	5,071
Advanced products	1,073	847	1,920	949	710	1,659

Total branded sales	2,327	5,500	7,827	1,955	4,775	6,730

Total net sales:	$4,317	$6,629	$10,946	$4,265	$5,967	$10,232

Three Month Periods Ended December 31, 2010 and December 31, 2009
     Net Sales. Net sales for the first quarter of fiscal 2011 increased 7% to $10,946,000 from $10,232,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in both branded base and advanced products in the U.S. and internationally, offset by a decrease in sales of private label products. Domestic sales of branded products increased by 19% for the quarter compared to the same period last year. Our international branded sales increased 15% compared to the same period last fiscal year, partially offset by 3%, or $122,000, as a result of the change in foreign currency exchange rates in the United Kingdom as the U.S. dollar was somewhat stronger versus the pound sterling, thereby affecting total branded sales negatively given the significant volume of our branded product sales in the United Kingdom. Management believes these results demonstrate the favorable impact of our strategic decision to increase investments in sales and marketing programs for our Rochester Medical branded products, particularly for our advanced intermittent and Foley catheters, and which we believe will continue to drive growth in branded sales. Private label sales for the first quarter were down 11% from the comparable quarter of last fiscal year and continue to fluctuate on a quarterly basis, primarily due to timing of orders. Private label sales accounted for approximately 28% of total sales for the current quarter. Starting in the second quarter of fiscal 2010, one of our European private label customers began purchasing branded products and stopped purchasing private label products. This resulted in a negative impact on our overall private label sales for the quarter and a corresponding positive impact on branded sales.
     Gross Margin. Our gross margin as a percentage of net sales for the first quarter of fiscal 2011 was 49% compared to 45% for the comparable quarter of last fiscal year. The increase in gross margin this quarter was primarily due to increased sales of higher margin product, particularly our male external catheters and standard silicone Foley catheters. Management expects the sale of these products will continue to have a positive impact on margin.
     Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the first quarter of fiscal 2011 increased 40% to $3,882,000 from $2,777,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to increased marketing expenses associated with a strategic decision to roughly triple our U.S. sales force to gain market share. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended December 31, 2010 and 2009 was 35% and 27% respectively.
     Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense for the first quarter of fiscal 2011 decreased 37% to $278,000 from $443,000 for the comparable quarter of last fiscal year. The decrease in research and development expense relates primarily to decreased expenses related to testing and development of new and enhanced products. Research and development expense as a percentage of net sales for the fiscal quarters ended December 31, 2010 and 2009 was 3% and 4%, respectively.
     General and Administrative. General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors, auditors and utilities. General and administrative expense for the first quarter of fiscal 2011 increased 1% to $1,709,000 from $1,691,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is primarily related to increased legal fees attributed to the pending acquisition of Laprolan B.V. General and administrative expense as a percentage of net sales for the fiscal quarters ended December 31, 2010 and 2009 was 16% and 17%, respectively.
     Interest Income. Interest income for the first quarter of fiscal 2011 decreased 6% to $53,000 from $56,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects lower amounts of cash investments as we paid down debt in the first quarter.
     Interest Expense. Interest expense for the first quarter of fiscal 2011 decreased 24% to $31,000 from $41,000 for the comparable quarter of last fiscal year. The decrease in interest expense reflects lower amounts of debt as a result of quarterly and annual debt payments.
     Other Income/Expense. Other expense for the first quarter of fiscal 2011 decreased 39% to $16,000 from $27,000 for the comparable quarter of last fiscal year. The decrease in other expense reflects the change in the foreign exchange rates related to short term intercompany debt.
     Income Taxes. Income taxes for the first quarter of fiscal 2011 was a benefit of $291,000 compared to a benefit of $141,000 for the comparable quarter last year. For the quarter ended December 31, 2010, we had an effective income tax rate of approximately 63%. The tax rate is affected by the estimated annual worldwide book income before tax in relation to permanent tax adjustments, particularly incentive stock options and identified credits. In future periods, the Company expects the U.S effective tax rate to be significantly higher than the federal and state statutory rates on U.S. income due to permanent adjustments. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, U.K. operation profitability, and discrete items.

Liquidity and Capital Resources
     Our cash, cash equivalents and marketable securities were $34.1 million at December 31, 2010 compared to $35.5 million at September 30, 2010. The decrease in cash primarily resulted from payments on debt and capital expenditures offset by cash provided from the sale of common stock upon exercise of options. As of December 31, 2010, we had $29.3 million invested in marketable securities. The marketable securities consist of $26.1 million invested in U.S. treasury bills and CDs and $3.2 million invested in a mutual fund. We are currently reporting an unrealized loss of $348,000 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. We currently consider this unrealized loss to be temporary.
     During the three-month period ended December 31, 2010, we generated $204,000 of cash from operating activities compared to $117,000 of cash provided by operations during the comparable period of the prior fiscal year. The net cash from operating activities in the first three months of fiscal 2011 primarily reflects our net loss adjusted for non-cash items related to depreciation, amortization, and stock based compensation and decreases in accounts receivable offset by increases in inventories and other current assets, and decreases in accounts payable and other current liabilities. Accounts receivable during this period decreased 16% or $1,248,000, as a result of timing of payments on receivables. Inventories increased $307,000 or 3%, primarily as a result of increased sales in the current quarter. Other current assets during this period increased 69% or $588,000, primarily as a result of prepaid income taxes on intercompany profits and income taxes receivable related to our current quarter loss. Accounts payable decreased $20,000, primarily reflecting timing of expenses related to quarter end. Other current liabilities decreased 35% or $655,000, primarily reflecting payments of accrued wages and fiscal year end 2010 bonuses. In addition, capital expenditures during this period were $361,000 compared to $437,000 for the comparable period last year.
     In June 2006, in conjunction with the asset purchase agreement with Coloplast, we entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing payable and due in five equal installments of $1,068,000 payable annually on June 2. We have discounted the note at 6.90% and reflect a net liability of $1,036,366 on our balance sheet as of December 31, 2010. The final payment is due on or before June 2, 2011.
     In February 2009, we entered into a credit facility with UBS Financial. The credit facility consisted of a revolving line of credit with interest accruing monthly at a floating rate based on the quoted one-month LIBOR rate plus 1.25%. In December 2010, we closed our credit facility with UBS and subsequently opened a new credit facility with RBC Wealth Management (“RBC”). The credit facility consists of a revolving line of credit with interest accruing monthly at a variable rate currently at 1.375%. As of December 31, 2010, we had no outstanding balance under the revolving line of credit. On January 6, 2011, the aggregate funds available under the credit facility was increased from $14,000,000 to $25,000,000.
     We believe that our capital resources on hand at December 31, 2010, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.
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
and other risk factors listed from time to time in our SEC reports, including, without limitation, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in United States dollars and pound sterling. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative in light of current economic conditions, and include primarily U.S. treasury bills to reduce the risk of loss or any material impact on our financial condition. Our revolving line of credit bears interest at a variable rate currently at 1.375%. As of December 31, 2010, we had no borrowings under the revolving line of credit.
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

ROCHESTER MEDICAL CORPORATION

Date: February 8, 2011	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: February 8, 2011	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.