Form 10-Q
period 2011-03-31
ROCHESTER MEDICAL CORPORATION
filed 2011-05-10
CIK 868368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to
Commission File Number: 0-18933
ROCHESTER MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA State or other jurisdiction of incorporation or organization)	41-1613227 (I.R.S. Employer Identification No.)

ONE ROCHESTER MEDICAL DRIVE, STEWARTVILLE, MN (Address of principal executive offices)	55976 (Zip Code)
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
12,322,402 Common Shares as of May 9, 2011.

ROCHESTER MEDICAL CORPORATION
Report on Form 10-Q
for quarter ended
March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$4,889,264	$4,545,907
Marketable securities	29,468,851	30,967,007
Accounts receivable, net	9,179,768	7,858,540
Inventories, net	11,867,139	9,240,291
Prepaid expenses and other current assets	2,236,128	846,899
Deferred income tax asset	851,562	872,849

Total current assets	58,492,712	54,331,493
Property, plant and equipment:
Land and buildings	11,390,955	7,997,423
Equipment and fixtures	19,336,480	18,543,813

	30,727,435	26,541,236
Less accumulated depreciation	(18,797,468)	(16,523,997)

Total property, plant and equipment	11,929,967	10,017,239
Deferred income tax asset	1,195,440	1,175,052
Goodwill	10,680,572	4,561,781
Finite life intangibles, net	11,159,888	5,580,726

Total assets	$93,458,579	$75,666,291

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,893,187	$2,016,058
Accrued compensation	1,128,046	1,458,652
Accrued expenses	1,166,754	610,570
Current maturities of long-term debt	16,723,998	2,641,233

Total current liabilities	21,911,985	6,726,513
Long-term liabilities:
Other long-term liabilities	1,698,738	46,327

Total long-term liabilities	1,698,738	46,327
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 40,000,000
Issued and outstanding shares — 12,322,402 at March 31, 2011 and 12,072,452 at September 30, 2010	59,203,616	57,200,531
Retained earnings	13,150,198	14,578,678
Accumulated other comprehensive loss	(2,505,958)	(2,885,758)

Total shareholders’ equity	69,847,856	68,893,451

Total liabilities and shareholders’ equity	$93,458,579	$75,666,291

Note — The Balance Sheet information at September 30, 2010 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net sales	$12,852,601	$9,845,480	$23,799,006	$20,077,292
Cost of sales	6,493,407	5,186,396	12,035,681	10,805,100

Gross profit	6,359,194	4,659,084	11,763,325	9,272,192

Operating expenses:
Marketing and selling	5,012,747	2,871,675	8,894,727	5,648,992
Research and development	251,672	241,390	529,527	684,418
General and administrative	2,403,698	1,747,604	4,112,791	3,438,351

Total operating expenses	7,668,117	4,860,669	13,537,045	9,771,761

Loss from operations	(1,308,923)	(201,585)	(1,773,720)	(499,569)

Other income (expense):
Interest income	51,977	49,719	104,547	105,375
Interest expense	(123,596)	(39,470)	(154,855)	(80,588)
Other income	(12,865)	(34,741)	(29,147)	(61,388)

Net loss before income taxes	(1,393,407)	(226,077)	(1,853,175)	(536,170)

Income tax expense (benefit)	(134,009)	125,339	(424,695)	(15,596)

Net loss	$(1,259,398)	$(351,416)	$(1,428,480)	$(520,574)

Net loss per share — basic	$(0.10)	$(0.03)	$(0.12)	$(0.04)
Net loss per share — diluted	$(0.10)	$(0.03)	$(0.12)	$(0.04)

Weighted average number of common shares outstanding — basic	12,223,347	12,195,334	12,174,780	12,193,441
Weighted average number of common shares outstanding — diluted	12,223,347	12,195,334	12,174,780	12,193,441
The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 31,
	2011	2010
Operating activities:
Net loss	$(1,428,480)	$(520,574)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisition:
Depreciation	722,820	683,127
Amortization	427,794	347,566
Stock based compensation	877,594	849,744
Deferred income tax	(26,529)	(254,671)
Changes in operating assets and liabilities:
Accounts receivable	244,374	(1,091,527)
Inventories	(804,070)	552,125
Other current assets	(1,387,272)	(247,146)
Accounts payable	442,835	466,047
Income tax payable	60,447	98,163
Other current liabilities	(289,144)	(187,449)

Net cash provided by (used in) operating activities	(1,159,631)	695,405

Investing activities:
Purchase of property, plant and equipment	(666,069)	(1,179,905)
Cash acquired in business acquisition	55,973	—
Patents	(24,558)	(29,311)
Purchases of marketable securities	(16,855,217)	(40,869,539)
Sales and maturities of marketable securities	18,446,463	38,959,857

Net cash provided by (used in) investing activities	956,592	(3,118,898)

Financing activities:
Proceeds from long-term debt	1,000,000	2,183
Payments on long-term debt	(1,647,140)	—
Excess tax benefit from exercises of stock options	618,682	20,609
Proceeds from issuance of common stock	506,809	21,017

Net cash provided by financing activities	478,351	43,809

Effect of exchange rate on cash and cash equivalents	68,045	(138,052)

Increase (decrease) in cash and cash equivalents	343,357	(2,517,736)

Cash and cash equivalents at beginning of period	4,545,907	6,365,584

Cash and cash equivalents at end of period	$4,889,264	$3,847,848

Supplemental Cash Flow Information
Income taxes paid	$60,000	$264,743
The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011
Note A — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements as of September 30, 2010 and the unaudited March 31, 2011 and 2010 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2010. In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. Operating results for the six-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.
Note B — Acquisition of Laprolan B.V. from Fornix BioSciences N.V.
     On April 7, 2011, the Company completed the acquisition of the outstanding capital stock of Laprolan B.V., a corporation organized under the laws of The Netherlands and a wholly owned subsidiary of Fornix BioSciences N.V., pursuant to a Share Purchase Agreement dated as of January 12, 2011 (the “Purchase Agreement”). As provided in the Purchase Agreement, the transaction had a retroactive effective date of January 1, 2011, and the operating results of Laprolan are for the account of the Company from and after January 1, 2011. The Company has applied purchase accounting as of that date and has included the results of Laprolan in its second quarter financial statements. At closing, the Company paid to Fornix €10,474,974 (US$15,057,775, of which $60,217 was paid for the cash balance of Laprolan on January 1, 2011 and $119,433 was interest from January 1, 2011 until closing).
     The following table summarizes the estimated fair values of the assets and liabilities acquired at the date of acquisition. Included in the intangible assets acquired is approximately $5,678,000 of goodwill and $5,612,000 of finite —lived intangibles. As the Company completes its post-closing review and valuation of the acquisition, the allocation of the purchase price may change. Any change to the preliminary values of finite-lived intangibles and property and equipment could result in more or less amortization expense.

Current assets	$3,136,000

Property and equipment	1,831,000

Intangible assets	11,290,000

Total assets acquired	$16,257,000

Current liabilities	$824,000

Long term liabilities	1,546,000

Total liabilities acquired	$2,370,000

     The pro forma unaudited results of operations for the three and six months ended March 31, 2011 and 2010, assuming consummation of the purchase of Laprolan B.V. as of October 1, 2009, are as follow (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net sales	$12,853	$13,117	$26,717	$27,117

Net income (loss)	(971)	383	(625)	1,068
Per share data:

Basic earnings (loss)	$(0.08)	$0.03	$(0.05)	$0.09

Diluted earnings (loss)	$(0.08)	$0.03	$(0.05)	$0.08
     In the table above, $255,000 and $391,000 have been added back to net income for the three and six months ended March 31, 2011 respectively, for one-time merger and acquisition costs and $26,000 has been added back to net income for the three and six months ended March 31, 2011 related to a short term accounting and IT support contract.
     In accordance with ASU No. 2010-29 the pro forma unaudited results do not purport to be indicative of the results which would actually have been obtained had the acquisition of Laprolan B.V. been completed as of the beginning of the earliest period presented.
Note C — Net Loss Per Share
     Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the quarters and six months ended March 31, 2011 and 2010, diluted net loss per common share equals basic net loss per common share because common stock equivalents are not included in periods where there is a net loss, as they are antidilutive.
Note D — Stock Based Compensation
     On January 28, 2010, the Company’s shareholders approved the Rochester Medical Corporation 2010 Stock Incentive Plan. As of that same date, no new awards were allowed to be granted under the Company’s 1991 Stock Option Plan or the 2001 Stock Incentive Plan. The 2010 Stock Incentive Plan authorizes the issuance of up to 1,000,000 shares of common stock pursuant to grants of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards. Per the terms of the 2010 Stock Incentive Plan, awards may be granted with a term no longer than ten years. The vesting schedule and other terms of the awards granted under the 2010 Stock Incentive Plan will be determined by the Compensation Committee of the Board of Directors at the time of the grant. As of March 31, 2011, 567,000 shares remained available for issuance under the 2010 Stock Incentive Plan, and there were 433,000 options outstanding under this plan. As of March 31, 2011, the Company also had 8,000 options outstanding under the 1991 Stock Option Plan and 1,211,750 options outstanding under the 2001 Stock Incentive Plan.
     The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company recorded approximately $582,000 ($411,000 net of tax) and $878,000 ($645,000 net of tax) of related stock-based compensation expense for the quarter and six months ended March 31, 2011 and approximately $565,000 ($415,000 net of tax) and $850,000 ($649,000 net of tax) of related stock-based compensation expense for the quarter and six months ended March 31, 2010, respectively. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.03 and $0.03 for the quarter ended March 31, 2011 and 2010, respectively, and $0.05 and $0.05 for the six months ended March 31, 2011 and 2010, respectively.
     As of March 31, 2011, there is approximately $1,820,000 of unrecognized compensation cost that is expected to be recognized over a weighted average period of approximately thirteen months.
Stock Options
     In the second quarter of fiscal 2011 and 2010, options to purchase 230,000 and 203,000 shares were granted, respectively. The Black-Scholes option pricing model was used to estimate the fair value of stock-based awards with the following weighted average assumptions for the indicated periods.

	2011	2010
Dividend yield	0%	0%
Expected volatility	47%	48%
Risk-free interest rate	3.42%	3.15%
Expected holding period (in years)	8.74	8.46
Weighted-average grant-date fair value	$6.29	$7.14
     The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the Company’s stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.
     The following table represents stock option activity for the six months ended March 31, 2011:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contract Life
Outstanding options at beginning of period	1,672,700	$7.83	5.31 Yrs
Granted	230,000	$10.72
Exercised	(249,950)	$2.03

Outstanding options at end of period	1,652,750	$9.11	6.11 Yrs.

Outstanding options exercisable at end of period	1,224,625	$8.34	5.13 Yrs.

     At March 31, 2011, the aggregate intrinsic value of options outstanding was $4,307,532, and the aggregate intrinsic value of options exercisable was $4,138,926. Total intrinsic value of options exercised was $1,989,182 for the six months ended March 31, 2011. Shares available for future stock option grants to employees and directors under the 2010 Stock Incentive Plan were 567,000 at March 31, 2011.
Note E — Marketable Securities
     As of March 31, 2011, the Company has $29.5 million invested in high quality, investment grade debt securities, consisting of $26.2 million invested in U.S. treasury bills and CDs and $3.3 million invested in a mutual fund. The Company is currently reporting an unrealized loss of $319,000 related to the mutual fund investment. The Company currently considers this unrealized loss to be temporary.
     Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. The cost and fair value of available-for-sale securities were as follows:

		Unrealized
	Cost	Loss	Fair Value
March 31, 2011	$29,788,344	$(319,493)	$29,468,851
September 30, 2010	$31,379,590	$(412,583)	$30,967,007
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
Note F — Inventories
     Inventories consist of the following:

	March 31,	September 30,
	2011	2010
Raw materials	$1,743,372	$1,756,313
Work-in-process	3,617,428	3,233,644
Finished goods	6,807,857	4,375,798
Reserve for inventory obsolescence.	(301,518)	(125,464)

	$11,867,139	$9,240,291

Note G — Income Taxes
     On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance. For fiscal 2010, the Company recorded a valuation allowance of $47,000 related to Minnesota R&D credit carryovers as the Company believes it is more likely than not that the deferred tax asset will not be utilized in future years. There has been no further valuation allowance recorded for the current quarter. For the quarter ended March 31, 2011, the Company had an effective income tax rate of approximately 10%. The variation of income tax rate from the federal income tax rate of 35% is primarily due to current year permanent adjustments for acquisition related expenses, meals and entertainment expenses, incentive stock options, state taxes and foreign taxes. In future periods, the Company expects the U.S. effective tax rate to be significantly higher than the federal and state statutory rates on U.S. income due to permanent adjustments noted above. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items.

     The Company adopted accounting provisions that now form part of ASC 740, Income Taxes, and which clarify the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, October 1, 2007, the Company did not have a material liability for unrecognized tax benefits. As of March 31, 2011, the Company has recognized approximately $58,000 for unrecognized tax benefits. If the Company were to prevail on all unrecognized tax benefits recorded at March 31, 2011, the total gross unrecognized tax benefit totaling approximately $58,000 would benefit the Company’s effective tax rate.
     It is the Company’s practice to recognize penalties and/or interest to income tax matters in income tax expense. As of March 31, 2011, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.
     The Company is subject to income tax examinations from time to time in the U.S. Federal jurisdiction, as well as in the United Kingdom, the Netherlands and various state jurisdictions.
Note H — Goodwill and Other Intangible Assets
     The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill and intangibles with indefinite useful lives are not amortized but the Company is required to perform, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. The Company tests annually for impairment on the anniversary date of the acquisition of the asset, which is currently on June 2nd of each fiscal year for the goodwill associated with the Company’s 2006 UK acquisition, and on December 31st of each fiscal year for the goodwill related to the 2011 Laprolan acquisition or more frequently if events and circumstances indicate that the asset might be impaired. The recoverability of other long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company performed its most recent annual goodwill impairment testing by comparing the market value of the Company at June 2, 2010 to the net book value of its equity, and concluded that the goodwill was not impaired. The increase in value of goodwill as of March 31, 2011 is entirely related to the goodwill recorded during the purchase of Laprolan, offset by a decrease due to a change in foreign currency exchange rates in the United Kingdom.
Note I — Comprehensive Loss
     Comprehensive loss includes net loss, changes in foreign currency translation, and changes in the unrealized gains and losses on available for sale securities held. The comprehensive loss for the three and six months ended March 31, 2011 and 2010 consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net loss	$(1,259,398)	$(351,416)	$(1,428,480)	$(520,574)
Foreign currency adjustment	411,213	(923,641)	319,803	(787,721)
Unrealized gain on securities held	3,072	73,880	59,997	87,114

Comprehensive loss	$(845,113)	$(1,201,177)	$(1,048,680)	$(1,221,181)

Note J — Line of Credit and Long-Term Debt
     In June 2006, in conjunction with an asset purchase agreement with Coloplast A/S, the Company entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing and payable in five equal annual installments of $1,068,000 payable annually on June 2. The Company discounted the note at 6.90% which reflected the Company’s cost of borrowing at the date of the purchase agreement and the discount is being amortized over the life of the note. The discounted liability balance was $1,054,997 at March 31, 2011. The final payment is due on or before June 2, 2011.
     In December 2010, the Company entered into a credit facility with RBC Wealth Management (“RBC”). The credit facility consists of a revolving line of credit of up to $25,000,000 with interest accruing monthly at a variable rate currently at 1.375%. As of March 31, 2011, the Company had an outstanding balance under the revolving line of credit of $1,000,000.
     In conjunction with the closing of the Laprolan acquisition described under Note B, on April 7, 2011 the Company drew down $15,057,775 from its credit line with RBC.
Note K — Recently Issued Accounting Standards
     In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures,” that requires entities to make new disclosures about recurring or nonrecurring fair-value measurements and provides clarification of existing disclosure requirements. For assets and liabilities that are measured at fair value on a recurring basis, the ASU requires disclosure of significant transfers between Levels 1 and 2, and transfers into and out of Level 3 of the fair value hierarchy and the reasons for those transfers. Significant transfers into each level must be disclosed and discussed separately from transfers out of each level. Significance is judged with respect to earnings, total assets, total liabilities or total equity. An accounting policy must be determined and disclosed as to when transfers between levels are recognized: (1) actual date, (2) beginning of period or (3) end of period. The ASU amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. The ASU amends ASC 820 to require fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of the valuation technique and inputs used to measure fair value is required for both recurring and nonrecurring fair value measurements. This standard became effective for the Company’s fiscal year ended September 30, 2010, except for the requirement to provide the Level activity of purchases, sales, issuances and settlement on a gross basis, which became effective beginning in the first quarter of fiscal year 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
     In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company was required to adopt ASU No. 2010-20 as of December 15, 2010. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
     In December 2010, the FASB issued ASU No. 2010-29, “Disclosures of Supplementary Pro Forma Information for Business Combinations.” This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted ASU 2010-29 in the second fiscal quarter of 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We develop, manufacture and market a broad line of innovative, technologically enhanced PVC-free and latex-free urinary continence and urine drainage care products for the home care and acute care markets. Acute care markets are generally hospitals and treatment facilities while home care users are generally patients who use our products at home. The products we manufacture include our male external catheters, standard silicone and anti-infection intermittent and Foley catheters and our FemSoft Insert. The primary markets for our products are distributors, extended care facilities and individual hospitals and healthcare institutions.
     We sell our products directly and through our private label partners, both domestically and internationally. Private label sales include our products manufactured by us and sold under brand names owned by other companies. Direct sales include all our Rochester Medical ® branded sales, Script Easy sales and all of our other sales at Laprolan. In the UK, we use our Script Easy program to sell any product covered under drug tariff, and in the Netherlands we also have the exclusive rights to market a range of continence care, ostomy and wound and scar care products.
     As part of our updated three year strategic business plan, we increased investment in our sales and marketing programs to support our direct sales growth in the U.S. and Europe through the addition of more than 30 additional sales staff in the first half of fiscal 2011. Such increased investment was funded primarily through cash generated from current operations. Increasing our percentage of direct sales versus private label sales over time will have a positive impact on our gross margin. Direct sales accounted for 78% of total sales for the quarter ended March 31, 2011, compared to 74% for the quarter ended March 31, 2010. Home care direct sales accounted for 89% of total direct sales for the quarter ended March 31, 2011, compared to 87% for the quarter ended March 31, 2010.
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
     On April 7, 2011, we completed the acquisition of the outstanding capital stock of Laprolan B.V., a corporation organized under the laws of The Netherlands and a wholly owned subsidiary of Fornix BioSciences N.V., pursuant to a Share Purchase Agreement dated as of January 12, 2011 (the “Purchase Agreement”). At closing, we paid to Fornix €10,474,974 (US$15,057,775, of which $60,217 was paid for the cash balance of Laprolan on January 1, 2011 and $119,433 was interest from January 1, 2011 until closing). As provided in the Purchase Agreement, the transaction had a retroactive effective date of January 1, 2011, and the operating results of Laprolan are for our account from and after January 1, 2011. We have applied purchase accounting as of that date and have included the results of Laprolan in our second quarter financial statements for the quarter ended March 31, 2011.
     The following discussion pertains to our results of operations and financial position for the quarters ended March 31, 2011 and 2010. Results of the periods are not necessarily indicative of the results to be expected for the complete year. For the second quarter ended March 31, 2011, we reported a net loss of $0.10 per diluted share, compared to a net loss of $0.03 per diluted share for the same period last year. Loss from operations was $1,309,000 for the quarter ended March 31, 2011 compared to a loss from operations of $202,000 for the quarter ended March 31, 2010, while net loss was $1,259,000 and $351,000 for the quarters ended March 31, 2011 and 2010 respectively.
     As of March 31, 2011, we had $4.9 million in cash and cash equivalents and $29.5 million invested in marketable securities. The marketable securities consist of $26.2 million invested in U.S. treasury bills and CDs and $3.3 million invested in a mutual fund. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative and are intended to reduce the risk of loss or any material impact on our financial condition. We are currently reporting an unrealized loss of $319,000 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. We currently consider this unrealized loss to be temporary.
Results of Operations
     The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net sales	100%	100%	100%	100%
Cost of sales	51	53	51	54

Gross margin	49	47	49	46

Operating expenses:
Marketing and selling	39	29	37	28
Research and development	2	2	2	3
General and administrative	19	18	17	17

Total operating expenses	60	49	56	48

Loss from operations	(11)	(2)	(7)	(2)
Interest income (expense), net	(1)	—	0	0
Other income	—	—	—	—

Net loss before taxes	(12)	(2)	(7)	(3)
Income tax expense (benefit)	(1)	1	(1)	—

Net loss after taxes	(11)%	(4)%	(6)%	(3)%

     The following table sets forth, for the periods indicated, net sales information by market category (acute care and home care), marketing method (private label and direct sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	For the Quarter ended March 31,
	2011				2010
		Europe &				Europe
		Middle	Rest of			& Middle	Rest of
	US	East	World	Total	US	East	World	Total
Net Sales
Acute Care — Direct	$664	$359	$48	$1,071	$592	$271	$54	$917
Home Care — Direct	1,855	7,047	105	9,007	1,581	4,661	105	6,347

Direct Total	$2,519	$7,406	$153	$10,078	$2,173	$4,932	$159	$7,264
Private Label	2,224	544	7	2,775	1,915	658	8	2,581

Total Sales	$4,743	$7,950	$160	$12,853	$4,088	$5,590	$167	$9,845

Direct Product Mix
Acute Care — Direct	26%	5%	32%	11%	27%	5%	34%	13%
Home Care — Direct	74%	95%	68%	89%	73%	95%	66%	87%

Direct Total	100%	100%	100%	100%	100%	100%	100%	100%

	For the Quarter ended March 31,
	2011				2010
		Europe &				Europe
		Middle	Rest of			& Middle	Rest of
	US	East	World	Total	US	East	World	Total
Direct Geographic Mix
Acute Care — Direct	7%	4%	0%	11%	8%	4%	1%	13%
Home Care — Direct	18%	70%	1%	89%	22%	64%	1%	87%

Direct Total	25%	74%	1%	100%	30%	68%	2%	100%

YOY Percentage Net Sales Growth
Direct	16%	50%	(4%)	39%
Private Label	16%	(17%)	(13%)	8%
Total Net Sales	16%	42%	(4%)	31%

	For the Year to Date ended March 31,
	2011				2010
		Europe &				Europe
		Middle	Rest of			& Middle	Rest of
	US	East	World	Total	US	East	World	Total
Net Sales
Acute Care — Direct	$1,259	$656	$153	$2,068	$1,121	$596	$155	$1,872
Home Care — Direct	3,587	12,006	244	15,837	3,008	8,858	257	12,123

Direct Total	$4,846	$12,662	$397	$17,905	$4,129	$9,454	$412	$13,995
Private Label	4,214	1,659	20	5,893	4,224	1,843	15	6,082

Total Revenues	$9,060	$14,321	$417	$23,798	$8,353	$11,297	$427	$20,077

Direct Product Mix
Acute Care — Direct	26%	5%	39%	12%	27%	6%	38%	13%
Home Care — Direct	74%	95%	61%	88%	73%	94%	62%	87%

Direct Total	100%	100%	100%	100%	100%	100%	100%	100%

Direct Geographic Mix
Acute Care — Direct	7%	4%	1%	12%	8%	4%	1%	13%
Home Care — Direct	20%	67%	1%	88%	22%	63%	2%	87%

Direct Total	27%	71%	2%	100%	30%	67%	3%	100%

YOY Percentage Net Sales Growth
Direct	17%	34%	(3%)	28%
Private Label	0%	(10%)	33%	(3%)
Total Net Sales	8%	27%	(2%)	19%
Note:

Direct sales include sales made directly to the end consumer and include all Rochester Medical branded sales, UK Script Easy Sales and all Laprolan sales. Private label sales include our products packaged and sold by other manufacturers. Acute care refers to hospital sales. Home care refers to non-hospital sales.
Three Month and Six Month Periods Ended March 31, 2011 and March 31, 2010
     Net Sales. Net sales for the second quarter of fiscal 2011 increased 31% to $12,853,000 from $9,845,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in direct sales in the U.S.

and in the Europe and Middle East (“EME”) region, combined with a small increase in sales of private label products domestically, and partially offset by a decrease in private label sales in EME. US direct sales increased by 16% for the quarter compared to the same period last year, led by a 12% increase in acute care sales and a 17% increase in home care sales. Our EME direct sales increased 50% compared to the same period last year led by a strong increase in both the UK and the Netherlands in home care sales of 51% and acute care sales of 32%. Management believes these results demonstrate the favorable impact of our strategic decision to increase investment in sales and marketing programs, particularly in our direct sales business in the US and EME. Additionally, beginning with the quarter ended March 31, 2011, direct sales include the sales of Laprolan B.V., the Company’s newly acquired subsidiary in the Netherlands. These sales were partially strengthened (4% or $125,000) as a result of the change in foreign currency exchange rates in the United Kingdom as the U.S. dollar was somewhat weaker versus the pound sterling, thereby affecting sales positively given the significant volume of our Rochester Medical branded product sales in the United Kingdom. Direct sales in the rest of the world (“ROW”) decreased 4% compared to the same period last year including flat home care sales and an 11% decrease in acute care sales. Private label sales for the second quarter were up 8% from last year and continue to fluctuate on a quarterly basis. Private label sales accounted for approximately 22% of total sales.
     Net sales for the six months ended March 31, 2011 increased 19% to $23,799,000 from $20,077,000 for the comparable six-month period of last fiscal year. The sales increase resulted from an increase in direct sales in both the US and EME, offset by a decrease in private label sales in the EME. Our EME direct sales increased 34% compared to the same period last year, led by increases in both the UK and the Netherlands. Beginning with the quarter ended March 31, 2011, net sales include the sales of Laprolan.
     Gross Margin. Our gross margin as a percentage of net sales for the second quarter of fiscal 2011 was 49% compared to 47% for the comparable quarter of last fiscal year. The increase in gross margin this quarter was primarily due to the higher margins on Laprolan sales. Management expects the sale of these products and our direct sales in both the US and EME will continue to have a positive impact on margin as we continue to focus on direct sales. Gross margin for the six months ended March 31, 2011 increased to 49% from 46%. Factors affecting the comparative six month gross margin are generally consistent with those discussed above for the current quarter.
     Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the second quarter of fiscal 2011 increased 75% to $5,013,000 from $2,872,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to increased compensation and benefits associated with the increased sales staff in the US and UK, and the addition of our Laprolan sales personnel, partially offset by a reduction in advertising costs. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended March 31, 2011 and 2010 was 39% and 29% respectively.
     Marketing and selling expense for the six months ended March 31, 2011 increased 57% to $8,895,000 from $5,649,000 for the comparable six-month period of last fiscal year. Factors affecting the comparative six-month expense levels are generally consistent with those discussed above for the current quarter.
     Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense for the second quarter of fiscal 2011 increased 5% to $252,000 from $241,000 for the comparable quarter of last fiscal year. The increase in research and development expense relates primarily to general increases in salaries and wages and normal increases from last fiscal year. Research and development expense as a percentage of net sales for the fiscal quarters ended March 31, 2011 and 2010 was 2%.
     Research and development expense for the six months ended March 31, 2011decreased 23% to $530,000 from $684,000 for the comparable six-month period of last fiscal year. The decrease in research and development expense for the six months ended March 31, 2011 primarily relates to decreased testing and development of new and existing products that were in development in the first quarter of fiscal 2010.
     General and Administrative. General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors, auditors and utilities. General and administrative expense for the second quarter of fiscal 2011 increased 38% to $2,404,000 from $1,748,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is primarily related to one-time costs associated with the acquisition of Laprolan, administrative expenses in Laprolan, increased taxes and benefits, increased wages and an increase in consulting fees and supplies . General and administrative expense as a percentage of net sales for the fiscal quarters ended March 31, 2011 and 2010 was 19% and 18%, respectively.
     General and administrative expense for the six months ended March 31, 2011 increased 20% to $4,113,000 from $3,438,000 for the comparable six-month period of last fiscal year. The increase in general and administrative expenses for the six month period are generally consistent with those discussed above for the current quarter.
     Interest Income. Interest income for the second quarter of fiscal 2011 increased 4% to $52,000 from $50,000 for the comparable quarter of last fiscal year. The increase in interest income reflects slightly higher returns on CDs and investments.
     Interest income for the six months ended March 31, 2011 decreased less than 1% from $105,000 for the comparable six-month period of last fiscal year.
     Interest Expense. Interest expense for the second quarter of fiscal 2011 increased 218% to $124,000 from $39,000 for the comparable quarter of last fiscal year. The increase in interest expense reflects $105,000 related to the acquisition of Laprolan offset by lower amounts of debt as a result of quarterly debt payments.
     Interest expense for the six months ended March 31, 2011 increased 91% to $155,000 from $81,000 for the comparable six-month period of last fiscal year. The increase in interest expense for the six month period are generally consistent with those discussed above for the current quarter.
     Income Taxes. For the quarter ended March 31, 2011, we had an effective income tax rate of approximately 10%. The tax rate is affected by the estimated annual book income before tax in relation to permanent tax adjustments, particularly acquisition related expenses and incentive stock options, and in future periods we expect to report an income tax provision using an effective tax rate in the range of 40-42% for U.S. income. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items.
     We have recorded an income tax benefit of $425,000 for the six months ended March 31, 2011 compared to a benefit of $16,000 for the comparable six-month period of last fiscal year. The change in income taxes is attributable to the level of estimated annual book income (loss) before tax as compared to permanent book to tax differences.
Liquidity and Capital Resources
     Our cash, cash equivalents and marketable securities were $34.4 million at March 31, 2011 compared to $35.5 million at September 30, 2010. The decrease in cash primarily resulted from payments on debt and capital expenditures offset by cash provided from the sale of common stock upon exercise of options. As of March 31, 2011, we had $29.5 million invested in marketable securities. The marketable securities consist of $26.2 million invested in U.S. treasury bills and CDs and $3.3 million invested in a mutual fund. We are currently reporting an unrealized loss of $319,000 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. We currently consider this unrealized loss to be temporary.
     During the six-month period ended March 31, 2011, we used $1,160,000 of cash from operating activities compared to $695,000 of cash provided by operations during the comparable period of the prior fiscal year. The net cash used in operating activities in the first six months of fiscal 2011 primarily reflects our net loss adjusted for non-cash items related to depreciation, amortization, and stock based compensation and decreases in accounts receivable and increases in accounts payable and income taxes payable offset by increases in inventories and other current assets and decreases in other current liabilities. Accounts receivable during this period decreased 3% or $244,000, while inventories increased $804,000, or 9%, primarily as a result of rebuilding inventory level since year end. Other current assets during this period increased 164% or $1,387,000, primarily as a result of prepaid insurance premiums, prepaid income taxes on intercompany profits and taxes receivable related to incentive stock option exercises. Accounts payable increased 22%, or $443,000, primarily reflecting timing of expenses related to quarter end. Other current liabilities decreased 14%, or $289,000, primarily reflecting payments of annual executive bonuses. In addition, capital expenditures during this period were $666,000 compared to $1,180,000 for the comparable period last year.
     In June 2006, in conjunction with the asset purchase agreement with Coloplast, we entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note is non-interest bearing payable and due in five equal installments of $1,068,000 payable annually on June 2. We have discounted the note at 6.90% and reflect a net liability of $1,054,997 on our balance sheet as of March 31, 2011. The final payment is due on or before June 2, 2011.
     In December 2010, we entered into a credit facility with RBC Wealth Management. The credit facility consists of a revolving line of credit of up to $25,000,000 with interest accruing monthly at a variable rate currently at 1.375%. As of March 31, 2011, we had an outstanding balance under the revolving line of credit of $1,000,000. In conjunction with the closing of the Laprolan acquisition, on April 7, 2011 we drew down $15,057,775 from the line of credit.
     We believe that our capital resources on hand at March 31, 2011, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.
Cautionary Statement Regarding Forward Looking Information
     Statements other than historical information contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “predict,” “intend,” “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:
•	the uncertainty of market acceptance of new product introductions;

•	the uncertainty of gaining new strategic relationships;

•	the uncertainty of successfully establishing our separate Rochester Medical brand identity;

•	the uncertainty of timing of revenues from private label sales (particularly with respect to international customers);

•	the uncertainty of successfully growing our international operations;

•	the risks associated with operating an international business, including the impact of foreign currency exchange rate fluctuations;

•	the securing of Group Purchasing Organization contract participation;

•	the uncertainty of gaining significant sales from secured GPO contracts;

•	FDA and other regulatory review and response times;

•	the impact of continued healthcare cost containment;

•	new laws related to healthcare availability, healthcare reform, payment for healthcare products and services or the marketing and distribution of products, including legislative or administrative reforms to the U.S. Medicare and Medicaid systems or other U.S. or international reimbursement systems;

•	changes in the tax or environmental laws or standards affecting our business;

and other risk factors listed from time to time in our SEC reports, including, without limitation, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in United States dollars, euros and pound sterling. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative in light of current economic conditions, and include primarily U.S. treasury bills to reduce the risk of loss or any material impact on our financial condition. Our revolving line of credit bears interest at a variable rate currently at 1.375%. As of March 31, 2011, we had an outstanding balance under the revolving line of credit of $1,000,000. In conjunction with the closing of the Laprolan acquisition, on April 7, 2011 we drew down $15,057,775 from the line of credit.
     In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-United States currency transactions. Sales through our subsidiary, Rochester Medical, Ltd., are denominated in pound sterling, and fluctuations in the rate of exchange between the U.S. dollar and the pound sterling could adversely affect our financial results. Similarly, sales through our subsidiary, Laprolan B.V., are denominated in euros, and fluctuations in the rate of exchange between the U.S. dollar and the euro could adversely affect our financial results.
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

PART II. OTHER INFORMATION
Item 6. Exhibits

2.1	Share Purchase Agreement, dated January 12, 2011, between Fornix BioSciences N.V. and the Company.

10.1	Form of 2010 Stock Incentive Plan Restricted Stock Award Agreement.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION
Date: May 10, 2011	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: May 10, 2011	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
2.1	Share Purchase Agreement, dated January 12, 2011, between Fornix BioSciences N.V. and the Company.

10.1	Form of 2010 Stock Incentive Plan Restricted Stock Award Agreement.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.