Form 10-Q
period 2011-06-30
ROCHESTER MEDICAL CORPORATION
filed 2011-08-09
CIK 868368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
12,258,651 Common Shares as of August 5, 2011.

ROCHESTER MEDICAL CORPORATION

Report on Form 10-Q
for quarter ended
June 30, 2011

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets — June 30, 2011 and September 30, 2010	1

Condensed Consolidated Statements of Operations — Three and nine months ended June 30, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows — Nine months ended June 30, 2011 and 2010	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6. Exhibits	19
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$8,654,064	$4,545,907
Marketable securities	25,109,521	30,967,007
Accounts receivable, net	9,825,371	7,858,540
Inventories, net	11,677,284	9,240,291
Prepaid expenses and other current assets	2,144,508	846,899
Deferred income tax asset	837,073	872,849

Total current assets	58,247,821	54,331,493
Property, plant and equipment:
Land and buildings	11,819,739	7,997,423
Equipment and fixtures	19,675,557	18,543,813

	31,495,296	26,541,236
Less accumulated depreciation	(19,237,499)	(16,523,997)

Total property, plant and equipment	12,257,797	10,017,239
Deferred income tax asset	1,300,739	1,175,052
Goodwill	10,428,630	4,561,781
Finite life intangibles, net	11,057,185	5,580,726

Total assets	$93,292,172	$75,666,291

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$3,215,743	$2,016,058
Accrued compensation	1,271,544	1,458,652
Accrued expenses	1,078,367	610,570
Current maturities of long-term debt	17,862,185	2,641,233

Total current liabilities	23,427,839	6,726,513
Long-term liabilities:
Other long-term liabilities	1,670,516	46,327

Total long-term liabilities	1,670,516	46,327
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 40,000,000 Issued and outstanding shares (12,250,651 at — June 30, 2011; 12,072,452 at — September 30, 2010)	57,739,277	57,200,531
Retained earnings	12,856,234	14,578,678
Accumulated other comprehensive loss	(2,401,694)	(2,885,758)

Total shareholders’ equity	68,193,817	68,893,451

Total liabilities and shareholders’ equity	$93,292,172	$75,666,291

Note — The Balance Sheet information at September 30, 2010 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$14,280,558	$10,244,158	$38,079,563	$30,321,451
Cost of sales	7,280,930	5,202,198	19,316,610	16,007,297

Gross profit	6,999,628	5,041,960	18,762,953	14,314,154

Operating expenses:
Marketing and selling	5,237,739	3,151,458	14,132,466	8,800,449
Research and development	222,974	246,401	752,500	930,819
General and administrative	2,030,382	1,369,406	6,143,173	4,807,757

Total operating expenses	7,491,095	4,767,265	21,028,139	14,539,025

Income (loss) from operations	(491,467)	274,695	(2,265,186)	(224,871)

Other income (expense):
Interest income	49,601	51,514	154,148	156,889
Interest expense	(70,239)	(36,540)	(225,094)	(117,128)
Other income (expense)	(22,603)	4,325	(51,750)	(57,064)

Net income (loss) before income taxes	(534,708)	293,994	(2,387,882)	(242,174)

Income tax expense (benefit)	(240,744)	198,974	(665,439)	183,379

Net income (loss)	$(293,964)	$95,020	$(1,722,443)	$(425,553)

Net income (loss) per share — basic	$(0.02)	$0.01	$(0.14)	$(0.03)
Net income (loss) per share — diluted	$(0.02)	$0.01	$(0.14)	$(0.03)

Weighted average number of common shares outstanding — basic	12,316,878	12,196,977	12,222,146	12,194,620
Weighted average number of common shares outstanding — diluted	12,316,878	12,724,610	12,222,146	12,194,620

The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 30,
	2011	2010
Operating activities:
Net loss	$(1,722,443)	$(425,553)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisition:
Depreciation	1,127,617	1,052,678
Amortization	705,064	520,650
Stock based compensation	1,179,922	1,164,260
Deferred income tax	(163,172)	(321,270)
Changes in operating assets and liabilities:
Accounts receivable	(371,714)	(720,185)
Inventories	(575,568)	693,770
Other current assets	(1,296,117)	92,453
Accounts payable	854,855	240,504
Income tax payable	199,665	241,519
Other current liabilities	(387,410)	(361,495)

Net cash provided by (used in) operating activities	(449,301)	2,177,331

Investing activities:
Purchase of property, plant and equipment	(1,349,157)	(1,461,497)
Business acquisition	(15,057,816)	—
Patents, intangibles and goodwill	320,527	(33,070)
Purchases of marketable securities	(28,761,550)	(48,786,945)
Sales and maturities of marketable securities	34,672,191	47,891,929

Net cash used in investing activities	(10,175,805)	(2,389,583)

Financing activities:
Proceeds from long-term debt	17,864,367	—
Payments on long-term debt	(2,643,415)	(1,460,811)
Excess tax benefit from exercises of stock options	—	22,189
Repurchase of common stock	(1,184,074)	—
Proceeds from issuance of common stock	542,898	21,452

Net cash provided by (used in) financing activities	14,579,776	(1,417,170)

Effect of exchange rate on cash and cash equivalents	153,487	(167,939)

Increase (decrease) in cash and cash equivalents	4,108,157	(1,797,361)

Cash and cash equivalents at beginning of period	4,545,907	6,365,584

Cash and cash equivalents at end of period	$8,654,064	$4,568,223

Supplemental Cash Flow Information
Interest paid	$73,907	$157,821
Income taxes paid	$60,000	$264,743

The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
Note A — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements as of September 30, 2010 and the unaudited June 30, 2011 and 2010 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2010. In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. Operating results for the nine-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.
Note B — Acquisition of Laprolan B.V. from Fornix BioSciences N.V.
     On April 7, 2011, the Company completed the acquisition of the outstanding capital stock of Laprolan B.V., a corporation organized under the laws of The Netherlands and a wholly owned subsidiary of Fornix BioSciences N.V., pursuant to a Share Purchase Agreement dated as of January 12, 2011 (the “Purchase Agreement”). As provided in the Purchase Agreement, the transaction has a retroactive effective date of January 1, 2011, and the operating results of Laprolan are for the account of the Company from and after January 1, 2011. The Company is applying purchase accounting as of that date and has included the results of Laprolan in its financial statements beginning in the second quarter. At closing, the Company paid to Fornix €10,474,974 (US$15,057,775, of which $60,217 was paid for the cash balance of Laprolan on January 1, 2011 and $119,433 was interest from January 1, 2011 until closing).
     The following table summarizes the estimated fair values of the assets and liabilities acquired at the date of acquisition. Included in the intangible assets acquired is approximately $5,678,000 of goodwill and $5,612,000 of finite —lived intangibles. As the Company completes its post-closing review and valuation of the acquisition, the allocation of the purchase price may change. Any change to the preliminary values of finite-lived intangibles and property and equipment could result in more or less amortization expense. There were no post-closing valuation adjustments during the quarter ended June 30, 2011.

Current assets	$3,136,000
Property and equipment	1,831,000
Intangible assets	11,290,000

Total assets acquired	$16,257,000

Current liabilities	$824,000
Long term liabilities	1,546,000

Total liabilities assumed	$2,370,000

     The pro forma unaudited results of operations for the three and nine months ended June 30, 2011 and 2010, assuming consummation of the purchase of Laprolan B.V. as of October 1, 2009, are as follow (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$14,077	$12,238	$40,794	$39,355
Net income (loss)	29	546	(596)	1,615
Per share data:

Basic earnings (loss)	$0.00	$0.04	$(0.05)	$0.13

Diluted earnings (loss)	$0.00	$0.04	$(0.05)	$0.13
     In the table above, $304,000 and $695,000 have been added back to net income (loss) for the three and nine months ended June 30, 2011, respectively, for one-time merger and acquisition costs and $19,000 and $45,000 have been added back to net income (loss) for the three and nine months ended June 30, 2011, respectively, related to a short term accounting and IT support contract.
     The pro forma unaudited results do not purport to be indicative of the results which would actually have been obtained had the acquisition of Laprolan B.V. been completed as of the beginning of the earliest period presented.
Note C — Net Income (Loss) Per Share
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

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(293,964)	$95,020	$(1,722,443)	$(425,553)

Denominator:
Denominator for basic net income (loss) per share-weighted average shares outstanding	12,316,878	12,196,977	12,222,146	12,194,620
Effect of dilutive stock options	—	527,633	—	—

Denominator for diluted net income (loss) per share-weighted average shares outstanding	12,316,878	12,724,610	12,222,146	12,194,620

Basic net income (loss) per share	$(0.02)	$0.01	$(0.14)	$(0.03)

Dilute net income (loss) per share	$(0.02)	$0.01	$(0.14)	$(0.03)

Employee stock options to purchase 1,083,500 shares and 842,000 shares were excluded from the diluted net income (loss) per share calculation for the third quarter of fiscal years 2011 and 2010, and options to purchase 981,995 shares and 699,000 shares were excluded for the nine months ended June 30, 2011 and 2010, respectively, because their exercise prices were greater than the average market price of the Company’s common stock and their effect would have been antidilutive. For the quarter ended June 30, 2011 and the nine months ended June 30, 2011 and 2010, diluted net loss per common share equals basic net loss per common share because common stock equivalents are not included in periods where there is a net loss, as they are antidilutive.
Note D — Stock Based Compensation
     On January 28, 2010, the Company’s shareholders approved the Rochester Medical Corporation 2010 Stock Incentive Plan. As of that same date, no new awards were allowed to be granted under the Company’s 1991 Stock Option Plan or the 2001 Stock Incentive Plan. The 2010 Stock Incentive Plan authorizes the issuance of up to 1,000,000 shares of common stock pursuant to grants of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards. Per the terms of the 2010 Stock Incentive Plan, awards may be granted with a term no longer than ten years. The vesting schedule and other terms of the awards granted under the 2010 Stock Incentive Plan will be determined by the Compensation Committee of the Board of Directors at the time of the grant. As of June 30, 2011, there were 527,000 shares that remain available for issuance under the 2010 Stock Incentive Plan, and there were 433,000 options and 40,000 shares of restricted stock outstanding under this plan. As of June 30, 2011, the Company also had 1,203,750 options outstanding under the 2001 Stock Incentive Plan.
     The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company recorded approximately $302,000 ($231,000 net of tax) and $1,179,000 ($877,000 net of tax) of related stock-based compensation expense for the quarter and nine months ended June 30, 2011 and approximately $314,000 ($246,000 net of tax) and $1,164,000 ($879,000 net of tax) of related stock-based compensation expense for the quarter and nine months ended June 30, 2010, respectively. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 for each of the quarters ended June 30, 2011 and 2010, and $0.07 for each of the nine months ended June 30, 2011 and 2010.
     As of June 30, 2011, there is approximately $1,959,000 of unrecognized compensation cost that is expected to be recognized over a weighted average period of approximately thirteen months.
Stock Options and Restricted Stock
     In the third quarter of fiscal 2011, the Company granted 40,000 shares of restricted stock and no stock options. In the third quarter of fiscal 2010, no stock options or restricted shares were granted. The estimated fair value of the restricted shares was determined by the market price at the date of grant and expensed over a period of four years. The Black-Scholes option pricing model was used to estimate the fair value of stock-options granted during the fiscal year with the following weighted average assumptions.

2011
Dividend yield	0%
Expected volatility	47%
Risk-free interest rate	3.42%
Expected holding period (in years)	8.74
Weighted-average grant-date fair value	$6.29
     The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the Company’s stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.

     The following table represents stock-based awards activity for the nine months ended June 30, 2011:

			Weighted-Average
		Weighted-Average	Remaining Contract
	Number of Shares	Exercise Price	Life
Outstanding awards at beginning of period	1,672,700	$7.83	5.31 Yrs
Granted — options	230,000	$9.13
Granted — restricted shares	40,000	—
Exercised	(305,950)	$1.78
Outstanding awards at end of period	1,636,750	$9.18	5.92 Yrs.

Outstanding awards exercisable at end of period	1,208,625	$8.42	4.95 Yrs.

     At June 30, 2011, the aggregate intrinsic value of options outstanding was $2,529,389, and the aggregate intrinsic value of options exercisable was $2,529,389. Total intrinsic value of options exercised was $2,534,092 for the nine months ended June 30, 2011. Shares available for future stock-based awards to employees and directors under the 2010 Stock Incentive Plan were 527,000 at June 30, 2011.
Note E — Marketable Securities
     As of June 30, 2011, the Company has $25.1 million invested in high quality, investment grade debt securities, consisting of $21.8 million invested in U.S. treasury bills and $3.3 million invested in a mutual fund. At September 30, 2010, the Company’s marketable securities included $31.0 million invested in high quality, investment grade debt securities, consisting of $25.7 million invested in U.S. treasury bills, $3.1 million invested in a mutual fund and $2.2 million invested in CDs. The Company is reporting an unrealized loss of $359,000 related to the mutual fund investment as of June 30, 2011; the unrealized loss was $413,000 at September 30, 2010. The Company currently considers this unrealized loss to be temporary.
     Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. The cost and fair value of available-for-sale securities were as follows:

		Unrealized
	Cost	Loss	Fair Value
June 30, 2011	$25,468,949	$(359,428)	$25,109,521
September 30, 2010	$31,379,590	$(412,583)	$30,967,007
     Losses recognized are recorded in Other income (expense), in the consolidated statements of operations. Gains and losses from the sale of investments are calculated based on the specific identification method.
     The Company applies the accounting standards set forth in ASC 820, Fair Value Measurements and Disclosures, for financial assets and liabilities that are re-measured and reported at fair value at each reporting period. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that fair value measurements be classified and disclosed using one of the following three categories:
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
     The Company has determined that the values given to its marketable securities are appropriate and are measured using Level 1 inputs.
Note F — Inventories
     Inventories consist of the following:

	June 30,	September 30,
	2011	2010
Raw materials	$1,729,897	$1,756,313
Work-in-process	3,537,421	3,233,644
Finished goods	6,715,889	4,375,798
Reserve for inventory obsolescence	(305,923)	(125,464)

	$11,677,284	$9,240,291

Note G — Income Taxes
     On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance. As of June 30, 2011, the Company has a valuation allowance of $42,000 related to Minnesota R&D credit carryovers as the Company believes it is more likely than not that the deferred tax asset will not be utilized in future years. The balance of the valuation allowance was reduced by $5,000 from the prior quarter due to a change in estimate based on the recently completed tax returns. For the quarter ended June 30, 2011, the Company had an effective income tax rate of approximately 45%. The variation of income tax rate from the federal income tax rate of 35% is primarily due to current year permanent adjustments for acquisition related expenses, meals and entertainment expenses, incentive stock options, state taxes and foreign taxes. In future periods, the Company expects the U.S. effective tax rate to be significantly higher than the federal and state statutory rates on U.S. income due to the impact of permanent adjustments as noted above. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items.
     The Company adopted accounting provisions that now form part of ASC 740, Income Taxes, and which clarify the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date, October 1, 2007, the Company did not have a material liability for unrecognized tax benefits. As of June 30, 2011, the Company has recognized approximately $56,000 for unrecognized tax benefits. If the Company were to prevail on all unrecognized tax benefits recorded at June 30, 2011, the total gross unrecognized tax benefit of approximately $56,000 would benefit the Company’s effective tax rate.
     It is the Company’s practice to recognize penalties and/or interest to income tax matters in income tax expense. As of June 30, 2011, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.
     The Company is subject to income tax examinations from time to time in the U.S. Federal jurisdiction, as well as in the United Kingdom, the Netherlands and various state jurisdictions.
Note H — Goodwill and Other Intangible Assets
     The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill and intangibles with indefinite useful lives are not amortized but the Company is required to perform, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss will be recognized. The Company has $4,271,000 of goodwill carrying value as of June 30, 2011 resulting from our acquisition in the UK of Rochester Medical Ltd in 2006 and $6,158,000 of goodwill carrying value resulting from our acquisition in the Netherlands of Laprolan B.V. in 2011. The Company tests annually for impairment of goodwill, which is currently on June 2nd of each fiscal year for the goodwill associated with the Company’s 2006 UK acquisition and for the goodwill related to the 2011 Netherlands acquisition, or more frequently if events and circumstances indicate that the asset might be impaired. The recoverability of other long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company performed its most recent annual goodwill impairment testing on June 2, 2011, and concluded that goodwill was not impaired. The increase in value of goodwill as of June 30, 2011 is entirely related to the goodwill recorded during the purchase of Laprolan, offset by a decrease due to a change in foreign currency exchange rates in the United Kingdom and a final purchase price adjustment per the Mentor/Coloplast purchase agreement.
Note I — Comprehensive Loss
     Comprehensive loss includes net loss, changes in foreign currency translation, and changes in the unrealized gains and losses on available-for-sale securities held. The comprehensive loss for the three and nine months ended June 30, 2011 and 2010 consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(293,964)	$95,020	$(1,722,443)	$(425,553)
Foreign currency adjustment	130,003	(222,648)	449,806	(1,010,369)
Unrealized gain (loss) on securities held	(25,739)	(47,064)	34,258	40,050

Comprehensive loss	$(189,700)	$(174,692)	$(1,238,379)	$(1,395,872)

Note J — Geographic Information
Geographic net sales information reflects the destination of the product shipped. Long-lived tangible assets information is based on the physical location of the asset.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Geographic net sales:
United States	$4,389,000	$3,949,000	$13,450,000	$12,302,000
United Kingdom	4,708,000	3,734,000	13,319,000	10,845,000
The Netherlands	2,586,000	—	4,893,000	—
Europe & Middle East*	2,245,000	2,323,000	5,648,000	6,509,000
Rest of world	353,000	238,000	770,000	665,000

Total	$14,281,000	$10,244,000	$38,080,000	$30,321,000

* Europe sales exclude sales in the U.K. and the Netherlands.
Sales are attributed to countries based upon the address to which the Company ships products, as set forth on the customer’s purchase order.
Long-lived tangible assets of the Company are located in the United States, United Kingdom and the Netherlands as follows:

	June 30,	September 30,
	2011	2010
Long-lived assets:
United States	8,747,000	8,668,000
United Kingdom	1,377,000	1,349,000
The Netherlands	2,134,000	—

	$12,258,000	$10,017,000

Note K — Line of Credit and Long-Term Debt
     In June 2006, in conjunction with an asset purchase agreement with Coloplast A/S, the Company entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note was non-interest bearing and payable in five equal annual installments of $1,068,000 payable annually on June 2. The Company discounted the note at 6.90% which reflected the Company’s cost of borrowing at the date of the purchase agreement and the discount was amortized over the life of the note. The final payment of $1,068,000 was paid in May 2011.
     In December 2010, the Company entered into a credit facility with RBC Wealth Management (“RBC”). The credit facility consists of a revolving line of credit of up to $25,000,000 with interest accruing monthly at a variable rate currently at 1.375%. In conjunction with the closing of the Laprolan acquisition described under Note B, on April 7, 2011 the Company drew down $15,057,775 from its credit line with RBC. As of June 30, 2011, the Company had an outstanding balance under the revolving line of credit of $17,862,185.
Note L — Share Repurchase Program
     On March 3, 2009, the Company announced its intention to repurchase some of its outstanding common shares pursuant to its previously authorized share repurchase program. Up to 2,000,000 shares may be repurchased from time to time on the open market, or pursuant to negotiated or block transactions, in accordance with applicable Securities and Exchange Commission regulations. During the three months ended June 30, 2011, the Company repurchased 127,751 common shares at an average price of $9.27 per share. Total cash consideration for the repurchased shares was approximately $1,184,000. As of June 30, 2011, there remained 1,587,341 shares that may be purchased under the program.
Note M — Recently Issued Accounting Standards
     In January 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires entities to make new disclosures about recurring or nonrecurring fair-value measurements and provides clarification of existing disclosure requirements. For assets and liabilities that are measured at fair value on a recurring basis, the ASU requires disclosure of significant transfers between Levels 1 and 2, and transfers into and out of Level 3 of the fair value hierarchy and the reasons for those transfers. Significant transfers into each level must be disclosed and discussed separately from transfers out of each level. Significance is judged with respect to earnings, total assets, total liabilities or total equity. An accounting policy must be determined and disclosed as to when transfers between levels are recognized: (1) actual date, (2) beginning of period or (3) end of period. The ASU amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. The ASU amends ASC 820 to require fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of the valuation technique and inputs used to measure fair value is required for both recurring and nonrecurring fair value measurements. This standard became effective for the Company’s fiscal year ended September 30, 2010, except for the requirement to provide the Level activity of purchases, sales, issuances and settlement on a gross basis, which became effective beginning in the first quarter of fiscal year 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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
     In December 2010, the FASB issued ASU No. 2010-29, “Disclosures of Supplementary Pro Forma Information for Business Combinations.” This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU No. 2010-29 affects any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted and the Company adopted ASU No. 2010-29 in the second fiscal quarter of 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
     In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, it requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 will become effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The standard will become effective for the Company in January 2012. The Company is currently evaluating the impact of ASU No. 2011-05 on its consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We develop, manufacture and market a broad line of innovative, technologically enhanced PVC-free and latex-free urinary continence and urine drainage care products for the home care and acute care markets. Acute care markets are generally hospitals and treatment facilities while home care users are generally patients who use our products at home. The products we manufacture include our male external catheters, standard silicone and anti-infection intermittent catheters and our FemSoft Insert. The primary markets for our products are distributors, extended care facilities and individual hospitals and healthcare institutions.
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
     As part of our three year strategic business plan through 2013, we have increased the level of investment in our sales and marketing programs in fiscal 2011 to support our direct sales growth in the U.S. and Europe through the addition of more than 30 additional sales staff. We expect such increased investment to be funded primarily through cash generated from operations. Increasing our percentage of direct sales versus private label sales over time will have a positive impact on our gross margin. Direct sales accounted for 81% of total sales for the quarter ended June 30, 2011, compared to 74% for the quarter ended June 30, 2010. Home care direct sales accounted for 87% of total direct sales for the quarters ended June 30, 2011 and 2010.
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
     On April 7, 2011, we completed the acquisition of the outstanding capital stock of Laprolan B.V., a corporation organized under the laws of The Netherlands and a wholly owned subsidiary of Fornix BioSciences N.V., pursuant to a Share Purchase Agreement dated as of January 12, 2011 (the “Purchase Agreement”). We paid a cash purchase price at closing of €10,474,974 (US$15,057,775, of which $60,217 was paid for the cash balance of Laprolan on January 1, 2011 and $119,433 was interest paid to Fornix from January 1, 2011 until closing). As provided in the Purchase Agreement, the transaction has a retroactive effective date of January 1, 2011, and the operating results of Laprolan are for our account from and after January 1, 2011. We are applying purchase accounting as of that date and are including the results of Laprolan beginning with our second quarter of fiscal 2011.
     The following discussion pertains to our results of operations and financial position for the quarters ended June 30, 2011 and 2010. Results of the periods are not necessarily indicative of the results to be expected for the complete year. For the third quarter ended June 30, 2011, we reported a net loss of $0.02 per diluted share, compared to net income of $0.01 per diluted share for the same period last year. Loss from operations was $491,000 for the quarter ended June 30, 2011 compared to income from operations of $275,000 for the quarter ended June 30, 2010, while net loss was $294,000 for the quarter ended June 30, 2011 compared to net income of $95,000 for the quarter ended June 30, 2010.
     As of June 30, 2011, we had $8.7 million in cash and cash equivalents and $25.1 million invested in marketable securities. The marketable securities consist of $21.8 million invested in U.S. treasury bills and $3.3 million invested in a mutual fund. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative and are intended to reduce the risk of loss or any material impact on our financial condition. We are currently reporting an unrealized loss of $359,000 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. We currently consider this unrealized loss to be temporary.
Results of Operations
     The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	100%	100%	100%	100%
Cost of sales	51	51	51	53

Gross margin	49	49	49	47

Operating expenses:
Marketing and selling	37	31	37	29
Research and development	2	2	2	3
General and administrative	14	13	16	16

Total operating expenses	53	46	55	48

Income (loss) from operations	(4)	3	(6)	(1)
Interest income (expense), net	—	—	—	—
Other income	—	—	—	—

Net income (loss) before taxes	(4)	3	(6)	(1)
Income tax expense (benefit)	(2)	2	(2)	—

Net income (loss) after taxes	(2)%	1%	(4)%	(1)%

     The following table sets forth, for the periods indicated, net sales information by market category (acute care and home care), marketing method (private label and direct sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	For the Quarter ended June 30,
	2011				2010
	US	Europe & Middle East	Rest of World	Total	US	Europe & Middle East	Rest of World	Total
Net Sales
Acute Care — Direct	$608	$723	$203	$1,534	$691	$209	$95	$995
Home Care — Direct	1,969	7,962	147	10,078	1,651	4,821	137	6,609

Direct Total	2,577	8,685	350	11,612	2,342	5,030	232	7,604
Private Label	1,812	854	3	2,669	1,607	1,027	6	2,640

Total Revenues	$4,389	$9,539	$353	$14,281	$3,949	$6,057	$238	$10,244

Direct Product Mix
Acute Care — Direct	24%	8%	58%	13%	30%	4%	41%	13%
Home Care — Direct	76%	92%	42%	87%	70%	96%	59%	87%

Direct Total	100%	100%	100%	100%	100%	100%	100%	100%

	For the Quarter ended June 30,
	2011				2010
	US	Europe & Middle East	Rest of World	Total	US	Europe & Middle East	Rest of World	Total
Direct Geographic Mix
Acute Care — Direct	5%	6%	2%	13%	9%	3%	1%	13%
Home Care — Direct	17%	69%	1%	87%	22%	63%	2%	87%

Direct Total	22%	75%	3%	100%	31%	66%	3%	100%
YOY Percentage Net Sales Growth
Direct	10%	73%	51%	53%
Private Label	13%	(17%)	(50%)	1%
Total Net Sales	11%	57%	48%	39%

	For the Year to Date ended June 30,
	2011				2010
	US	Europe & Middle East	Rest of World	Total	US	Europe & Middle East	Rest of World	Total
Net Sales
Acute Care — Direct	$1,867	$2,005	$559	$4,431	$1,812	$805	$250	$2,867
Home Care — Direct	5,557	19,342	188	25,087	4,659	13,679	394	18,732

Direct Total	7,424	21,347	747	29,518	6,471	14,484	644	21,599
Private Label	6,026	2,513	23	8,562	5,831	2,870	21	8,722

Total Revenues	$13,450	$23,860	$770	$38,080	$12,302	$17,354	$665	$30,321

Direct Product Mix
Acute Care — Direct	25%	9%	75%	15%	28%	6%	39%	13%
Home Care — Direct	75%	91%	25%	85%	72%	94%	61%	87%

Direct Total	100%	100%	100%	100%	100%	100%	100%	100%

Direct Geographic Mix
Acute Care — Direct	6%	7%	2%	15%	8%	4%	1%	13%
Home Care — Direct	19%	65%	1%	85%	22%	63%	2%	87%

Direct Total	25%	72%	3%	100%	30%	67%	3%	100%

YOY Percentage Net Sales Growth
Direct	15%	47%	16%	37%
Private Label	3%	(12%)	10%	(2%)
Total Net Sales	9%	37%	16%	26%
Note:
Direct sales include sales made directly to the end consumer and include all Rochester Medical branded sales, UK Script Easy Sales and all Laprolan sales. Private label sales include our products packaged and sold by other manufacturers. Acute care refers to hospital sales. Home care refers to non-hospital sales.
Three Month and Nine Month Periods Ended June 30, 2011 and June 30, 2010
     Net Sales. Net sales for the third quarter of fiscal 2011 increased 39% to $14,281,000 from $10,244,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in direct sales in the U.S.

and the Europe and Middle East (“EME”) region, combined with a small increase in sales of private label products domestically, and offset by a decrease in private label sales in EME. US direct sales increased by 10% for the quarter compared to the same period last year, led by a 19% increase in home care sales offset by a 12% decrease in acute care sales. Our EME direct sales increased 73% compared to the same period last year led by a strong increase in both the UK and the Netherlands in acute care sales of 246% and home care sales of 65%. Management believes these results demonstrate the favorable impact of our strategic decision to increase investment in sales and marketing programs, particularly in our direct sales business in the US and EME. Additionally, beginning with the quarter ended March 31, 2011, direct sales include the sales of Laprolan B.V., our recently acquired subsidiary in the Netherlands. Total sales were partially strengthened (2% or $354,000) as a result of the change in foreign currency exchange rates in the United Kingdom as the U.S. dollar was somewhat weaker versus the pound sterling, thereby affecting sales positively given the significant volume of our Rochester Medical branded product sales in the United Kingdom. Direct sales in the rest of the world (“ROW”) increased 51% compared to the same period last year including a 7% increase in home care sales and a 113% increase in acute care sales. Private label sales for the third quarter were up 1% from last year and continue to fluctuate on a quarterly basis. Private label sales accounted for approximately 19% of total sales for the quarter ended June 30, 2011.
     Net sales for the nine months ended June 30, 2011 increased 26% to $38,080,000 from $30,321,000 for the comparable nine-month period of last fiscal year. The sales increase resulted from an increase in direct sales in the US, EME and ROW, offset by a decrease in private label sales in the EME. Our EME direct sales increased 47% compared to the same period last year, led by increases in both the UK and the Netherlands. Beginning with the quarter ended March 31, 2011, net sales include the sales of Laprolan.
     Gross Margin. Our gross margin as a percentage of net sales for the third quarter of fiscal 2011 and 2010 was 49%. Gross margin this quarter was primarily impacted by higher margins on Laprolan sales offset by lower margins in the US. Management expects the sale of Laprolan products and our direct sales in both the US and EME will continue to have a positive impact on margin as we continue to focus on direct sales. Gross margin for the nine months ended June 30, 2011 increased to 49% from 47%. Factors affecting the comparative nine month gross margin are generally consistent with those discussed above for the current quarter.
     Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the third quarter of fiscal 2011 increased 66% to $5,238,000 from $3,151,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to increased compensation and benefits associated with the increased sales staff in the US and UK, and the addition of our Laprolan sales personnel, partially offset by a reduction in advertising costs. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended June 30, 2011 and 2010 was 37% and 31%, respectively.
     Marketing and selling expense for the nine months ended June 30, 2011 increased 61% to $14,132,000 from $8,800,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month expense levels are generally consistent with those discussed above for the current quarter.
     Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense for the third quarter of fiscal 2011 decreased 9% to $223,000 from $246,000 for the comparable quarter of last fiscal year. The decrease in research and development expense results primarily from general increases in salaries and wages and normal increases from last fiscal year offset by R&D tax credits. Research and development expense as a percentage of net sales for the fiscal quarters ended June 30, 2011 and 2010 was 2%.
     Research and development expense for the nine months ended June 30, 2011 decreased 19% to $753,000 from $931,000 for the comparable nine-month period of last fiscal year. The decrease in research and development expense for the nine months ended June 30, 2011 primarily relates to decreased testing and development of new and existing products that were in development in the first quarter of fiscal 2010.
     General and Administrative. General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors, auditors and utilities. General and administrative expense for the third quarter of fiscal 2011 increased 48% to $2,030,000 from $1,369,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is primarily related to one-time costs associated with the acquisition of Laprolan, administrative expenses in Laprolan, increased taxes and benefits, increased wages and an increase in consulting fees and supplies . General and administrative expense as a percentage of net sales for the fiscal quarters ended June 30, 2011 and 2010 was 14% and 13%, respectively.
     General and administrative expense for the nine months ended June 30, 2011 increased 28% to $6,143,000 from $4,808,000 for the comparable nine-month period of last fiscal year. The increase in general and administrative expenses for the nine month period are generally consistent with those discussed above for the current quarter.
     Interest Income. Interest income for the third quarter of fiscal 2011 decreased 4% to $50,000 from $52,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects lower returns on a smaller amount of investments.
     Interest income for the nine months ended June 30, 2011 decreased 2% to $154,000 from $157,000 for the comparable nine-month period of last fiscal year. Factors affecting the comparative nine-month interest income reflect slightly higher returns on CDs and investments early in the fiscal year.
     Interest Expense. Interest expense for the third quarter of fiscal 2011 increased 92% to $70,000 from $37,000 for the comparable quarter of last fiscal year. The increase in interest expense reflects increased interest related to the acquisition of Laprolan offset by lower amounts of debt as a result of quarterly debt payments.
     Interest expense for the nine months ended June 30, 2011 increased 92% to $225,000 from $117,000 for the comparable nine-month period of last fiscal year. The increase in interest expense for the nine month period are generally consistent with those discussed above for the current quarter.
     Income Taxes. For the quarter ended June 30, 2011, we had an effective income tax rate of approximately 45%. The tax rate is affected by the estimated annual book income before tax in relation to permanent tax adjustments, particularly acquisition related expenses and incentive stock options, and in future periods we expect to report an income tax provision using an effective tax rate in the range of 40-42% for U.S. income. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items.
     We have recorded an income tax benefit of $665,000 for the nine months ended June 30, 2011 compared to an expense of $183,000 for the comparable nine-month period of last fiscal year. The change in income taxes is attributable to the level of estimated annual book income (loss) before tax as compared to permanent book to tax differences.
Liquidity and Capital Resources
     Our cash, cash equivalents and marketable securities were $33.8 million at June 30, 2011 compared to $35.5 million at September 30, 2010. The decrease in cash primarily resulted from payments on debt, stock repurchases, cash used in operations and capital expenditures offset by cash provided from the sale of common stock upon exercise of options. As of June 30, 2011, we had $25.1 million invested in marketable securities. The marketable securities consist of $21.8 million invested in U.S. treasury bills and $3.3 million invested in a mutual fund. We are currently reporting an unrealized loss of $359,000 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. We currently consider this unrealized loss to be temporary.
     During the nine-month period ended June 30, 2011, we used $449,000 of cash from operating activities compared to $2,177,000 of cash provided by operations during the comparable period of the prior fiscal year. The net cash used in operating activities in the first nine months of fiscal 2011 primarily reflects our net loss adjusted for non-cash items related to depreciation, amortization, and stock based compensation and increases in accounts receivable, inventories and other current assets and decreases in other current liabilities offset by increases in accounts payable and income taxes payable. Accounts receivable during this period increased 5% or $372,000, while inventories increased $576,000, or 6%, primarily as a result of rebuilding inventory levels since year end. Other current assets during this period increased 164% or $1,296,000, primarily as a result of prepaid income taxes on intercompany profits and taxes receivable related to incentive stock option exercises. Accounts payable increased 42%, or $855,000, primarily reflecting timing of expenses related to quarter end. Other current liabilities increased 10%, or $200,000, primarily reflecting timing of normal operating accruals. In addition, capital expenditures during this period were $1,349,000 compared to $1,461,000 for the comparable period last year. We also repurchased $1,184,000 worth of common stock.
          In June 2006, in conjunction with the asset purchase agreement with Coloplast, we entered into an unsecured loan note deed with Coloplast with an outstanding principal amount of $5,340,000. The promissory note was non-interest bearing, payable and due in five equal installments of $1,068,000 payable annually on June 2. We discounted the note at 6.90%. We made the final payment of $1,068,000 in May 2011.
          In December 2010, we entered into a credit facility with RBC Wealth Management. The credit facility consists of a revolving line of credit of up to $25,000,000 with interest accruing monthly at a variable rate currently at 1.375%. In conjunction with the closing of the Laprolan acquisition, on April 7, 2011, we drew down $15,057,775 from the line of credit. As of June 30, 2011, we had an outstanding balance under the revolving line of credit of $17,862,185.
          We believe that our capital resources on hand at June 30, 2011, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in United States dollars and pound sterling. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative in light of current economic conditions, and include primarily U.S. treasury bills to reduce the risk of loss or any material impact on our financial condition. Our revolving line of credit bears interest at a variable rate currently at 1.375%. As of June 30, 2011, we had an outstanding balance under the revolving line of credit of $17,862,185.
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
Item 4. CONTROLS AND PROCEDURES
          Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date) we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

April 1, 2011 to June 30, 2011, we repurchased shares in the open market. The following table summarizes the repurchases:

			Total Number
			of Shares	Maximum Number
	Total Number	Average Price	Purchased as	of Shares that
	of Shares	Paid per	Part of Publicly	May Yet Be Purchased
Period	Purchased	Share	Announced Plans	Under the Plan
April 1, 2011 — April 30, 2011	—	—	285,568	1,714,432
May 1, 2011 — May 31, 2011	30,908	$9.79	316,476	1,683,524
June 1, 2011 — June 30, 2011	96,843	$9.10	413,319	1,586,681
Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive Data Files.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION
Date: August 9, 2011	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: August 9, 2011	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive Data Files.