Form 10-Q
period 2011-12-31
ROCHESTER MEDICAL CORPORATION
filed 2012-02-09
CIK 868368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

Commission File Number: 0-18933

ROCHESTER MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1613227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE ROCHESTER MEDICAL DRIVE, STEWARTVILLE, MN	55976
(Address of principal executive offices)	(Zip Code)

(507) 533-9600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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

12,105,050 Common Shares as of February 6, 2012.

ROCHESTER MEDICAL CORPORATION

Report on Form 10-Q

for quarter ended

December 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2011
Assets:
Current assets:
Cash and cash equivalents	$8,337,578	$8,722,935
Marketable securities	25,218,950	26,182,308
Accounts receivable, net	8,455,770	8,644,332
Inventories, net	11,670,635	11,278,694
Prepaid expenses and other current assets	1,663,245	1,361,259
Deferred income tax asset	1,992,998	1,618,495

Total current assets	57,339,176	57,808,023
Property, plant and equipment:
Land and buildings	10,565,607	10,571,723
Equipment and fixtures	20,047,893	19,531,006

	30,613,500	30,102,729
Less accumulated depreciation	(18,441,888)	(18,050,044)

Total property, plant and equipment	12,171,612	12,052,685
Deferred income tax asset	1,167,763	1,242,010
Goodwill	9,569,190	9,764,075
Finite life intangibles, net	9,860,980	10,272,671

Total assets	$90,108,721	$91,139,464

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,651,057	$2,773,398
Accrued compensation	945,313	1,460,726
Accrued expenses	1,601,291	1,500,544
Current maturities of debt	18,330,905	17,862,185

Total current liabilities	23,528,566	23,596,853

Deferred tax liabilities	1,806,711	1,565,764
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 40,000,000
Issued and outstanding shares (12,043,167 at – December 31, 2011; 12,141,817 at – September 30, 2011)	56,169,621	56,829,350
Retained earnings	13,188,026	13,263,374
Accumulated other comprehensive loss	(4,584,203)	(4,115,877)

Total shareholders’ equity	64,773,444	65,976,847

Total liabilities and shareholders’ equity	$90,108,721	$91,139,464

Note — The Balance Sheet information at September 30, 2011 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,
	2011	2010
Net sales	$13,845,666	$10,946,405
Cost of sales	6,877,193	5,542,274

Gross profit	6,968,473	5,404,131

Operating expenses:
Marketing and selling	4,504,120	3,881,980
Research and development	376,269	277,855
General and administrative	2,108,813	1,709,093

Total operating expenses	6,989,202	5,868,928

Loss from operations	(20,729)	(464,797)

Other income (expense):
Interest income	9,735	52,570
Interest expense	(81,150)	(31,259)
Other expense	(19,655)	(16,282)

Net loss before income taxes	(111,799)	(459,768)

Income tax benefit	(36,452)	(290,686)

Net loss	$(75,347)	$(169,082)

Net loss per share – basic	$(0.01)	$(0.01)
Net loss per share – diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic	12,136,125	12,127,268
Weighted average number of common shares outstanding – diluted	12,136,125	12,127,268

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2011	2010
Operating activities:
Net loss	$(75,347)	$(169,082)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisition:
Depreciation	399,271	337,265
Amortization	249,633	157,268
Stock based compensation	315,748	295,469
Deferred income tax	55,038	82,483
Changes in operating assets and liabilities:
Accounts receivable	151,151	1,247,864
Inventories	(450,869)	(306,572)
Other current assets	(309,393)	(588,317)
Accounts payable	(188,979)	(19,512)
Income tax payable	(90,480)	(177,898)
Other current liabilities	(641,947)	(655,254)

Net cash provided by (used in) operating activities	(586,174)	203,714

Investing activities:
Purchase of property, plant and equipment	(585,127)	(361,345)
Purchase of intangibles	(8,245)	(12,820)
Purchases of marketable securities	(13,014,689)	(7,044,243)
Sales and maturities of marketable securities	14,101,455	8,808,021

Net cash provided by investing activities	493,394	1,389,613

Financing activities:
Proceeds from long-term debt	788,623	—
Payments on long-term debt	—	(1,647,140)
Excess tax benefit from exercises of stock options	—	193,526
Repurchase of common stock	(1,088,619)	—
Proceeds from issuance of common stock	113,141	160,350

Net cash used in financing activities	(186,855)	(1,293,264)

Effect of exchange rate on cash and cash equivalents	(105,722)	(16,682)

Increase (decrease) in cash and cash equivalents	(385,357)	283,381

Cash and cash equivalents at beginning of period	8,722,935	4,545,907

Cash and cash equivalents at end of period	$8,337,578	$4,829,288

Supplemental Cash Flow Information
Interest paid	$—	$23,318
Income taxes paid	$—	$5,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2011

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements as of September 30, 2011 and the unaudited December 31, 2011 and 2010 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2011. In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

Note B – Acquisition of Laprolan B.V. from Fornix BioSciences N.V.

On April 7, 2011, the Company completed the acquisition of the outstanding capital stock of Laprolan B.V., a corporation organized under the laws of The Netherlands and a wholly owned subsidiary of Fornix BioSciences N.V., pursuant to a Share Purchase Agreement dated as of January 12, 2011 (the “Purchase Agreement”). As provided in the Purchase Agreement, the transaction had a retroactive effective date of January 1, 2011, and the operating results of Laprolan are for the account of the Company from and after January 1, 2011. The Company has applied purchase accounting as of that date and has included the results of Laprolan in its financial statements beginning with its second quarter of fiscal 2011. At closing, the Company paid to Fornix €10,474,974 (US$15,057,775, of which $60,217 was paid for the cash balance of Laprolan on January 1, 2011 and $119,433 was interest from January 1, 2011 until closing).

The following table summarizes the fair values of the assets and liabilities acquired at the date of acquisition. Included in the intangible assets acquired is approximately $5,602,000 of goodwill and $5,612,000 of finite –lived intangibles.

Current assets	$3,212,000
Property and equipment	1,831,000
Intangible assets	11,214,000

Total assets acquired	$16,257,000

Current liabilities	$824,000
Long term liabilities	1,546,000

Total liabilities assumed	$2,370,000

The pro forma unaudited results of operations for the three months ended December 31, 2010, assuming consummation of the purchase of Laprolan B.V. as of October 1, 2010, are as follow (in thousands):

Three Months Ended December 31,
2010
Net sales	$13,865
Net income (loss)	316
Per share data:

Basic earnings (loss)	$0.03

Diluted earnings (loss)	$0.03

In the table above, $90,000 has been added back to net income for the three months ended December 31, 2010, for one-time merger and acquisition costs.

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

Employee stock options to purchase 1,135,500 shares and 802,000 shares were excluded from the diluted net loss per share calculation for the first quarter of fiscal years 2012 and 2011, respectively, because their exercise prices were greater than the average market price of the Company’s common stock and their effect would have been antidilutive.

Note D — Stock Based Compensation

On January 28, 2010, the Company’s shareholders approved the Rochester Medical Corporation 2010 Stock Incentive Plan. As of that same date, no new awards were allowed to be granted under the Company’s 1991 Stock Option Plan or the 2001 Stock Incentive Plan. The 2010 Stock Incentive Plan authorizes the issuance of up to 1,000,000 shares of common stock pursuant to grants of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards. Per the terms of the 2010 Stock Incentive Plan, awards may be granted with a term no longer than ten years. The vesting schedule and other terms of the awards granted under the 2010 Stock Incentive Plan will be determined by the Compensation Committee of the Board of Directors at the time of the grant. As of December 31, 2011, there were 527,000 shares that remain available for issuance under the 2010 Stock Incentive Plan, and there were 433,000 options and 40,000 shares of restricted stock outstanding under this plan. As of December 31, 2011, the Company also had 1,103,500 options outstanding under the 2001 Stock Incentive Plan.

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company recorded approximately $316,000 ($202,000 net of tax) and $295,000 ($195,000 net of tax) of related stock-based compensation expense for the quarter ended December 31, 2011 and 2010, respectively. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 for each of the quarters ended December 31, 2011 and 2010.

As of December 31, 2011, there is approximately $1,326,000 of unrecognized compensation cost that is expected to be recognized over a weighted average period of approximately thirteen months.

Stock Options and Restricted Stock

No stock options were granted in the first quarter of fiscal 2012 or 2011.

The following table represents stock-based awards activity for the three months ended December 31, 2011:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Outstanding awards at beginning of period	1,588,750	$9.39	5.83 Yrs
Granted - options	—	—
Granted – restricted shares	—	—
Exercised	(52,250)	$2.17

Outstanding awards at end of period	1,536,500	$9.64	5.78 Yrs.

Outstanding awards exercisable at end of period	1,108,375	$8.99	4.87 Yrs.

At December 31, 2011, the aggregate intrinsic value of options outstanding and options exercisable was $1,503,470. Total intrinsic value of options exercised was $219,510 for the three months ended December 31, 2011. Shares available for future stock-based awards to employees and directors under the 2010 Stock Incentive Plan were 527,000 at December 31, 2011.

Note E – Marketable Securities

As of December 31, 2011, the Company has $25.2 million invested in high quality, investment grade debt securities, consisting of $21.5 million invested in U.S. treasury bills, $3.2 million invested in a mutual fund and $0.5 million invested in CDs. At September 30, 2011, the Company’s marketable securities included $26.2 million invested in high quality, investment grade debt securities, consisting of $16.5 million invested in U.S. treasury bills, $3.2 million invested in a mutual fund and $6.5 million invested in CDs. The Company is reporting an unrealized loss of $335,000 related to the mutual fund investment as of December 31, 2011; the unrealized loss was $459,000 at September 30, 2011. The Company currently considers this unrealized loss to be temporary.

Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. The cost and fair value of available-for-sale securities were as follows:

	Cost	Unrealized Loss	Fair Value
December 31, 2011	$25,554,293	$(335,343)	$25,218,950
September 30, 2011	$26,641,059	$(458,751)	$26,182,308

Gains and losses recognized are recorded in Other income (expense), in the consolidated statements of operations. Gains and losses from the sale of investments are calculated based on the specific identification method.

The Company applies the accounting standards set forth in ASC 820, Fair Value Measurement, for financial assets and liabilities that are re-measured and reported at fair value at each reporting period. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that fair value measurements be classified and disclosed using one of the following three categories:

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

The Company has determined that the values given to its marketable securities are appropriate and are measured using Level 1 inputs.

Note F – Inventories

Inventories consist of the following:

	December 31, 2011	September 30, 2011
Raw materials	$1,653,862	$1,548,095
Work-in-process	3,764,654	3,598,623
Finished goods	6,400,000	6,298,415
Reserve for inventory obsolescence	(147,881)	(166,439)

	$11,670,635	$11,278,694

Note G – Income Taxes

On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance. As of December 31, 2011 and September 30, 2011, the Company has a valuation allowance of $42,000 related to Minnesota R&D credit carryovers as the Company believes it is more likely than not that the deferred tax asset will not be utilized in future years. For the quarter ended December 31, 2011, the Company had an effective worldwide income tax rate of approximately 33%. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items.

The Company adopted accounting provisions that now form part of ASC 740, Income Taxes, and which clarify the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2011, the Company has recognized approximately $56,000 for unrecognized tax benefits, which has not changed from the prior quarter. If the Company were to prevail on all unrecognized tax benefits recorded at December 31, 2011, the total gross unrecognized tax benefit of approximately $56,000 would benefit the Company’s effective tax rate.

It is the Company’s practice to recognize penalties and/or interest pertaining to income tax matters in income tax expense. As of December 31, 2011, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.

The Company is subject to income tax examinations from time to time in the U.S. Federal jurisdiction, as well as in the United Kingdom, the Netherlands and various state jurisdictions.

Note H – Goodwill and Other Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill and intangibles with indefinite useful lives are not amortized but the Company is required to perform, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss will be recognized. The Company has $4,132,000 of goodwill carrying value as of December 31, 2011 resulting from its acquisition in the UK of Rochester Medical Limited in 2006 and $5,437,000 of goodwill carrying value resulting from its acquisition in the Netherlands of Laprolan B.V. in 2011. The Company tests annually for impairment of the asset, which is currently on June 2nd of each fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. The recoverability of other long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company performed its most recent annual goodwill impairment testing of the goodwill at June 2, 2011, and concluded that the goodwill was not impaired. The decrease in value of goodwill as of December 31, 2011 is entirely related to the change in foreign currency exchange rates in the United Kingdom and the Netherlands.

Note I – Comprehensive Loss

Comprehensive loss includes net loss, changes in foreign currency translation, and changes in the unrealized gains and losses on available-for-sale securities held. The comprehensive loss for the three months ended December 31, 2011 and 2010 consists of the following:

	Three Months Ended December 31,
	2011	2010
Net loss	$(75,347)	$(169,082)
Foreign currency adjustment	(545,271)	(91,410)
Unrealized gain on securities held	76,945	56,925

Comprehensive loss	$(543,673)	$(203,567)

Note J – Geographic Information

Geographic net sales information reflects the destination of the product shipped. Long-lived tangible assets information is based on the physical location of the asset.

	Three Months Ended December 31,
	2011	2010
Geographic net sales:
United States	$4,656,000	$4,317,000
United Kingdom	4,958,000	4,221,000
The Netherlands*	2,357,000	135,000
Europe and Middle East**	1,633,000	2,016,000
Rest of world	242,000	257,000

Total	$13,846,000	$10,946,000

*	The Company acquired Laprolan B.V. located in the Netherlands effective January 1, 2011.
**	Europe sales exclude sales in the U.K. and the Netherlands.

Sales are attributed to countries based upon the address to which the Company ships products, as set forth on the customer’s purchase order.

Long-lived tangible assets, excluding intangible assets and deferred tax assets, of the Company are located in the United States, United Kingdom and the Netherlands as follows:

	December 31, 2011	September 30, 2011
Long-lived assets:
United States	$8,960,000	$8,762,000
United Kingdom	1,337,000	1,326,000
The Netherlands	1,875,000	1,965,000

	$12,172,000	$12,053,000

Note K – Line of Credit and Long-Term Debt

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

In December 2010, the Company entered into a credit facility with RBC Wealth Management (“RBC”). The credit facility consists of a revolving line of credit of up to $25,000,000 with interest accruing monthly at a variable rate currently at 1.375%. In conjunction with the closing of the Laprolan acquisition described under Note B, on April 7, 2011, the Company drew down $15,057,775 from its credit line. As of December 31, 2011, the Company had an outstanding balance under the revolving line of credit of $18,330,905.

Note L – Share Repurchase Program

On March 3, 2009, the Company announced its intention to repurchase some of its outstanding common shares pursuant to its previously authorized share repurchase program. Up to 2,000,000 shares may be repurchased from time to time on the open market, or pursuant to negotiated or block transactions, in accordance with applicable Securities and Exchange Commission regulations. During the three months ended December 31, 2011, the Company repurchased 150,900 common shares at an average price of $7.21 per share. Total cash consideration for the repurchased shares was approximately $1,089,000. As of December 31, 2011, there remained 1,278,947 shares that may be purchased under the program.

Note M – Recently Issued Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, it requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 will become effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact of ASU No. 2011-05 on its condensed consolidated financial statements.

ASU 2011-05 also requires reclassification adjustments and the effect of those adjustments on net income and other comprehensive income to be presented on the face of the financial statement where the components of net income and other comprehensive income are presented. In December 2011, the FASB issued ASU No.2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the effective date of the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-12 will have a material impact on its results of operations, financial condition, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU No. 2011-08 will become effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The standard will become effective for the Company in January 2012. The Company is currently evaluating the impact of ASU No. 2011-08 on its condensed consolidated financial statements.

Note N – Subsequent Events

In January 2012, the Company used a portion of its cash and cash equivalents and marketable securities and paid off its entire outstanding balance on its operating line of credit with RBC Wealth Management. The credit facility now consists of a revolving line of credit of up to $5,000,000 with interest accruing monthly at a variable rate currently at 1.375%.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We develop, manufacture and market a broad line of innovative, technologically enhanced PVC-free and latex-free urinary continence and urine drainage care products for the home care and acute care markets. Acute care markets are generally hospitals and extended care treatment facilities, while home care users are generally patients who use our products at home. The extended care products we manufacture include our silicone male external catheters, our standard and advanced lines of silicone and anti-infection intermittent catheters and our FemSoft Insert. The acute care products we manufacture include our standard and advanced lines of silicone and anti-infection foley catheters. Through our subsidiary, Laprolan B.V., we also sell certain ostomy and wound and scar care products and other brands of urological products. The primary purchasers of our products are distributors, individual hospitals and healthcare institutions and extended care facilities.

We sell our products directly and through private label partners, both domestically and internationally. Direct sales include all our Rochester Medical ® branded sales, Script Easy sales and all of our other sales at Laprolan. In the UK, we use the Script Easy program to sell our Rochester Medical brand products and other companies’ products covered under drug tariff direct to the patient. Private label sales include our products manufactured by us and sold under brand names owned by other companies.

As part of our three year strategic business plan through 2013, we increased the level of investment in our sales and marketing programs in fiscal 2011 to support our direct sales growth in the U.S. and Europe through the addition of more than 30 additional sales staff. Increasing our percentage of direct sales versus private label sales over time will have a positive impact on our gross margin. Direct sales accounted for 82% of total sales for the quarter ended December 31, 2011, compared to 72% for the quarter ended December 31, 2010. Home care direct sales accounted for 88% and 87% of total direct sales for the quarters ended December 31, 2011 and 2010, respectively.

In September 2009, the FemSoft Insert was approved for inclusion in Part IX of the UK Drug Tariff as a prescription product that is reimbursable under the National Healthcare System, commencing in 2010. In November 2009, the Centers for Medicare & Medicaid Services (CMS) issued a specific reimbursement code which covers our FemSoft Insert. The current Medicare fee schedule amount is based on price data that is closest to a 1986/1987 base period and is significantly lower than the current retail price for the FemSoft Insert. Although we believe that the reimbursement fee is unreasonably low, we continue to believe the availability of National Healthcare System and Medicare reimbursement will help this unique device become an economically accessible and often preferred solution for incontinent women in the United Kingdom and in the United States.

On April 7, 2011, we completed the acquisition of the outstanding capital stock of Laprolan B.V., a corporation organized under the laws of The Netherlands and a wholly owned subsidiary of Fornix BioSciences N.V., pursuant to a Share Purchase Agreement dated as of January 12, 2011 (the “Purchase Agreement”). We paid a cash purchase price at closing of €10,474,974 (US$15,057,775, of which $60,217 was paid for the cash balance of Laprolan on January 1, 2011 and $119,433 was interest paid to Fornix from January 1, 2011 until closing). As provided in the Purchase Agreement, the transaction had a retroactive effective date of January 1, 2011, and the operating results of Laprolan are for our account from and after January 1, 2011. We have applied purchase accounting as of that date and have included the results of Laprolan beginning with our second quarter of fiscal 2011.

The following discussion pertains to our results of operations and financial position for the quarters ended December 31, 2011 and 2010. Results of the periods are not necessarily indicative of the results to be expected for the complete year. For each of the first quarters ended December 31, 2011 and 2010, we reported a net loss of $0.01 per diluted share. Loss from operations was $21,000 for the quarter ended December 31, 2011 compared to a loss from operations of $465,000 for the quarter ended December 31, 2010, while net loss was $75,000 for the quarter ended December 31, 2011 compared to a net loss of $169,000 for the quarter ended December 31, 2010.

As of December 31, 2011, we had $8.3 million in cash and cash equivalents and $25.2 million invested in marketable securities. The marketable securities consist of $21.5 million invested in U.S. treasury bills, $3.2 million invested in a mutual fund and $0.5 million invested in CDs. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative and are intended to reduce the risk of loss or any material impact on our financial condition. We are currently reporting an unrealized loss of $335,000 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. We currently consider this unrealized loss to be temporary.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended December 31,
	2011	2010
Net sales	100%	100%
Cost of sales	50	51

Gross margin	50	49

Operating expenses:
Marketing and selling	33	35
Research and development	3	3
General and administrative	15	16

Total operating expenses	51	54

Loss from operations	(1)	(5)
Interest income (expense), net	—	—
Other income	—	—

Net loss before taxes	(1)	(5)
Income tax expense (benefit)	—	(3)

Net loss after taxes	(1)%	(2)%

The following table sets forth, for the periods indicated, net sales information by market category (acute care and home care), marketing method (private label and direct sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	For the Quarter ended December 31,
	2011				2010
	US	Europe & Middle East	Rest of World	Total	US	Europe & Middle East	Rest of World	Total
Net Sales
Acute Care – Direct	$778	$461	$135	$1,374	$595	$297	$105	$997
Home Care – Direct	2,179	7,712	94	9,985	1,732	4,960	139	6,831

Direct Total	2,957	8,173	229	11,359	2,327	5,257	244	7,828
Private Label	1,699	775	13	2,487	1,990	1,115	13	3,118

Total Revenues	$4,656	$8,948	$242	$13,846	$4,317	$6,372	$257	$10,946

Direct Product Mix
Acute Care – Direct	26%	6%	59%	12%	26%	6%	43%	13%
Home Care – Direct	74%	94%	41%	88%	74%	94%	57%	87%

Direct Total	100%	100%	100%	100%	100%	100%	100%	100%

Direct Geographic Mix
Acute Care – Direct	7%	4%	1%	12%	8%	4%	1%	13%
Home Care – Direct	19%	68%	1%	88%	22%	63%	2%	87%

Direct Total	26%	72%	2%	100%	30%	67%	3%	100%

YOY Percentage Net Sales Growth (Decline)
Direct	27%	55%	(6%)	45%
Private Label	(15%)	(30%)	(0%)	(20%)
Total Net Sales	8%	40%	(6%)	26%

Note:

Direct sales include sales made directly to the end consumer and include all Rochester Medical branded sales, UK Script Easy Sales and all Laprolan sales. Private label sales include our products packaged and sold by other manufacturers. Acute care refers to hospital sales. Home care refers to non-hospital sales.

Three Month Periods Ended December 31, 2011 and December 31, 2010

Net Sales. Net sales for the first quarter of fiscal 2012 increased 26% to $13,846,000 from $10,946,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in direct sales in the U.S. and the Europe and Middle East (“EME”) region, offset by a decrease in sales of private label products domestically and in EME. US direct sales increased by 27% for the quarter compared to the same period last year, led by a 31% increase in acute care sales and a 26% increase in home care sales. Our EME direct sales increased 55% compared to the same period last year led by a strong increase in the UK and inclusion of $2.4 million of sales in the Netherlands. Management believes these results demonstrate the favorable impact of our strategic decision to increase investment in sales and marketing programs, particularly in our direct sales business in the US and EME. Additionally, beginning with the quarter ended March 31, 2011, direct sales include the sales of Laprolan B.V., our recently acquired subsidiary in the Netherlands. Total sales were partially impacted ($23,000) as a result of the change in foreign currency exchange rates in the United Kingdom as the U.S. dollar was somewhat stronger versus the pound sterling, thereby affecting sales negatively. Direct sales in the rest of the world (“ROW”) decreased 6% compared to the same period last year, resulting from a 29% increase in acute care sales offset by a 32% decrease in home care sales. Private label sales for the first quarter were down 20% from last year and continue to fluctuate on a quarterly basis. While private label sales historically have tended to fluctuate quarter to quarter, usually due to the timing of orders, year over year results are generally expected to remain constant. Management believes the current quarterly reduction in private label sales is strictly due to the timing of orders. Private label sales accounted for approximately 18% and 28% of total sales for the quarters ended December 31, 2011 and 2010, respectively.

Gross Margin. Our gross margin as a percentage of net sales for the first quarter of fiscal 2012 increased to 50% from 49% in the same period last fiscal year. Gross margin this quarter was primarily impacted by higher margins on Laprolan sales and direct sales in the U.K., as well as a lower proportion of sales to private label customers that yield a lower margin. Management expects the sale of Laprolan products and our direct sales in both the U.S. and EME will continue to have a positive impact on margin as we continue to focus on direct sales.

Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the first quarter of fiscal 2012 increased 16% to $4,504,000 from $3,882,000 for the comparable quarter of last fiscal year. The increase in marketing and selling expense is primarily due to $590,000 of incremental costs associated with Laprolan and increased compensation and benefits associated with the increased sales staff in the US and UK. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended December 31, 2011 and 2010 was 33% and 35%, respectively.

Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense for the first quarter of fiscal 2012 increased 35% to $376,000 from $278,000 for the comparable quarter of last fiscal year. The increase in research and development expense results primarily from general increases in salaries and wages and third-party vendors performing investigative research on new products. Research and development expense as a percentage of net sales for the fiscal quarters ended December 31, 2011 and 2010 was 3%.

General and Administrative. General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors, auditors and utilities. General and administrative expense for the first quarter of fiscal 2012 increased 23% to $2,109,000 from $1,709,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is primarily related to $538,000 of administrative expenses in Laprolan, increased taxes and benefits and increased wages offset by decreases in depreciation and merger and acquisition costs. General and administrative expense as a percentage of net sales for the fiscal quarters ended December 31, 2011 and 2010 was 15% and 16%, respectively.

Interest Income. Interest income for the first quarter of fiscal 2012 decreased 81% to $10,000 from $53,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects overall lower interest rates on investments.

Interest Expense. Interest expense for the first quarter of fiscal 2012 increased 161% to $81,000 from $31,000 for the comparable quarter of last fiscal year. The increase in interest expense reflects increased interest related to the acquisition of Laprolan offset by lower amounts of debt as a result of paying off our debt related to our asset purchase agreement with Coloplast.

Income Taxes. For the quarter ended December 31, 2011, we had an effective worldwide income tax rate of approximately 33% compared to 63% for the comparable quarter of last fiscal year. In future periods, we expect to report an income tax provision using an effective tax rate in the range of 32-35% of worldwide income. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities were $33.6 million at December 31, 2011 compared to $34.9 million at September 30, 2011. The decrease in cash primarily resulted from stock repurchases, cash used in operations and capital expenditures offset by cash provided from the sale of common stock upon exercise of options and proceeds from long term debt. As of December 31, 2011, we had $25.2 million invested in marketable securities. The marketable securities consist of $21.5 million invested in U.S. treasury bills and $3.2 million invested in a mutual fund and $0.5 million in CDs. We are currently reporting an unrealized loss of $335,000 primarily related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. We currently consider this unrealized loss to be temporary.

During the three-month period ended December 31, 2011, we used $586,000 of cash from operating activities compared to $204,000 of cash provided by operations during the comparable period of the prior fiscal year. The net cash used in operating activities in the first three months of fiscal 2012 primarily reflects our net loss adjusted for non-cash items related to depreciation, amortization, and stock based compensation and increases in inventories and other current assets and decreases in accounts payable and other current liabilities offset by decreases in accounts receivable. Accounts receivable during this period decreased 2% or $151,000, while inventories increased $451,000, or 4%, primarily as a result of rebuilding inventory levels since year end. Other current assets during this period increased 23% or $309,000, primarily as a result of prepaid income taxes on intercompany profits and taxes receivable related to incentive stock option exercises. Accounts payable decreased 7%, or $189,000, primarily reflecting timing of expenses related to quarter end. Other current liabilities decreased 22%, or $642,000, primarily reflecting timing of normal operating accruals. In addition, capital expenditures during this period were $585,000 compared to $361,000 for the comparable period last year. We also repurchased $1,089,000 worth of common stock.

In December 2010, we entered into a credit facility with RBC Wealth Management. The credit facility consists of a revolving line of credit of up to $25,000,000 with interest accruing monthly at a variable rate currently at 1.375%. In conjunction with the closing of the Laprolan acquisition, on April 7, 2011, we drew down $15,057,775 from the line of credit. As of December 31, 2011, we had an outstanding balance under the revolving line of credit of $18,330,905. In January 2012, we used a portion of our cash and cash equivalents and marketable securities and paid off the entire outstanding balance on our operating line of credit. The credit facility now consists of a revolving line of credit of up to $5,000,000 with interest accruing monthly at a variable rate currently at 1.375%.

We believe that our capital resources on hand at December 31, 2011, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.

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

and other risk factors listed from time to time in our SEC reports, including, without limitation, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in U.S. dollars, British pounds and euros. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative in light of current economic conditions, and include primarily U.S. treasury bills to reduce the risk of loss or any material impact on our financial condition. Our revolving line of credit bears interest at a variable rate currently at 1.375%. As of December 31, 2011, we had an outstanding balance under the revolving line of credit of $18,330,905.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On March 3, 2009, we announced our intention to repurchase some of our outstanding common shares pursuant to our previously authorized share repurchase program. Up to 2,000,000 shares may be repurchased from time to time on the open market, or pursuant to negotiated or block transactions, in accordance with applicable Securities and Exchange Commission regulations. The repurchase program does not have an expiration date. During the period from October 1, 2011 to December 31, 2011, we repurchased shares in the open market. The following table summarizes the repurchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2011 – October 31, 2011	—	—	570,153	1,429,847
November 1, 2011 – November 30, 2011	77,000	$7.35	647,153	1,352,847
December 1, 2011 – December 31, 2011	73,900	$7.08	721,053	1,278,947

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION

Date: February 9, 2012	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: February 9, 2012	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive Data Files.