Form 10-Q
period 2012-03-31
ROCHESTER MEDICAL CORPORATION
filed 2012-05-09
CIK 868368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

12,105,050 Common Shares as of May 7, 2012.

ROCHESTER MEDICAL CORPORATION

Report on Form 10-Q

for quarter ended

March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	September 30, 2011
Assets:
Current assets:
Cash and cash equivalents	$8,813,309	$8,722,935
Marketable securities	6,810,597	26,182,308
Accounts receivable, net	9,931,708	8,644,332
Inventories, net	11,367,361	11,278,694
Prepaid expenses and other current assets	1,607,363	1,361,259
Deferred income tax asset	2,036,493	1,618,495

Total current assets	40,566,831	57,808,023
Property, plant and equipment:
Land and buildings	10,656,477	10,571,723
Equipment and fixtures	20,036,940	19,531,006

	30,693,417	30,102,729
Less accumulated depreciation	(18,511,968)	(18,050,044)

Total property, plant and equipment	12,181,449	12,052,685
Deferred income tax asset	1,180,015	1,242,010
Goodwill	9,859,132	9,764,075
Intangibles, net	10,040,656	10,272,671

Total assets	$73,828,083	$91,139,464

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,580,460	$2,773,398
Accrued compensation	1,320,210	1,460,726
Accrued expenses	1,378,464	1,500,544
Current maturities of debt	—	17,862,185

Total current liabilities	5,279,134	23,596,853
Deferred tax liabilities	1,931,143	1,565,764
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 40,000,000
Issued and outstanding shares (12,105,050 at March 31, 2012; 12,141,817 at September 30, 2011)	56,417,541	56,829,350
Retained earnings	13,790,541	13,263,374
Accumulated other comprehensive loss	(3,590,276)	(4,115,877)

Total shareholders’ equity	66,617,806	65,976,847

Total liabilities and shareholders’ equity	$73,828,083	$91,139,464

Note — The Balance Sheet information at September 30, 2011 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales	$15,258,611	$12,852,601	$29,104,277	$23,799,006
Cost of sales	7,828,875	6,493,407	14,706,068	12,035,681

Gross profit	7,429,736	6,359,194	14,398,209	11,763,325

Operating expenses:
Marketing and selling	4,219,492	5,012,747	8,723,612	8,894,727
Research and development	247,889	251,672	624,158	529,527
General and administrative	2,128,024	2,403,698	4,236,837	4,112,791

Total operating expenses	6,595,405	7,668,117	13,584,607	13,537,045

Income (loss) from operations	834,331	(1,308,923)	813,602	(1,773,720)

Other income (expense):
Interest income	9,465	51,977	19,200	104,547
Interest expense	(8,395)	(123,596)	(89,545)	(154,855)
Other income (expense)	48,712	(12,865)	29,057	(29,147)

Income (loss) before income taxes	884,113	(1,393,407)	772,314	(1,853,175)

Income tax expense (benefit)	281,599	(134,009)	245,147	(424,695)

Net income (loss)	$602,514	$(1,259,398)	$527,167	$(1,428,480)

Net income (loss) per share – basic	$0.05	$(0.10)	$0.04	$(0.12)
Net income (loss) per share – diluted	$0.05	$(0.10)	$0.04	$(0.12)

Weighted average number of common shares outstanding – basic	12,003,167	12,223,347	12,049,900	12,174,780
Weighted average number of common shares outstanding – diluted	12,235,701	12,223,347	12,258,402	12,174,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$527,167	$(1,428,480)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	813,815	722,820
Amortization	506,337	427,794
Stock based compensation	563,667	877,594
Deferred income tax expense (benefit)	15,433	(26,529)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(1,204,094)	244,374
Inventories, net	(20,175)	(804,070)
Other current assets	(246,840)	(1,387,272)
Accounts payable	(398,174)	442,835
Income tax payable	171,883	60,447
Other current liabilities	(350,328)	(289,144)

Net cash provided by (used in) operating activities	378,691	(1,159,631)

Investing activities:
Purchase of property, plant and equipment	(913,199)	(666,069)
Cash acquired in business acquisition	—	55,973
Purchase of intangibles	(251,880)	(24,558)
Purchases of marketable securities	(16,026,987)	(16,855,217)
Sales and maturities of marketable securities	35,648,715	18,446,463

Net cash provided by investing activities	18,456,649	956,592

Financing activities:
Proceeds from long-term debt	778,623	1,000,000
Payments on long-term debt	(18,640,808)	(1,647,140)
Excess tax benefit from exercises of stock options	—	618,682
Repurchase of common stock	(1,088,619)	—
Proceeds from issuance of common stock	113,142	506,809

Net cash provided by (used in) financing activities	(18,837,662)	478,351

Effect of exchange rate on cash and cash equivalents	92,696	68,045

Increase in cash and cash equivalents	90,374	343,357

Cash and cash equivalents at beginning of period	8,722,935	4,545,907

Cash and cash equivalents at end of period	$8,813,309	$4,889,264

Supplemental Cash Flow Information
Interest paid	$164,178	$—
Income taxes paid	$205,664	$60,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements as of September 30, 2011 and the unaudited March 31, 2012 and 2011 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2011. In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. Operating results for the three and six-month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

The pro forma unaudited results of operations for the three and six months ended March 31, 2011, assuming consummation of the purchase of Laprolan B.V. as of October 1, 2010, are as follow (in thousands):

	Three Months Ended March 31, 2011	Six Months Ended March 31, 2011
	(pro forma)	(pro forma)
Net sales	$12,853	$26,717
Net loss	(971)	(625)
Per share data:
Net loss per share - basic	$(0.08)	$(0.05)
Net loss per share - diluted	$(0.08)	$(0.05)

In the table above, the net loss has been decreased by $262,000 and $391,000 for the three and six months ended March 31, 2011, respectively, for one-time merger and acquisition costs, and the net loss has been decreased by $26,000 for the three and six months ended March 31, 2011 related to a short term accounting and IT support contract.

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

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$602,514	$(1,259,398)	$527,167	$(1,428,480)

Denominator:
Denominator for basic net income (loss) per share- weighted average shares outstanding	12,003,167	12,223,347	12,049,900	12,174,780
Effect of dilutive stock options	232,534	—	208,502	—

Denominator for diluted net income (loss) per share- weighted average shares outstanding	12,235,701	12,223,347	12,258,402	12,174,780

Basic net income (loss) per share	$0.05	$(0.10)	$0.04	$(0.12)

Dilute net income (loss) per share	$0.05	$(0.10)	$0.04	$(0.12)

Employee stock options to purchase 1,083,500 shares were excluded from the diluted net income per share calculation for the second quarter of fiscal 2012 because their exercise prices were greater than the average market price of the Company’s common stock and their effect would have been antidilutive.

Note D — Stock Based Compensation

On January 28, 2010, the Company’s shareholders approved the Rochester Medical Corporation 2010 Stock Incentive Plan. As of that same date, no new awards were allowed to be granted under the Company’s 2001 Stock Incentive Plan. The 2010 Stock Incentive Plan authorizes the issuance of up to 1,000,000 shares of common stock pursuant to grants of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards. Per the terms of the 2010 Stock Incentive Plan, awards may be granted with a term no longer than ten years. The vesting schedule and other terms of the awards granted under the 2010 Stock Incentive Plan will be determined by the Compensation Committee of the Board of Directors at the time of the grant. As of March 31, 2012, there were 329,627 shares that remain available for issuance under the 2010 Stock Incentive Plan, and there were 433,000 options and 237,373 shares of restricted stock outstanding under this plan. As of March 31, 2012, the Company also had 1,103,500 options outstanding under the 2001 Stock Incentive Plan.

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company recorded approximately $248,000 ($209,000 net of tax) and $564,000 ($460,000 net of tax) of related stock-based compensation expense for the quarter and six months ended March 31, 2012, and approximately $582,000 ($411,000 net of tax) and $878,000 ($645,000 net of tax) of related stock-based compensation expense for the quarter and six months ended March 31, 2011, respectively. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 and $0.03 for each of the quarters ended March 31, 2012 and 2011, respectively, and $0.04 and $0.05 for the six months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, there is approximately $1,564,000 of unrecognized compensation cost that is expected to be recognized over a weighted average period of approximately sixteen months.

Stock Options and Restricted Stock

In the second quarter of fiscal 2012, the Company granted 61,883 shares of restricted stock, 135,490 restricted stock units and no stock options. In the second quarter of fiscal 2011, options to purchase 230,000 shares were granted and no shares of restricted stock were granted.

The following table represents stock-based awards activity for the six months ended March 31, 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Outstanding awards at beginning of period	1,588,750	$9.39	5.83 Yrs.
Granted—options	—	—
Granted – restricted stock units	135,490	—
Granted – restricted shares	61,883	—
Exercised—options	(52,250)	$2.17

Outstanding awards at end of period	1,733,873	$9.26	5.70 Yrs.

Outstanding awards exercisable at end of period	1,273,500	$9.29	4.98 Yrs.

At March 31, 2012, the aggregate intrinsic value of options outstanding and options exercisable was $2,797,592 and $2,190,520, respectively. Total intrinsic value of options exercised was $219,510 for the six months ended March 31, 2012. Shares available for future stock-based awards to employees and directors under the 2010 Stock Incentive Plan were 329,627 at March 31, 2012.

Note E – Marketable Securities

As of March 31, 2012, the Company has $6.8 million invested in high quality, investment grade debt securities, consisting of $3.0 million invested in U.S. treasury bills, $3.3 million invested in a mutual fund and $0.5 million invested in CDs. At September 30, 2011, the Company’s marketable securities included $26.2 million invested in high quality, investment grade debt securities, consisting of $16.5 million invested in U.S. treasury bills, $3.2 million invested in a mutual fund and $6.5 million invested in CDs. The Company is reporting an unrealized loss of $209,000 related to the mutual fund investment as of March 31, 2012; the unrealized loss was $459,000 at September 30, 2011. The Company currently considers this unrealized loss to be temporary.

Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. The cost and fair value of available-for-sale securities were as follows:

	Cost	Unrealized Loss	Fair Value
March 31, 2012	$7,019,331	$(208,734)	$6,810,597
September 30, 2011	$26,641,059	$(458,751)	$26,182,308

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

The Company has determined that the values given to its marketable securities are appropriate and are measured using Level 1 inputs.

Note F – Inventories

Inventories consist of the following:

	March 31, 2012	September 30, 2011
Raw materials	$1,752,458	$1,548,095
Work-in-process	3,610,519	3,598,623
Finished goods	6,155,072	6,298,415
Reserve for inventory obsolescence	(150,688)	(166,439)

	$11,367,361	$11,278,694

Note G – Income Taxes

On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance. As of March 31, 2012 and September 30, 2011, the Company has a valuation allowance of $42,000 related to Minnesota R&D credit carryovers as the Company believes it is more likely than not that the deferred tax asset will not be utilized in future years. For the quarter ended March 31, 2012, the Company had an effective worldwide income tax rate of approximately 32%. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items.

The Company adopted accounting provisions that now form part of ASC 740, Income Taxes, and which clarify the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2012, the Company has recorded approximately $60,000 for unrecognized tax benefits. If the Company were to prevail on all unrecognized tax benefits recorded at March 31, 2012, the total gross unrecognized tax benefit of approximately $60,000 would benefit the Company’s effective tax rate.

It is the Company’s practice to recognize penalties and/or interest pertaining to income tax matters in income tax expense. As of March 31, 2012, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.

The Company is subject to income tax examinations from time to time in the U.S. Federal jurisdiction, as well as in the United Kingdom, the Netherlands and various state jurisdictions.

Note H – Goodwill and Other Long-Lived Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill and intangibles with indefinite useful lives are not amortized but the Company is required to perform, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss will be recognized. The Company has $4,262,000 of goodwill carrying value as of March 31, 2012 resulting from its acquisition in the UK of Rochester Medical Limited in 2006 and $5,597,000 of goodwill carrying value resulting from its acquisition in the Netherlands of Laprolan B.V. in 2011. The Company tests annually for goodwill impairment of the asset, which is currently on June 2nd of each fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. The recoverability of other long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset. The Company performed its most recent annual goodwill impairment testing at June 2, 2011, and concluded that the goodwill was not impaired. The increase in the recorded value of goodwill as of March 31, 2012, as compared to September 30, 2011, is entirely related to the change in foreign currency exchange rates in the United Kingdom and the Netherlands.

Note I – Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), changes in foreign currency translation, and changes in the unrealized gains and losses on available-for-sale securities held. The comprehensive income (loss) for the three and six months ended March 31, 2012 and 2011 consists of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net income (loss)	$603,000	$(1,259,000)	$527,000	$(1,428,000)
Foreign currency adjustment	915,000	411,000	370,000	320,000
Unrealized gain on securities held	79,000	3,000	156,000	60,000

Comprehensive income (loss)	$1,597,000	$(845,000)	$1,053,000	$(1,048,000)

Note J – Geographic Information

Geographic net sales information reflects the destination of the product shipped. Long-lived tangible assets information is based on the physical location of the asset.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Geographic net sales:
United States	$5,952,000	$4,743,000	$10,608,000	$9,060,000
United Kingdom	5,062,000	4,390,000	10,020,000	8,611,000
The Netherlands*	1,965,000	2,307,000	4,322,000	2,442,000
Europe and Middle East**	2,076,000	1,253,000	3,708,000	3,269,000
Rest of world	204,000	160,000	446,000	417,000

Total	$15,259,000	$12,853,000	$29,104,000	$23,799,000

*	The Company acquired Laprolan B.V. located in The Netherlands effective January 1, 2011.
**	Europe sales exclude sales in the U.K. and The Netherlands.

Sales are attributed to countries based upon the address to which the Company ships products, as set forth on the customer’s purchase order.

Long-lived tangible assets, excluding intangible assets and deferred tax assets, of the Company are located in the United States, United Kingdom and The Netherlands as follows:

	March 31, 2012	September 30, 2011
Long-lived assets:
United States	$8,893,000	$8,762,000
United Kingdom	1,373,000	1,326,000
The Netherlands	1,915,000	1,965,000

	$12,181,000	$12,053,000

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

In December 2010, the Company entered into a credit facility with RBC Wealth Management. The credit facility consisted of a revolving line of credit of up to $25,000,000 with interest accruing at a monthly variable rate. In conjunction with the closing of the Laprolan acquisition described under Note B, on April 7, 2011, the Company drew down $15,057,775 from its credit line. In January 2012, the Company used a portion of its cash and cash equivalents and marketable securities and paid off its entire outstanding balance on its line of credit. The credit facility now consists of a revolving line of credit of up to $5,000,000 with interest accruing monthly at a variable rate of 1.375% as of March 31, 2012. As of March 31, 2012, the Company had no outstanding balance under the revolving line of credit.

Note L – Share Repurchase Program

On March 3, 2009, the Company announced its intention to repurchase some of its outstanding common shares pursuant to its previously authorized share repurchase program. Up to 2,000,000 shares may be repurchased from time to time on the open market, or pursuant to negotiated or block transactions, in accordance with applicable Securities and Exchange Commission regulations. During the three months ended March 31, 2012 and March 31, 2011, the Company did not repurchase any shares. During the six months ended March 31, 2012, the Company repurchased 150,900 shares of common stock at an average price of $7.21 per share for cash consideration of $1,088,619. The Company did not repurchase any shares during the six months ended March 31, 2011. As of March 31, 2012, there remained 1,278,947 shares that may be purchased under the program.

Note M – Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, it requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.

ASU 2011-05 also requires reclassification adjustments and the effect of those adjustments on net income and other comprehensive income to be presented on the face of the financial statement where the components of net income and other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the effective date of the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments are to be applied retrospectively. These standards impact financial statement presentation only and thus the Company does not expect the adoption of ASU 2011-05 and ASU 2011-12 to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU No. 2011-08 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of ASU No. 2011-08 on its consolidated financial statements.

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

As part of our three year strategic business plan through 2013, we increased the level of investment in our sales and marketing programs in fiscal 2011 to support our direct sales growth in the U.S. and Europe through the addition of more than 30 additional sales staff. Increasing our percentage of direct sales versus private label sales over time will have a positive impact on our gross margin. Direct sales accounted for 77% of total sales for the quarter ended March 31, 2012, compared to 78% for the quarter ended March 31, 2011. Home care direct sales accounted for 90% and 89% of total direct sales for the quarters ended March 31, 2012 and 2011, respectively. Direct sales accounted for 80% of total sales for the six months ended March 31, 2012, compared to 75% for the six months ended March 31, 2011. Home care direct sales accounted for 89% and 88% of total direct sales for the six months ended March 31, 2012 and 2011, respectively.

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

On April 7, 2011, we completed the acquisition of the outstanding capital stock of Laprolan B.V., a corporation organized under the laws of The Netherlands and a wholly owned subsidiary of Fornix BioSciences N.V., pursuant to a Share Purchase Agreement dated as of January 12, 2011 (the “Purchase Agreement”). We paid a cash purchase price at closing of €10,474,974 (US$15,057,775, of which $60,217 was paid for the cash balance of Laprolan on January 1, 2011 and $119,433 was interest paid to Fornix from January 1, 2011 until closing). As provided in the Purchase Agreement, the transaction had a retroactive effective date of January 1, 2011, and the operating results of Laprolan are for our account from and after January 1, 2011. We have applied purchase accounting as of that date and have included the results of Laprolan in our consolidated financial statements beginning with our second quarter of fiscal 2011.

The following discussion pertains to our results of operations and financial position for the three and six months ended March 31, 2012 and 2011. Results of the periods are not necessarily indicative of the results to be expected for the complete year. For the quarters ended March 31, 2012 and 2011, we reported net income of $0.05 and a net loss of $0.10 per diluted share, respectively. Income from operations was $834,000 for the quarter ended March 31, 2012 compared to a loss from operations of $1,309,000 for the quarter ended March 31, 2011, while net income was $603,000 for the quarter ended March 31, 2012 compared to a net loss of $1,259,000 for the quarter ended March 31, 2011. For the six months ended March 31, 2012 and 2011, we reported net income of $0.04 and a net loss of $0.12 per diluted share, respectively. Income from operations was $814,000 for the six months ended March 31, 2012 compared to a loss from operations of $1,774,000 for the six months ended March 31, 2011, while net income was $527,000 for the six months ended March 31, 2012 compared to a net loss of $1,428,000 for the six months ended March 31, 2011.

As of March 31, 2012, we had $8.8 million in cash and cash equivalents and $6.8 million invested in marketable securities. The marketable securities consist of $3.0 million invested in U.S. treasury bills, $3.3 million invested in a mutual fund and $0.5 million invested in CDs. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative and are intended to reduce the risk of loss or any material impact on our financial condition. We are reporting an unrealized loss of $209,000 as of March 31, 2012 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. We currently consider this unrealized loss to be temporary.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales	100%	100%	100%	100%
Cost of sales	51	51	50	51

Gross margin	49	49	50	49
Operating expenses:
Marketing and selling	28	39	30	37
Research and development	2	2	2	2
General and administrative	14	19	15	17

Total operating expenses	44	60	47	56

Income (loss) from operations	5	(11)	3	(7)
Interest income (expense), net	—	(1)	—	—
Other income	1	—	—	—

Income (loss) before income taxes	6	(12)	3	(7)
Income tax expense (benefit)	2	(1)	1	(1)

Net income (loss)	4%	(11)%	2%	(6)%

The following table sets forth, for the periods indicated, net sales information by market category (acute care and home care), marketing method (private label and direct sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	For the Quarter Ended March 31,
	2012				2011
	US	Europe & Middle East	Rest of World	Total	US	Europe & Middle East	Rest of World	Total
Net Sales
Acute Care – Direct	$760	$358	$82	$1,200	$664	$359	$48	$1,071
Home Care – Direct	2,577	7,926	118	10,621	1,855	7,047	105	9,007

Direct Total	3,337	8,284	200	11,821	2,519	7,406	153	10,078
Private Label	2,615	819	4	3,438	2,224	544	7	2,775

Total Revenues	$5,952	$9,103	$204	$15,259	$4,743	$7,950	$160	$12,853

Direct Product Mix
Acute Care – Direct	23%	4%	41%	10%	26%	5%	32%	11%
Home Care – Direct	77%	96%	59%	90%	74%	95%	68%	89%

Direct Total	100%	100%	100%	100%	100%	100%	100%	100%

Direct Geographic Mix
Acute Care – Direct	6%	3%	1%	10%	7%	4%	—	11%
Home Care – Direct	22%	67%	1%	90%	18%	70%	1%	89%

Direct Total	28%	70%	2%	100%	25%	74%	1%	100%

YOY Percentage Net Sales Growth (Decline)
Direct	32%	12%	31%	17%
Private Label	18%	51%	(43%)	24%
Total Net Sales	25%	15%	28%	19%

	For the Six Months Ended March 31,
	2012				2011
	US	Europe & Middle East	Rest of World	Total	US	Europe & Middle East	Rest of World	Total
Net Sales
Acute Care – Direct	$1,538	$818	$218	$2,574	$1,259	$656	$153	$2,068
Home Care – Direct	4,756	15,638	212	20,606	3,587	12,007	244	15,838

Direct Total	6,294	16,456	430	23,180	4,846	12,663	397	17,906
Private Label	4,314	1,594	16	5,924	4,214	1,659	20	5,893

Total Revenues	$10,608	$18,050	$446	$29,104	$9,060	$14,322	$417	$23,799

Direct Product Mix
Acute Care – Direct	24%	5%	51%	11%	26%	5%	39%	12%
Home Care – Direct	76%	95%	49%	89%	74%	95%	61%	88%

Direct Total	100%	100%	100%	100%	100%	100%	100%	100%

Direct Geographic Mix
Acute Care – Direct	7%	3%	1%	11%	7%	4%	1%	12%
Home Care – Direct	21%	67%	1%	89%	20%	67%	1%	88%

Direct Total	28%	70%	2%	100%	27%	71%	2%	100%

YOY Percentage Net Sales Growth (Decline)
Direct	30%	30%	8%	29%
Private Label	2%	(4%)	(20%)	1%
Total Net Sales	17%	26%	7%	22%

Note:

Direct sales include sales made directly to the end consumer and include all Rochester Medical branded sales, UK Script Easy Sales and all Laprolan sales. Private label sales include our products packaged and sold by other manufacturers. Acute care refers to hospital sales. Home care refers to non-hospital sales.

Three and Six Month Periods Ended March 31, 2012 and March 31, 2011

Net Sales. Net sales for the second quarter of fiscal 2012 increased 19% to $15,259,000 from $12,853,000 for the comparable quarter of last fiscal year. The sales increase primarily resulted from an increase in direct and private label sales in the U.S. and the Europe and Middle East (“EME”) region. US direct sales increased by 32% for the quarter compared to the same period last year, led by a 39% increase in home care sales and a 14% increase in acute care sales. Our EME direct sales increased 12% compared to the same period last year led by a strong increase in the UK, offset but a slight decline in sales in the Netherlands. Management believes the second quarter additions of a permanent General Manager and Sales Manager at Laprolan were critical steps in our plan to re-invigorate sales growth in the Netherlands. While Laprolan sales have been adversely affected by reimbursement challenges and parallel importing, we believe we now have the right team in place to drive sales growth. We anticipate improved sales at Laprolan will begin by the end of fiscal 2012. Management further believes the direct sales results outside of Laprolan continue to demonstrate the favorable impact of our strategic decision to increase our investment in sales and marketing programs, particularly in our direct sales business in the US and EME. Total direct sales were partially impacted as a result of the change in foreign currency exchange rates in the United Kingdom ($85,000) and as a result of the change in foreign currency exchange rates in the Netherlands ($97,000), as the U.S. dollar was somewhat stronger versus both the pound sterling and the Euro, thereby affecting sales negatively. Direct sales in the rest of the world (“ROW”) increased 31% compared to the same period last year, resulting from a 71% increase in acute care sales and a 12% increase in home care sales. Private label sales for the second quarter were up 24% from last year and continue to fluctuate on a quarterly basis. While private label sales historically have tended to fluctuate quarter to quarter, usually due to the timing of orders, year over year results are generally expected to remain constant. Private label sales accounted for approximately 24% and 22% of total sales for the quarters ended March 31, 2012 and 2011, respectively.

Net sales for the six months ended March 31, 2012 increased 22% to $29,104,000 from $23,799,000 for the comparable six-month period of last fiscal year. The sales increase resulted from an increase in direct sales in both the US and EME, with a slight increase in private label sales worldwide. Our EME direct sales increased 30% compared to the same period last year, led by increases in both the UK and the Netherlands. Beginning with the quarter ended March 31, 2011, net sales include the sales of Laprolan.

Gross Margin. Our gross margin as a percentage of net sales for the second quarter of fiscal 2012 and 2011 was 49%. Gross margin this quarter was primarily impacted by direct sales in the U.K., offset by a higher proportion of sales to private label customers that yield a lower margin and lower margins on Laprolan sales. Management expects the direct sales in both the U.S. and EME will continue to have a positive impact on margin as we continue to focus on direct sales. Gross margin for the six months ended March 31, 2012 was 50% compared to 49% for the six months ended March 31, 2011. Factors affecting the comparative six month gross margin are generally consistent with those discussed above for the current quarter.

Marketing and Selling. Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the second quarter of fiscal 2012 decreased 16% to $4,219,000 from $5,013,000 for the comparable quarter of last fiscal year. The decrease in marketing and selling expense is primarily due to $595,000 of compensation and benefits associated with a small decrease in sales staff in the US and ROW during the quarter and $185,000 in reduced project costs related to marketing of products. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended March 31, 2012 and 2011 was 28% and 39%, respectively.

Marketing and selling expense for the six months ended March 31, 2012 decreased 2% to $8,724,000 from $8,895,000 for the comparable six-month period of last fiscal year. The decrease in marketing and selling expense is primarily due to $276,000 in reduced projects costs related to marketing of products, $164,000 in reduced shipping expenses in the U.K. and $161,000 reduction in recruitment costs offset by incremental costs associated with Laprolan. Marketing and selling expense as a percentage of net sales for the six months ended March 31, 2012 and 2011 was 30% and 37%, respectively.

Research and Development. Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense for the second quarter of fiscal 2012 remained relatively constant at $248,000 compared to $252,000 for the comparable quarter of last fiscal year. Research and development expense as a percentage of net sales for the fiscal quarters ended March 31, 2012 and 2011 was 2%.

Research and development expense for the six months ended March 31, 2012 increased 18% to $624,000 from $530,000 for the comparable six-month period of last fiscal year. The increase in research and development expense for the six months ended March 31, 2012 primarily relates to increased testing and development of new and existing products that were in development in the first quarter of fiscal 2012. Research and development expense as a percentage of net sales for the six months ended March 31, 2012 and 2011 was 2%.

General and Administrative. General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors, auditors and utilities. General and administrative expense for the second quarter of fiscal 2012 decreased 11% to $2,128,000 from $2,404,000 for the comparable quarter of last fiscal year. The decrease in general and administrative expense is primarily related to a $340,000 decrease in stock based compensation expense and $255,000 of merger and acquisition expenses in fiscal 2011 related to the acquisition of Laprolan, offset by increases in depreciation and travel costs. General and administrative expense as a percentage of net sales for the fiscal quarters ended March 31, 2012 and 2011 was 14% and 19%, respectively.

General and administrative expense for the six months ended March 31, 2012 increased 3% to $4,237,000 from $4,113,000 for the comparable six-month period of last fiscal year. The increase in general and administrative expenses for the six month period is primarily related to increases of $240,000 in depreciation and amortization related to the acquisition of Laprolan, $209,000 of increases in compensation and benefits and $84,000 in increased travel as well as other incremental costs associated with Laprolan, offset by decreases of $314,000 in stock based compensation and $391,000 in merger and acquisition expenses in fiscal 2011. General and administrative expense as a percentage of net sales for the six months ended March 31, 2012 and 2011 was 15% and 17%, respectively.

Interest Income. Interest income for the second quarter of fiscal 2012 decreased 83% to $9,000 from $52,000 for the comparable quarter of last fiscal year. The decrease in interest income reflects lower interest on significantly lower amounts of investments and overall lower interest rates.

Interest income for the six months ended March 31, 2012 decreased 82% to $19,000 from $105,000 for the comparable six-month period of last fiscal year. The decrease in interest income for the six month period is generally consistent with those factors discussed above for the current quarter.

Interest Expense. Interest expense for the second quarter of fiscal 2012 decreased 94% to $8,000 from $124,000 for the comparable quarter of last fiscal year. The decrease in interest expense reflects lower amounts of debt as a result of paying off the outstanding balance on our line of credit originally incurred through our acquisition of Laprolan.

Interest expense for the six months ended March 31, 2012 decreased 42% to $89,000 from $155,000 for the comparable six-month period of last fiscal year. The decrease in interest expense for the six month period is generally consistent with those factors discussed above for the current quarter.

Income Taxes. For the quarter ended March 31, 2012, we had an effective worldwide income tax rate of approximately 32% compared to 10% for the comparable quarter of last fiscal year. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities were $15.6 million at March 31, 2012 compared to $34.9 million at September 30, 2011. The decrease in cash primarily resulted from payments on long term debt, stock repurchases, and capital expenditures, offset by cash provided by operating activities, cash provided from the sale of common stock upon exercise of options and proceeds from long term debt. As of March 31, 2012, we had $6.8 million invested in marketable securities. The marketable securities consist of $3.0 million invested in U.S. treasury bills, $3.3 million invested in a mutual fund and $0.5 million invested in CDs. We are reporting an unrealized loss of $209,000 as of March 31, 2012 related to the mutual fund investment as a result of the recent fluctuations in the credit markets impacting the current market value. We currently consider this unrealized loss to be temporary.

During the six-month period ended March 31, 2012, we generated $379,000 of cash from operating activities compared to $1,160,000 of cash used in operations during the comparable period of the prior fiscal year. The net cash provided by operating activities in the first six months of fiscal 2012 primarily reflects our net income adjusted for non-cash items related to depreciation, amortization, and stock based compensation and increases in income tax payable offset by increases in accounts receivable, inventories and other current assets and decreases in accounts payable, and other current liabilities. Accounts receivable during this period increased 14% or $1,204,000, while inventories increased $20,000 since the beginning of the fiscal year. Other current assets during this period increased 8% or $247,000, primarily as a result of prepaid income taxes on intercompany profits and taxes receivable related to incentive stock option exercises. Accounts payable decreased 14%, or $398,000, primarily reflecting timing of expenses related to quarter end. Other current liabilities decreased 12%, or $350,000, primarily reflecting timing of normal operating accruals. In addition, capital expenditures during this period were $913,000 compared to $666,000 for the comparable period last year. We also repurchased $1,089,000 worth of common stock in the first six months of fiscal 2012.

In December 2010, we entered into a credit facility with RBC Wealth Management. The credit facility consisted of a revolving line of credit of up to $25,000,000 with interest accruing a t a monthly variable rate. In conjunction with the closing of the Laprolan acquisition described under Note B, on April 7, 2011, we drew down $15,057,775 from our credit line. In January 2012, we used a portion of our cash and cash equivalents and marketable securities and paid off our entire outstanding balance on our line of credit. The credit facility now consists of a revolving line of credit of up to $5,000,000 with interest accruing monthly at a variable rate of 1.375% as of March 31, 2012. As of March 31, 2012, we had no outstanding balance under the revolving line of credit.

We believe that our capital resources on hand at March 31, 2012, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. In the event that additional financing is needed, we may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in U.S. dollars, British pounds and euros. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative in light of current economic conditions, and include primarily U.S. treasury bills to reduce the risk of loss or any material impact on our financial condition. Our revolving line of credit bears interest at a variable rate currently at 1.375%. As of March 31, 2012, we had no outstanding balance under the revolving line of credit.

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

ROCHESTER MEDICAL CORPORATION

Date: May 9, 2012	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: May 9, 2012	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive Data Files.