Form 10-Q
period 2012-06-30
ROCHESTER MEDICAL CORPORATION
filed 2012-08-09
CIK 868368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

12,122,050 Common Shares as of August 6, 2012.

ROCHESTER MEDICAL CORPORATION

Report on Form 10-Q

for quarter ended

June 30, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
Assets:
Current assets:
Cash and cash equivalents	$11,589,268	$8,722,935
Marketable securities	6,792,119	26,182,308
Accounts receivable, net	8,906,666	8,644,332
Inventories, net	10,417,080	11,278,694
Prepaid expenses and other current assets	1,529,736	1,361,259
Deferred income tax asset	2,006,611	1,618,495
Total current assets	41,241,480	57,808,023
Property, plant and equipment:
Land and buildings	10,544,839	10,571,723
Equipment and fixtures	20,241,352	19,531,006
	30,786,191	30,102,729
Less accumulated depreciation	(18,911,421)	(18,050,044)
Total property, plant and equipment	11,874,770	12,052,685
Deferred income tax asset	1,176,252	1,242,010
Goodwill	8,860,377	9,094,725
Intangibles, net	9,509,672	10,272,671
Total assets	$72,662,551	$90,470,114

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,729,040	$2,773,398
Accrued compensation	1,550,178	1,460,726
Accrued expenses	857,886	1,500,544
Current maturities of debt	—	17,862,185
Total current liabilities	5,137,104	23,596,853

Deferred tax liabilities	1,198,635	896,414
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 40,000,000 Issued and outstanding shares (12,122,050 at June 30, 2012; 12,141,817 at September 30, 2011)	56,696,611	56,829,350
Retained earnings	14,286,465	13,263,374
Accumulated other comprehensive loss	(4,656,264)	(4,115,877)
Total shareholders’ equity	66,326,812	65,976,847
Total liabilities and shareholders’ equity	$72,662,551	$90,470,114

Note — The Balance Sheet information at September 30, 2011 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The amounts shown above for September 30, 2011 reflect a reduction of $669,350 in goodwill and deferred tax liabilities as disclosed in Note H.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Net sales	$15,252,218	$14,280,558	$44,356,495	$38,079,563
Cost of sales	7,801,896	7,280,930	22,507,964	19,316,610
Gross profit	7,450,322	6,999,628	21,848,531	18,762,953

Operating expenses:
Marketing and selling	4,435,912	4,991,626	13,159,524	13,649,370
Research and development	358,552	222,974	982,710	752,500
General and administrative	1,942,941	2,276,495	6,179,778	6,626,269
Total operating expenses	6,737,405	7,491,095	20,322,012	21,028,139

Income (loss) from operations	712,917	(491,467)	1,526,519	(2,265,186)

Other income (expense):
Interest income	8,917	49,601	28,117	154,148
Interest expense	—	(70,239)	(89,545)	(225,094)
Other income (expense)	13,335	(22,603)	42,392	(51,750)
Income (loss) before income taxes	735,169	(534,708)	1,507,483	(2,387,882)

Income tax expense (benefit)	239,245	(240,744)	484,392	(665,439)

Net income (loss)	$495,924	$(293,964)	$1,023,091	$(1,722,443)

Net income (loss) per share — basic	$0.04	$(0.02)	$0.09	$(0.14)
Net income (loss) per share — diluted	$0.04	$(0.02)	$0.08	$(0.14)

Weighted average number of common shares outstanding — basic	12,008,420	12,316,878	12,036,124	12,222,146
Weighted average number of common shares outstanding — diluted	12,373,340	12,316,878	12,340,045	12,222,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$1,023,091	$(1,722,443)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,234,412	1,127,617
Amortization	761,100	705,064
Stock based compensation	775,588	1,179,922
Deferred income tax expense (benefit)	22,248	(163,172)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(291,103)	(371,714)
Inventories, net	796,602	(575,568)
Other current assets	(185,323)	(1,296,117)
Accounts payable	(324,936)	854,855
Income tax payable	(210,901)	199,665
Other current liabilities	(136,596)	(387,410)
Net cash provided by (used in) operating activities	3,464,182	(449,301)

Investing activities:
Purchase of property, plant and equipment	(1,148,791)	(1,349,157)
Business acquisition	—	(15,057,816)
Purchase of intangibles	(268,041)	320,527
Purchases of marketable securities	(18,994,217)	(28,761,550)
Sales and maturities of marketable securities	38,657,174	34,672,191
Net cash provided by (used in) investing activities	18,246,125	(10,175,805)

Financing activities:
Proceeds from long-term debt	778,623	17,864,367
Payments on long-term debt	(18,640,808)	(2,643,415)
Repurchase of common stock	(1,088,619)	(1,184,074)
Proceeds from issuance of common stock	180,291	542,898
Net cash provided by (used in) financing activities	(18,770,513)	14,579,776

Effect of exchange rate on cash and cash equivalents	(73,461)	153,487

Increase in cash and cash equivalents	2,866,333	4,108,157

Cash and cash equivalents at beginning of period	8,722,935	4,545,907

Cash and cash equivalents at end of period	$11,589,268	$8,654,064

Supplemental Cash Flow Information
Interest paid	$164,178	$73,907
Income taxes paid	$863,865	$60,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements as of September 30, 2011 and the unaudited June 30, 2012 and 2011 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no net effect on previously reported results of operations.  These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2011.  In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented.  Operating results for the three and nine-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

The following table summarizes the fair values of the assets and liabilities acquired at the date of acquisition.  Included in the intangible assets acquired is approximately $5,602,000 of goodwill and $5,612,000 of finite —lived intangibles.  The intangible assets and long-term liabilities have been adjusted by $669,000 as disclosed in Note H.

Current assets	$3,212,000
Property and equipment	1,831,000
Intangible assets	10,545,000
Total assets acquired	$15,588,000

Current liabilities	$824,000
Long term liabilities	877,000
Total liabilities assumed	$1,701,000

The pro forma unaudited results of operations for the three and nine months ended June 30, 2011, assuming consummation of the purchase of Laprolan B.V. as of October 1, 2010, are as follow (in thousands):

	Three Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2011
	(pro forma)	(pro forma)
Net sales	$14,281	$40,794
Net income (loss)	29	(596)
Per share data:
Net loss per share - basic	$0.00	$(0.05)
Net loss per share - diluted	$0.00	$(0.05)

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

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$495,924	$(293,964)	$1,023,091	$(1,722,443)

Denominator:
Denominator for basic net income (loss) per share- weighted average shares outstanding	12,008,420	12,316,878	12,036,124	12,222,146
Effect of dilutive stock options	364,920	—	303,921	—
Denominator for diluted net income (loss) per share- weighted average shares outstanding	12,373,340	12,316,878	12,340,045	12,222,146

Basic net income (loss) per share	$0.04	$(0.02)	$0.09	$(0.14)
Dilute net income (loss) per share	$0.04	$(0.02)	$0.08	$(0.14)

Employee stock options to purchase 1,063,500 shares were excluded from the diluted net income per share calculation for the third quarter of fiscal 2012 because their exercise prices were greater than the average market price of the Company’s common stock and their effect would have been antidilutive.

Note D   — Stock Based Compensation

On January 28, 2010, the Company’s shareholders approved the Rochester Medical Corporation 2010 Stock Incentive Plan.  As of that same date, no new awards were allowed to be granted under the Company’s 2001 Stock Incentive Plan.  The 2010 Stock Incentive Plan authorizes the issuance of up to 1,000,000 shares of common stock pursuant to grants of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards. Per the terms of the 2010 Stock Incentive Plan, awards may be granted with a term no longer than ten years.  The vesting schedule and other terms of the awards granted under the 2010 Stock Incentive Plan will be determined by the Compensation Committee of the Board of Directors at the time of the grant.  As of June 30, 2012, there were 342,877 shares that remain available for issuance under the 2010 Stock Incentive Plan, and there were 419,750 options and 237,373 shares of restricted stock outstanding under this plan.   As of June 30, 2012, the Company also had 1,086,500 options outstanding under the 2001 Stock Incentive Plan.

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company recorded approximately $212,000 ($184,000 net of tax) and $776,000 ($644,000 net of tax) of related stock-based compensation expense for the quarter and nine months ended June 30, 2012, and approximately $302,000 ($237,000 net of tax) and $1,180,000 ($883,000 net of tax) of related stock-based compensation expense for the quarter and nine months ended June 30, 2011, respectively.  This stock-based compensation expense reduced basic earnings per share by $0.02 and diluted earnings per share by $0.01 for the quarter ended June 30, 2012 and reduced both basic and diluted earnings per share by $0.05 for the nine months ended June 30, 2012.  This stock-based compensation expense increased basic loss per share by $0.02 and $0.07 for the three and nine months ended June 30, 2011, respectively.

As of June 30, 2012, there is approximately $1,303,000 of unrecognized compensation cost that is expected to be recognized over a weighted average period of approximately sixteen months.

Stock Options and Restricted Stock

In the third quarter of fiscal 2012, the Company did not grant any stock options or restricted stock.  In the third quarter of fiscal 2011, the Company granted 40,000 shares of restricted stock and no stock options.

The following table represents stock-based awards activity for the nine months ended June 30, 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life
Outstanding awards at beginning of period	1,588,750	$9.39	5.83 Yrs.
Granted - options	—	—
Granted – restricted stock units	135,490	—
Granted – restricted shares	61,883	—
Canceled - options	(13,250)	$9.14
Exercised - options	(69,250)	$2.60
Outstanding awards at end of period	1,703,623	$9.32	5.44 Yrs.
Outstanding awards exercisable at end of period	1,256,500	$9.37	4.75 Yrs.

At June 30, 2012, the aggregate intrinsic value of options outstanding and options exercisable was $3,160,021 and $2,510,670, respectively.  Total intrinsic value of options exercised was $273,070 for the nine months ended June 30, 2012.

Note E — Marketable Securities

As of June 30, 2012, the Company has $6.8 million invested in high quality, investment grade debt securities, consisting of $3.0 million invested in U.S. treasury bills, $3.3 million invested in a mutual fund and $0.5 million invested in CDs.  At September 30, 2011, the Company’s marketable securities included $26.2 million invested in high quality, investment grade debt securities, consisting of $16.5 million invested in U.S. treasury bills, $3.2 million invested in a mutual fund and $6.5 million invested in CDs.  The Company is reporting an unrealized loss of $186,000 related to the mutual fund investment as of June 30, 2012; the unrealized loss was $459,000 at September 30, 2011.

Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity.  The cost and fair value of available-for-sale securities were as follows:

	Cost	Unrealized Loss	Fair Value
June 30, 2012	$6,978,101	$(185,982)	$6,792,119
September 30, 2011	$26,641,059	$(458,751)	$26,182,308

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

The Company has determined that the values given to its marketable securities are appropriate and are measured using Level 1 inputs.

Note F —  Inventories

Inventories consist of the following:

	June 30, 2012	September 30, 2011
Raw materials	$1,539,646	$1,548,095
Work-in-process	3,460,173	3,598,623
Finished goods	5,553,019	6,298,415
Reserve for inventory obsolescence	(135,758)	(166,439)
	$10,417,080	$11,278,694

Note G — Income Taxes

On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance.  As of June 30, 2012 and September 30, 2011, the Company has a valuation allowance of $42,000 related to Minnesota R&D credit carryovers as the Company believes it is more likely than not that the deferred tax asset will not be utilized in future years.  For the quarter and nine months ended June 30, 2012, the Company had an effective worldwide income tax rate of approximately 33% and 32%, respectively. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items.

The Company adopted accounting provisions that now form part of ASC 740, Income Taxes, and which clarify the accounting for uncertainty in tax positions recognized in the financial statements.  These provisions create a single model to address uncertainty in tax positions and clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of June 30, 2012, the Company has recorded approximately $38,000 for unrecognized tax benefits. If the Company were to prevail on all unrecognized tax benefits recorded at June 30, 2012, the total gross unrecognized tax benefit of approximately $38,000 would benefit the Company’s effective tax rate.

It is the Company’s practice to recognize penalties and/or interest pertaining to income tax matters in income tax expense. As of June 30, 2012, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.

The Company is subject to income tax examinations from time to time in the U.S. Federal jurisdiction, as well as in the United Kingdom, the Netherlands and various state jurisdictions.

Note H — Goodwill and Other Long-Lived Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired.  Goodwill and intangibles with indefinite useful lives are not amortized but the Company is required to perform, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives.  If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss will be recognized.  The Company has $4,181,000 of goodwill carrying value as of June 30, 2012 resulting from its acquisition in the UK of Rochester Medical Limited in 2006 and $4,679,000 of goodwill carrying value resulting from its acquisition in the Netherlands of Laprolan B.V. in 2011.  The Company tests annually for goodwill impairment of the asset, which is currently on June 2nd of each fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired.  The Company performed its most recent annual goodwill impairment testing at June 2, 2012, and concluded that the goodwill was not impaired.  In the current reporting period, the Company did decrease the previously reported goodwill balance and deferred tax liabilities as of September 30, 2011 by $669,000 to record a deferred tax asset related to Laprolan that existed as of the acquisition date and which impacted purchase accounting and was treated as a correction of an immaterial error.

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

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and are reviewed for impairment along with other long-lived assets when events or circumstances indicate that the carrying value may not be recoverable.  No such events or circumstances were noted during the current quarter.

The goodwill and intangible assets related to the Rochester Medical Limited and Laprolan B.V. acquisition are accounted for in British pounds and euros, respectively.  As a result, they are impacted by period-end rates of exchange to United States Dollars and therefore the reported balances in United States Dollars may vary in different reporting periods.

Note I — Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), changes in foreign currency translation, and changes in the unrealized gains and losses on available-for-sale securities held.  The comprehensive income (loss) for the three and nine months ended June 30, 2012 and 2011 consists of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$496,000	$(294,000)	$1,023,000	$(1,722,000)
Foreign currency adjustment	(1,080,000)	130,000	(710,000)	450,000
Unrealized gain (loss) on securities held	14,000	(26,000)	170,000	34,000

Comprehensive income (loss)	$(570,000)	$(190,000)	$483,000	$(1,238,000)

Note J — Geographic Information

Geographic net sales information reflects the destination of the product shipped.  Long-lived tangible assets information is based on the physical location of the asset.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Geographic net sales:
United States	$5,634,000	$4,389,000	$16,242,000	$13,450,000
United Kingdom	5,335,000	4,708,000	15,355,000	13,319,000
The Netherlands*	2,158,000	2,586,000	6,480,000	4,893,000
Europe and Middle East**	1,866,000	2,245,000	5,574,000	5,648,000
Rest of world	259,000	353,000	705,000	770,000

Total	$15,252,000	$14,281,000	$44,356,000	$38,080,000

*The Company acquired Laprolan B.V. located in The Netherlands effective January 1, 2011.

** Europe sales exclude sales in the U.K. and The Netherlands.

Sales are attributed to countries based upon the address to which the Company ships products, as set forth on the customer’s purchase order.

Long-lived tangible assets, excluding intangible assets and deferred tax assets, of the Company are located in the United States, United Kingdom and The Netherlands as follows:

	June 30, 2012	September 30, 2011
Long-lived assets:
United States	$8,779,000	$8,762,000
United Kingdom	1,322,000	1,326,000
The Netherlands	1,774,000	1,965,000
	$11,875,000	$12,053,000

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

In December 2010, the Company entered into a credit facility with RBC Wealth Management.  The credit facility consisted of a revolving line of credit of up to $25,000,000 with interest accruing at a monthly variable rate.  In conjunction with the closing of the Laprolan acquisition described under Note B, on April 7, 2011, the Company drew down $15,057,775 from its credit line.  In January 2012, the Company used a portion of its cash and cash equivalents and marketable securities and paid off its entire outstanding balance on its line of credit. The credit facility now consists of a revolving line of credit of up to $5,000,000 with interest accruing monthly at a variable rate of 1.375% as of June 30, 2012.  As of June 30, 2012, the Company had no outstanding balance under the revolving line of credit.

Note L — Share Repurchase Program

On March 3, 2009, the Company announced its intention to repurchase some of its outstanding common shares pursuant to its previously authorized share repurchase program.  Up to 2,000,000 shares may be repurchased from time to time on the open market, or pursuant to negotiated or block transactions, in accordance with applicable Securities and Exchange Commission regulations.  During the three months ended June 30, 2012, the Company did not repurchase any shares.  During the three months ended June 30, 2011, the Company repurchased 127,751 common shares at an average price of $9.27 per share for cash consideration of $1,184,000.  During the nine months ended June 30, 2012, the Company repurchased 150,900 shares of common stock at an average price of $7.21 per share for cash consideration of $1,089,000.  During the nine months ended June 30, 2011, the Company repurchased 127,751 common shares at an average price of $9.27 per share for cash consideration of $1,184,000.  As of June 30, 2012, there remained 1,278,947 shares that may be purchased under the program.

Note M — Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  This ASU eliminates the current option to report other comprehensive income (loss) and its components in the statement of changes in equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements.  In addition, it requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income (loss) to net income (loss) in the statements where the components of net income (loss) and the components of other comprehensive income (loss) are presented.

ASU 2011-05 also requires reclassification adjustments and the effect of those adjustments on net income (loss) and other comprehensive income (loss) to be presented on the face of the financial statement where the components of net income (loss) and other comprehensive income (loss) are presented.  In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”).  ASU 2011-12 defers the effective date of the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.  ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The amendments are to be applied retrospectively.  These standards impact financial statement presentation only and thus the Company does not expect the adoption of ASU 2011-05 and ASU 2011-12 to have a material impact on its consolidated financial statements.

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

As part of our three year strategic business plan through 2013, we increased the level of investment in our sales and marketing programs in fiscal 2011 to support our direct sales growth in the U.S. and Europe through the addition of more than 30 additional sales staff.  Increasing our percentage of direct sales versus private label sales over time will have a positive impact on our gross margin.  Direct sales accounted for 80% of total sales for the quarter ended June 30, 2012, compared to 81% for the quarter ended June 30, 2011.  Home care direct sales accounted for 89% and 87% of total direct sales for the quarters ended June 30, 2012 and 2011, respectively.  Direct sales accounted for 80% of total sales for the nine months ended June 30, 2012, compared to 78% for the nine months ended June 30, 2011.  Home care direct sales accounted for 89% and 88% of total direct sales for the nine months ended June 30, 2012 and 2011, respectively.

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

The following discussion pertains to our results of operations and financial position for the three and nine months ended June 30, 2012 and 2011.  Results of the periods are not necessarily indicative of the results to be expected for the complete year.  For the quarters ended June 30, 2012 and 2011, we reported net income of $0.04 and a net loss of $0.02 per diluted share, respectively.  Income from operations was $713,000 for the quarter ended June 30, 2012 compared to a loss from operations of $491,000 for the quarter ended June 30, 2011, while net income was $496,000 for the quarter ended June 30, 2012 compared to a net loss of $294,000 for the quarter ended June 30, 2011.   For the nine months ended June 30, 2012 and 2011, we reported net income of $0.08 and a net loss of $0.14 per diluted share, respectively.  Income from operations was $1,527,000 for the nine months ended June 30, 2012 compared to a loss from operations of $2,265,000 for the nine months ended June 30, 2011, while net income was $1,023,000 for the nine months ended June 30, 2012 compared to a net loss of $1,722,000 for the nine months ended June 30, 2011.

As of June 30, 2012, we had $11.6 million in cash and cash equivalents and $6.8 million invested in marketable securities.  The marketable securities consist of $3.0 million invested in U.S. treasury bills, $3.3 million invested in a mutual fund and $0.5 million invested in CDs.  Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative and are intended to reduce the risk of loss or any material impact on our financial condition.  We are reporting an unrealized loss of $186,000 as of June 30, 2012 related to the mutual fund investment.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales	100%	100%	100%	100%
Cost of sales	51	51	51	51
Gross margin	49	49	49	49

Operating expenses:
Marketing and selling	29	35	30	36
Research and development	2	2	2	2
General and administrative	13	16	14	17
Total operating expenses	44	53	46	55

Income (loss) from operations	5	(4)	3	(6)
Interest income (expense), net	—	—	—	—
Other income	—	—	—	—
Income (loss) before income taxes	5	(4)	3	(6)
Income tax expense (benefit)	2	(2)	1	(2)
Net income (loss)	3%	(2)%	2%	(4)%

The following table sets forth, for the periods indicated, net sales information by market category (acute care and home care), marketing method (private label and direct sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	For the Quarter Ended June 30,
	2012				2011
	US	Europe & Middle East	Rest of World	Total	US	Europe & Middle East	Rest of World	Total
Net Sales
Acute Care – Direct	$800	$470	$125	$1,395	$608	$723	$203	$1,534
Home Care – Direct	2,664	7,973	130	10,767	1,969	7,962	147	10,078
Direct Total	3,464	8,443	255	12,162	2,577	8,685	350	11,612
Private Label	2,170	916	4	3,090	1,812	854	3	2,669
Total Revenues	$5,634	$9,359	$259	$15,252	$4,389	$9,539	$353	$14,281

Direct Product Mix
Acute Care – Direct	23%	6%	49%	11%	24%	8%	58%	13%
Home Care – Direct	77%	94%	51%	89%	76%	92%	42%	87%
Direct Total	100%	100%	100%	100%	100%	100%	100%	100%

Direct Geographic Mix
Acute Care – Direct	6%	4%	1%	11%	5%	6%	2%	13%
Home Care – Direct	22%	66%	1%	89%	17%	69%	1%	87%
Direct Total	28%	70%	2%	100%	22%	75%	3%	100%

YOY Percentage Net Sales Growth (Decline)
Direct	34%	(3)%	(27)%	5%
Private Label	20%	7%	33%	16%
Total Net Sales	28%	(2)%	(27)%	7%

	For the Nine Months Ended June 30,
	2012				2011
	US	Europe & Middle East	Rest of World	Total	US	Europe & Middle East	Rest of World	Total
Net Sales
Acute Care – Direct	$2,338	$1,288	$343	$3,969	$1,867	$1,379	$356	$3,602
Home Care – Direct	7,420	23,611	342	31,373	5,557	19,968	391	25,916
Direct Total	9,758	24,899	685	35,342	7,424	21,347	747	29,518
Private Label	6,484	2,510	20	9,014	6,026	2,513	23	8,562
Total Revenues	$16,242	$27,409	$705	$44,356	$13,450	$23,860	$770	$38,080

Direct Product Mix
Acute Care – Direct	24%	5%	50%	11%	25%	6%	48%	12%
Home Care – Direct	76%	95%	50%	89%	75%	94%	52%	88%
Direct Total	100%	100%	100%	100%	100%	100%	100%	100%

Direct Geographic Mix
Acute Care – Direct	7%	3%	1%	11%	6%	5%	1%	12%
Home Care – Direct	21%	67%	1%	89%	19%	68%	1%	88%
Direct Total	28%	70%	2%	100%	25%	73%	2%	100%

YOY Percentage Net Sales Growth (Decline)
Direct	31%	17%	(8)%	20%
Private Label	8%	—	(13)%	5%
Total Net Sales	21%	15%	(8)%	16%

Note:

Direct sales include sales made directly to the end consumer and include all Rochester Medical branded sales, UK Script Easy Sales and all Laprolan sales.  Private label sales include our products packaged and sold by other manufacturers.  Acute care refers to hospital sales.  Home care refers to non-hospital sales.

Three and Nine Month Periods Ended June 30, 2012 and June 30, 2011

Net Sales.   Net sales for the third quarter of fiscal 2012 increased 7% to $15,252,000 from $14,281,000 for the comparable quarter of last fiscal year.  The sales increase primarily resulted from an increase in direct sales in the U.S.

and the UK and private label sales in the U.S. and the Europe and Middle East (“EME”) region.  US direct sales increased by 34% for the quarter compared to the same period last year, led by a 35% increase in home care sales and a 32% increase in acute care sales.  UK direct sales increased by 13% for the quarter compared to the same period last year,  but were offset by a 17% decline in sales in the Netherlands and a 32% decline in sales in the rest of the EME region, resulting in a 3% decrease in total EME direct sales.  Management believes the second quarter additions of a permanent General Manager and Sales Manager at Laprolan were critical steps in our plan to re-invigorate sales growth in the Netherlands.  While Laprolan sales have been adversely affected by reimbursement challenges and parallel importing, we believe we now have the right team in place to drive sales growth.  We anticipate improved sales at Laprolan will begin by mid fiscal 2013.  Management further believes the direct sales results outside of Laprolan continue to demonstrate the favorable impact of our strategic decision to increase our investment in sales and marketing programs, particularly in our direct sales business in the US and EME.  The decline in EME direct sales (outside of the UK and the Netherlands) was primarily due to the timing of orders which we expect will rebound in the next quarter.  Total direct sales were partially impacted as a result of the change in foreign currency exchange rates in the United Kingdom ($142,000) and in the Netherlands ($283,000), as the U.S. dollar was somewhat stronger versus both the pound sterling and the euro, thereby affecting sales negatively.  Direct sales in the rest of the world (“ROW”) decreased 27% compared to the same period last year, resulting from a 38% decrease in acute care sales and a 12% decrease in home care sales.  Private label sales for the third quarter were up 16% from last year and continue to fluctuate on a quarterly basis.  While private label sales historically have tended to fluctuate quarter to quarter, usually due to the timing of orders, year over year results are generally expected to remain constant.  Private label sales accounted for approximately 20% and 19% of total sales for the quarters ended June 30, 2012 and 2011, respectively.

Net sales for the nine months ended June 30, 2012 increased 16% to $44,356,000 from $38,080,000 for the comparable nine-month period of last fiscal year. The sales increase resulted from an increase in direct sales in both the US and EME, with a slight increase in private label sales in the US. Our EME direct sales increased 17% compared to the same period last year, led by increases in the UK. Beginning with the quarter ended March 31, 2011, net sales include the sales of Laprolan.

Gross Margin.  Our gross margin as a percentage of net sales for the third quarter of fiscal 2012 and 2011 was 49%.  Gross margin this quarter was positively impacted by direct sales in the U.K., offset by a higher proportion of sales to private label customers that yield a lower margin and lower margins on Laprolan sales, resulting in margins remaining at 49% which is the same as the prior year.  Management expects the direct sales in both the U.S. and EME will continue to have a positive impact on margin as we continue to focus on direct sales.  Gross margin for the nine months ended June 30, 2012 and 2011was also 49%. Factors affecting the comparative nine month gross margin are generally consistent with those discussed above for the current quarter.

Marketing and Selling.  Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense.  Marketing and selling expense for the third quarter of fiscal 2012 decreased 11% to $4,436,000 from $4,992,000 for the comparable quarter of  last fiscal year.  The decrease in marketing and selling expense is primarily due to reductions of $248,000 in project costs related to marketing of products, $192,000 of compensation and benefits associated with a small decrease in sales staff in the US and ROW during the quarter and $116,000 in travel expenses.  Certain reclassifications of $246,000 have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported loss from operations.  Marketing and selling expense as a percentage of net sales for the fiscal quarters ended June 30, 2012 and 2011 was 29% and 35%, respectively.

Marketing and selling expense for the nine months ended June 30, 2012 decreased 4% to $13,160,000 from $13,649,000 for the comparable nine-month period of last fiscal year. The decrease in marketing and selling expense is primarily due to $510,000 in reduced projects costs related to marketing of products, $161,000 in reduced shipping expenses in the U.K. and $182,000 reduction in recruitment costs offset by incremental costs associated with Laprolan.   Certain reclassifications of $483,000 have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported loss from operations.  Marketing and selling expense as a percentage of net sales for the nine months ended June 30, 2012 and 2011 was 30% and 36%, respectively.

Research and Development.  Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities.  Research and development expense for the third quarter of fiscal 2012 increased 61% to $359,000 compared to $223,000 for the comparable quarter of last fiscal year.  The increase in research and development expense for the quarter ended June 30, 2012 primarily relates to increased testing and development of new and existing products that were in development in the first half of fiscal 2012.  Research and development expense as a percentage of net sales for the fiscal quarters ended June 30, 2012 and 2011 was 2%.

Research and development expense for the nine months ended June 30, 2012 increased 31% to $983,000 from $753,000 for the comparable nine-month period of last fiscal year. The increase in research and development expense for the nine months ended June 30, 2012 is generally consistent with those factors discussed above for the current quarter.  Research and development expense as a percentage of net sales for the nine months ended June 30, 2012 and 2011 was 2%.

General and Administrative.  General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors, auditors and utilities.  General and administrative expense for the third quarter of fiscal 2012 decreased 15% to $1,943,000 from $2,276,000 for the comparable quarter of last fiscal year.  The decrease in general and administrative expense is primarily related to $238,000 of merger and acquisition expenses in fiscal 2011 related to the acquisition of Laprolan and a $123,000 decrease in professional fees, offset by increases in supplies and repairs.  Certain reclassifications of $246,000 have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported loss from operations.  General and administrative expense as a percentage of net sales for the fiscal quarters ended June 30, 2012 and 2011 was 13% and 16%, respectively.

General and administrative expense for the nine months ended June 30, 2012 decreased 7% to $6,180,000 from $6,626,000 for the comparable nine-month period of last fiscal year. The decrease in general and administrative expense for the nine month period is primarily related to decreases of $395,000 in merger and acquisition expenses in fiscal 2011, $315,000 in stock based compensation and $201,000 in professional fees, offset by increases of $276,000 in compensation and benefits, $128,000 in depreciation and amortization related to the acquisition of Laprolan and $43,000 in increased travel as well as other incremental costs associated with Laprolan.  Certain reclassifications of $483,000 have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported loss from operations.  General and administrative expense as a percentage of net sales for the nine months ended June 30, 2012 and 2011 was 14% and 17%, respectively.

Interest Income.  Interest income for the third quarter of fiscal 2012 decreased 82% to $9,000 from $50,000 for the comparable quarter of last fiscal year.  The decrease in interest income reflects lower interest on significantly lower amounts of investments and overall lower interest rates.

Interest income for the nine months ended June 30, 2012 decreased 82% to $28,000 from $154,000 for the comparable nine-month period of last fiscal year. The decrease in interest income for the nine month period is generally consistent with those factors discussed above for the current quarter.

Interest Expense.  Interest expense for the third quarter of fiscal 2012 decreased 100% to zero from $70,000 for the comparable quarter of last fiscal year.  The decrease in interest expense reflects lower amounts of debt as a result of paying off the outstanding balance on our line of credit originally incurred through our acquisition of Laprolan.

Interest expense for the nine months ended June 30, 2012 decreased 60% to $90,000 from $225,000 for the comparable nine-month period of last fiscal year. The decrease in interest expense for the nine month period is generally consistent with those factors discussed above for the current quarter.

Income Taxes.  For the quarter ended June 30, 2012, we had an effective worldwide income tax rate of approximately 33% compared to 45% for the comparable quarter of last fiscal year.  The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items.

For the nine months ended June 30, 2012 and 2011, we had an effective worldwide income tax rate of approximately 32% and 28%, respectively.  The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities were $18.4 million at June 30, 2012 compared to $34.9 million at September 30, 2011.  The decrease in cash primarily resulted from payments on long term debt, stock repurchases, and capital expenditures, offset by cash provided by operating activities, cash provided from the sale of common stock upon exercise of options and proceeds from long term debt.  As of June 30, 2012, we had $6.8 million invested in marketable securities.  The marketable securities consist of $3.0 million invested in U.S. treasury bills, $3.3 million invested in a mutual fund and $0.5 million invested in CDs.  We are reporting an unrealized loss of $186,000 as of June 30, 2012 related to the mutual fund investment.

During the nine-month period ended June 30, 2012, we generated $3,464,000 of cash from operating activities compared to $449,000 of cash used in operations during the comparable period of the prior fiscal year. The net cash provided by operating activities in the first nine months of fiscal 2012 primarily reflects our net income adjusted for non-cash items related to depreciation, amortization, and stock based compensation and decreases in inventories, offset by increases in accounts receivable and other current assets and decreases in accounts payable, income taxes payable and other current liabilities.  Accounts receivable during this period increased 3% or $291,000, while inventories decreased 7% or $797,000 since the beginning of the fiscal year.  Other current assets during this period increased 14% or $185,000, primarily as a result of prepaid income taxes on intercompany profits and taxes receivable related to incentive stock option exercises and subsequent disqualifying dispositions.  Accounts payable decreased 12%, or $325,000, primarily reflecting timing of expenses related to quarter end. Other current liabilities decreased 5%, or $137,000, primarily reflecting timing of normal operating accruals.  In addition, capital expenditures during this period were $1,149,000 compared to $1,349,000 for the comparable period last year.  We also repurchased $1,089,000 worth of common stock in the first nine months of fiscal 2012.

In December 2010, we entered into a credit facility with RBC Wealth Management.  The credit facility consisted of a revolving line of credit of up to $25,000,000 with interest accruing at a monthly variable rate.  In conjunction with the closing of the Laprolan acquisition described under Note B, on April 7, 2011, we drew down $15,057,775 from our credit line.  In January 2012, we used a portion of our cash and cash equivalents and marketable securities and paid off our entire outstanding balance on our line of credit. The credit facility now consists of a revolving line of credit of up to $5,000,000 with interest accruing monthly at a variable rate of 1.375% as of June 30, 2012.  As of June 30, 2012, we had no outstanding balance under the revolving line of credit.

We believe that our capital resources on hand at June 30, 2012, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  In the event that additional financing is needed, we may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements.  Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants.  Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.  Failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations.  There can be no assurance that such financing, if required, will be available on terms satisfactory to us, if at all.

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

Item 3.                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary financial instrument market risk results from fluctuations in interest rates.  Our cash is invested in bank deposits and money market funds denominated in U.S. dollars, British pounds and euros.  The carrying value of these cash equivalents approximates fair market value.  Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates.  Our investment choices, however, are conservative in light of current economic conditions, and include primarily U.S. treasury bills to reduce the risk of loss or any material impact on our financial condition.  Our revolving line of credit bears interest at a variable rate currently at 1.375%. As of June 30, 2012, we had no outstanding balance under the revolving line of credit.

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

ROCHESTER MEDICAL CORPORATION

Date: August 9, 2012	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: August 9, 2012	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive Data Files.