Form 10-Q
period 2012-12-31
ROCHESTER MEDICAL CORPORATION
filed 2013-02-11
CIK 868368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

12,208,300 Common Shares as of January 31, 2013.

ROCHESTER MEDICAL CORPORATION

Report on Form 10-Q

for quarter ended

December 31, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2012	September 30, 2012
Assets:
Current assets:
Cash and cash equivalents	$16,311,106	$13,921,363
Marketable securities	6,739,272	6,779,695
Accounts receivable, less allowance for doubtful accounts of $72,725 at December 31, 2012 and $86,268 at September 30, 2012	9,458,473	11,008,429
Inventories	9,624,926	9,883,651
Prepaid expenses and other current assets	1,601,513	1,726,908
Deferred income tax asset	1,304,214	1,287,177
Total current assets	45,039,504	44,607,223
Property, plant and equipment:
Land and buildings	11,225,115	10,651,127
Equipment and fixtures	20,831,725	20,550,952
	32,056,840	31,202,079
Less accumulated depreciation	(19,776,433)	(19,340,007)
Total property, plant and equipment	12,280,407	11,862,072

Deferred income tax asset	1,086,322	1,030,994
Goodwill	9,210,602	9,053,091
Other intangible assets, net	9,276,256	9,377,354
Total assets	$76,893,091	$75,930,734

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,716,170	$3,070,329
Accrued compensation	981,544	1,970,468
Accrued expenses	1,576,573	1,456,929
Total current liabilities	5,274,287	6,497,726

Long-term liabilities	1,164,819	1,137,212
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 40,000,000
Issued and outstanding shares (12,202,050 at December 31, 2012;12,120,050 at – September 30, 2012)	57,520,270	56,904,308
Retained earnings	16,326,003	15,313,858
Accumulated other comprehensive loss	(3,392,288)	(3,922,370)
Total shareholders’ equity	70,453,985	68,295,796
Total liabilities and shareholders’ equity	$76,893,091	$75,930,734

Note —  The Balance Sheet information at September 30, 2012 was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
Net sales	$17,252,008	$13,972,607
Cost of sales	8,778,760	6,861,468
Gross profit	8,473,248	7,111,139

Operating expenses:
Marketing and selling	4,549,044	4,646,786
Research and development	339,158	376,269
General and administrative	2,207,542	2,108,813
Total operating expenses	7,095,744	7,131,868

Operating income (loss)	1,377,504	(20,729)

Other income (expense):
Interest income	9,272	9,735
Interest expense	(2,358)	(81,150)
Other income (expense)	3,349	(19,655)
Income (loss) before income taxes	1,387,767	(111,799)

Income tax expense (benefit)	375,622	(36,452)

Net income (loss)	$1,012,145	$(75,347)

Net income (loss) per share — basic	$0.08	$(0.01)
Net income (loss per share — diluted	$0.08	$(0.01)

Weighted average number of common shares outstanding — basic	12,038,232	12,136,125
Weighted average number of common shares outstanding — diluted	12,396,930	12,136,125

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
Comprehensive income (loss):
Net income (loss)	$1,012,145	$(75,347)
Other comprehensive income (loss):
Foreign currency translation adjustment	530,097	(545,271)
Unrealized gain (loss) on available for sale securities, net	(1,836)	76,945
Comprehensive income (loss)	$1,540,406	$(543,673)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
Operating activities:
Net income (loss)	$1,012,145	$(75,347)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	424,043	399,271
Amortization	252,605	249,633
Stock based compensation	202,392	315,748
Deferred income tax	(60,722)	55,038
Changes in operating assets and liabilities:
Accounts receivable	1,720,183	151,151
Inventories	320,585	(450,869)
Other current assets	149,239	(309,393)
Accounts payable	(665,215)	(188,979)
Income tax payable	(7,370)	(90,480)
Other current liabilities	(721,257)	(641,947)
Net cash provided by (used in) operating activities	2,626,628	(586,174)

Investing activities:
Purchase of property, plant and equipment	(784,111)	(585,127)
Purchase of intangibles	(12,003)	(8,245)
Purchases of marketable securities	(6,498,528)	(13,014,689)
Sales and maturities of marketable securities	6,539,758	14,101,455
Net cash provided by (used in) investing activities	(754,884)	493,394

Financing activities:
Proceeds from long-term debt	—	788,623
Repurchase of common stock	—	(1,088,619)
Proceeds from issuance of common stock	413,570	113,141
Net cash provided by (used in) financing activities	413,570	(186,855)

Effect of exchange rate on cash and cash equivalents	104,429	(105,722)

Increase (decrease) in cash and cash equivalents	2,389,743	(385,357)

Cash and cash equivalents at beginning of period	13,921,363	8,722,935

Cash and cash equivalents at end of period	$16,311,106	$8,337,578

Supplemental Cash Flow Information
Interest paid	$—	$—
Income taxes paid	$336,472	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2012

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements as of September 30, 2012 and the unaudited December 31, 2012 and 2011 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2012. In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and comprehensive income and cash flows for the interim periods presented. Operating results for the three-month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

Note B —Net Income (Loss) Per Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options, restricted stock awards and restricted stock units that were outstanding during the period. For periods of net loss, diluted net loss per common share equals basic net loss per common share because common stock equivalents are not included in periods where there is a loss, as they are antidilutive. A reconciliation of the numerator and denominator in the basic and diluted net income (loss) per share calculation is as follows:

	Three Months Ended
	December 31, 2012	December 31, 2011
Numerator:
Net income (loss)	$1,012,145	$(75,347)

Denominator:
Denominator for basic net income (loss) per share — weighted average shares outstanding	12,038,232	12,136,125
Effect of dilutive stock awards	358,698	—
Denominator for diluted net income (loss) per share — weighted average shares outstanding	12,396,930	12,136,125

Basic net income (loss) per share	$0.08	$(0.01)
Diluted net income (loss) per share	$0.08	$(0.01)

For the first quarter of fiscal year 2013 and 2012, 1,082,750 and 1,135,500 shares of common stock subject to stock options were excluded from the diluted net loss per share calculation because their effect would have been antidilutive. Additionally, 135,492 of restricted share units outstanding could be potentially dilutive upon achievement of performance goals.

Note C — Stock Based Compensation

On January 28, 2010, the Company’s shareholders approved the Rochester Medical Corporation 2010 Stock Incentive Plan. As of that same date, no new awards were allowed to be granted under the Company’s 1991 Stock Option Plan or the 2001 Stock Incentive Plan. The 2010 Stock Incentive Plan authorizes the issuance of up to 1,000,000 shares of common stock pursuant to grants of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards. Per the terms of the 2010 Stock Incentive Plan, awards may be granted with a term no longer than ten years. The vesting schedule and other terms of the awards granted under the 2010 Stock Incentive Plan will be determined by the Compensation Committee of the Board of Directors at the time of the grant. As of December 31, 2012, there were 360,875 shares that remain available for issuance under the 2010 Stock Incentive Plan, and there were 463,633 options and 91,884 shares of restricted stock outstanding under this plan. As of December 31, 2012, the Company also had 992,250 options outstanding under the 2001 Stock Incentive Plan.

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company recorded $202,000 and $316,000 of related stock-based compensation expense for the quarters ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, there is approximately $845,000 of unrecognized compensation cost that is expected to be recognized over a weighted average period of approximately twenty-three months.

No stock options were granted in the first quarter of fiscal 2013 or 2012.

The Company issues new shares as settlement of options exercised.  For the quarters ended December 31,2012 and 2011, 90,000 and 52,250 stock options were exercised respectively.  Cash received from option exercises for the quarters ended December 31, 2012 and 2011 was $414,000 and $113,000 respectively.

Note D —  Marketable Securities

As of December 31, 2012, the Company has $6.7 million invested in high quality, investment grade debt securities, consisting of $6.5 million invested in U.S. treasury bills and $0.2 million invested in CDs. At September 30, 2012, the Company’s marketable securities included $6.8 million invested in high quality, investment grade debt securities, consisting of $6.3 million invested in U.S. treasury bills and $0.5 million invested in CDs. The Company is reporting an unrealized loss of $15 related to the treasury bills investment as of December 31, 2012; the unrealized gain was $1,821 at September 30, 2012. The Company currently considers this unrealized loss to be temporary.

Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. The cost and fair value of available-for-sale securities were as follows:

	Cost	Unrealized Loss	Fair Value
December 31, 2012	$6,739,287	$(15)	$6,739,272
September 30, 2012	$6,777,874	$1,821	$6,779,695

Gains and losses recognized are recorded in Other income (expense), in the consolidated statements of operations.  Gains and losses from the sale of investments are calculated based on the specific identification method.

The Company applies the accounting standards set forth in Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, for financial assets and liabilities that are re-measured and reported at fair value at each reporting period. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that fair value measurements be classified and disclosed using one of the following three categories:

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

The Company has determined that the values given to its marketable securities are appropriate and are measured using Level 1 inputs.

Note E —  Inventories

Inventories consist of the following:

	December 31, 2012	September 30, 2012
Raw materials	$1,432,814	$1,301,145
Work-in-process	3,343,763	3,251,644
Finished goods	4,848,349	5,330,862
	$9,624,926	$9,883,651

Note F — Income Taxes

On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance. As of December 31, 2012 and September 30, 2012, the Company has a valuation allowance of $216,000, of which $42,000 is related to Minnesota R&D credit carryovers and $174,000 pertains to U.S. federal capital loss carryovers as the Company believes it is more likely than not that the deferred tax asset will not be utilized in future years. For the quarter ended December 31, 2012, the Company had an effective worldwide income tax rate of approximately 27%. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items.

As of December 31, 2012, the Company has recognized approximately $43,000 for unrecognized tax benefits, which has not changed from the prior quarter. If the Company were to prevail on all unrecognized tax benefits recorded at December 31, 2012, the total gross unrecognized tax benefit of approximately $43,000 would benefit the Company’s effective tax rate.

Note G — Goodwill and Other Intangible Assets

The Company has $4,332,000 of goodwill carrying value as of December 31, 2012 resulting from its acquisition in the UK of Rochester Medical Limited in 2006 and $4,879,000 of goodwill carrying value resulting from its acquisition in the Netherlands of Laprolan B.V. in 2011. The increase in value of goodwill as of December 31, 2012 compared to September 30, 2012 is entirely related to the change in foreign currency exchange rates in the United Kingdom and the Eurozone.

Intangible assets were as follows:

		December 31, 2012			September 30, 2012
	Estimated Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Trademarks	8 to 15	$6,188,803	$2,855,195	$3,333,608	$6,168,758	$2,736,004	$3,432,754
Supply agreement	5 to 6.5	766,035	639,128	126,907	762,579	634,050	128,529
Customer relationships	15 to 20	7,032,115	1,401,914	5,630,201	6,888,864	1,258,420	5,630,444
Totals		$13,986,953	$4,896,237	$9,090,716	$13,820,201	$4,628,474	$9,191,727

Note H — Geographic Information

Net sales are attributed to countries based upon the address to which the Company ships products, as set forth on the customer’s purchase order:

	Three Months Ended December 31,
	2012	2011
Geographic net sales:
United States	$6,483,000	$4,666,000
United Kingdom	6,269,000	4,964,000
The Netherlands	2,416,000	2,361,000
Europe and Middle East*	1,791,000	1,728,000
Rest of world	293,000	254,000

Total	$17,252,000	$13,973,000

* Europe sales exclude sales in the U.K. and the Netherlands.

Long-lived tangible assets, excluding intangible assets and deferred tax assets, of the Company are located in the United States, United Kingdom and the Netherlands as follows:

	December 31, 2012	September 30, 2012
Long-lived assets:
United States	$9,034,000	$8,689,000
United Kingdom	1,375,000	1,363,000
The Netherlands	1,871,000	1,810,000
	$12,280,000	$11,862,000

Note I — Line of Credit

The Company has a credit facility with RBC Wealth Management (“RBC”). The credit facility consists of a revolving line of credit of up to $5,000,000 with interest accruing monthly at a variable rate of 1.375% as of December 31, 2012.  The borrowings, of which all are available under this credit facility, are limited to the value of eligible assets held with RBC.  As of December 31, 2012, the Company had no outstanding balance under the revolving line of credit.

Note J — Share Repurchase Program

On March 3, 2009, the Company announced its intention to repurchase some of its outstanding common shares pursuant to its previously authorized share repurchase program. Up to 2,000,000 shares may be repurchased from time to time on the open market, or pursuant to negotiated or block transactions, in accordance with applicable Securities and Exchange Commission regulations. During the three months ended December 31, 2012, the Company did not repurchase any shares.  During the three months ended December 31, 2011, the Company repurchased 150,900 common shares at an average price of $7.21 per share. Total cash consideration for the repurchased shares was approximately $1,089,000. As of December 31, 2012, there remained 1,278,947 shares that may be purchased under the program.

Note K — Revisions

The Company made revisions to the fiscal 2012 financial statements to properly report shipping and handling fees and related costs. The revisions are shown below but they had no impact on amounts previously reported for income (loss) from operations, income (loss) before income taxes, and net income (loss).

	As Previously Reported	Revision	As Reported
For three months ended December 31, 2011
Net Sales	$13,845,666	$126,941	$13,972,607
Cost of Sales	6,877,193	(15,725)	6,861,468
Marketing and Selling	4,504,120	142,666	4,646,786

Note L — Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income “ which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “ Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 “ which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards will be effective for our fiscal quarter beginning October 1, 2012 with retrospective application required. As these standards impact presentation requirements only, the adoption of this guidance did not have an impact on our results of operations or financial position.

In September 2011, the FASB issued ASU No. 2011-08,”Testing Goodwill for Impairment” that is intended to simplify how entities test goodwill for impairment. This ASU permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, “ Intangibles — Goodwill and Other .” This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (the Company’s fiscal 2013). The Company adopted AASU No. 2011-08 and it did not have a material impact on its Company’s condensed consolidated financial statements.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes in Item 1 of Part I of our Quarterly Report on Form 10-Q.

Overview.

We develop, manufacture and market a broad line of innovative, technologically enhanced PVC-free and latex-free urinary continence and urine drainage care products for patients who generally use such products at home.  A small percentage of our urological products also are used in the acute care market, which generally includes hospitals and extended care treatment facilities.  The urological products we manufacture include our silicone male external catheters (MECs), our standard and advanced lines of silicone and anti-infection intermittent catheters and our FemSoft Insert.  Through our fiscal year ended September 30, 2012, we also manufactured standard and advanced lines of silicone and anti-infection Foley catheters for the acute care market.  In order to improve our profitability, in November 2012, we decided to cease manufacturing and marketing our Foley catheters and focus on our core product line of MECs and intermittent catheters.  We expect to cease selling Foley catheters in the third quarter of fiscal 2013 and therefore expect to see reduced sales in our acute care market category.  Through our subsidiary, Laprolan B.V., we also sell certain ostomy and wound and scar care products and other brands of urological products.

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

As part of our three year strategic business plan through 2013, we increased the level of investment in our sales and marketing programs in fiscal 2011 to support our direct sales growth in the U.S. and Europe through the addition of several members to our sales team. Increasing our percentage of direct sales versus private label sales over time will have a positive impact on our gross margin. Direct sales accounted for 82% of total sales for the quarter ended December 31, 2012, compared to 82% for the quarter ended December 31, 2011. Home care direct sales accounted for 88% and 87% of total direct sales for the quarters ended December 31, 2012 and 2011, respectively.

In September 2009, the FemSoft Insert was approved for inclusion in Part IX of the UK Drug Tariff as a prescription product that is reimbursable under the National Healthcare System, commencing in 2010. In November 2009, the Centers for Medicare & Medicaid Services (CMS) issued a specific reimbursement code which covers our FemSoft Insert . The current Medicare fee schedule amount is based on price data that is closest to a 1986/1987 base period and is significantly lower than the current retail price for the FemSoft Insert.  Although we believe that the reimbursement fee is unreasonably low, we continue to believe the availability of National Healthcare System and Medicare reimbursement will help this unique device become an economically accessible and often preferred solution for incontinent women in the United Kingdom and in the United States.

The Patient Protection and Affordable Care Act and Health Care and Educational Reconciliation Act of 2010 were enacted into law in March 2010. Certain provisions of the law will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact will be from the legislation. The law does levy a 2.3% excise tax on certain U.S. medical device sales beginning in 2013.  Our products that qualify under this regulation include our Foley catheters, intermittent catheters and our Femsoft Insert. For the quarter ended December 31, 2012, this would have equated to an excise tax of approximately $72,000.  The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to our products. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursements for our products could adversely affect our business and results of operations.

The following discussion pertains to our results of operations and financial position for the quarters ended December 31, 2012 and 2011. Results of the periods are not necessarily indicative of the results to be expected for the complete year. For the first quarters ended December 31, 2012 and 2011, we reported net income of $0.08 and net loss of $0.01 per diluted share respectively. Income from operations was $1,377,000 for the quarter ended December 31, 2012 compared to a loss from operations of $21,000 for the quarter ended December 31, 2011, while net income was $1,012,000 for the quarter ended December 31, 2012 compared to a net loss of $75,000 for the quarter ended December 31, 2011.

As of December 31, 2012, we had $16.3 million in cash and cash equivalents and $6.7 million invested in marketable securities. The marketable securities consist of $6.5 million invested in U.S. treasury bills and $0.2 million invested in CDs. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative and are intended to reduce the risk of loss or any material impact on our financial condition. We are currently reporting an unrealized loss of $15 related to the marketable securities as a result of the recent fluctuations in the credit markets impacting the current market value. We currently consider this unrealized loss to be temporary.

Critical Accounting Policies and Estimates

We have adopted various accounting policies in preparing the consolidated financial statements in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (2012 Annual Report on Form 10-K).

Preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; inventory reserves; other intangible assets and goodwill; income taxes;  and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended December 31,
	2012	2011
Net sales	100%	100%
Cost of sales	51	50
Gross margin	49	50

Operating expenses:
Marketing and selling	26	33
Research and development	2	3
General and administrative	13	15
Total operating expenses	41	51

Income (loss) from operations	8	(1)
Interest income (expense), net	—	—
Other income	—	—
Income (loss) before taxes	8	(1)
Income tax expense (benefit)	2	—
Net income (loss) after taxes	6%	(1)%

The following table sets forth, for the periods indicated, net sales information by market category (acute care and home care), marketing method (private label and direct sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	For the Quarter ended December 31,
	2012				2011
	US	Europe & Middle East	Rest of World	Total	US	Europe & Middle East	Rest of World	Total
Net Sales
Acute Care — Direct	$893	$566	$160	$1,619	$785	$468	$142	$1,395
Home Care — Direct	3,299	9,242	126	12,667	2,182	7,801	99	10,082
Direct Total	4,192	9,808	286	14,286	2,967	8,269	241	11,477
Private Label	2,291	668	7	2,966	1,699	784	13	2,496
Total Revenues	$6,483	$10,476	$293	$17,252	$4,666	$9,053	$254	$13,973

Direct Product Mix
Acute Care — Direct	21%	6%	56%	11%	26%	6%	59%	12%
Home Care — Direct	79%	94%	44%	89%	74%	94%	41%	88%
Direct Total	100%	100%	100%	100%	100%	100%	100%	100%

Direct Geographic Mix
Acute Care — Direct	6%	4%	1%	11%	7%	4%	1%	12%
Home Care — Direct	23%	65%	1%	89%	19%	68%	1%	88%
Direct Total	29%	69%	2%	100%	26%	72%	2%	100%

YOY Percentage Net Sales Growth (Decline)
Direct	41%	19%	19%	24%
Private Label	35%	(15)%	(48)%	19%
Total Net Sales	39%	16%	15%	23%

Note:

Direct sales include sales made directly to the end consumer and include all Rochester Medical branded sales, UK Script Easy sales and all Laprolan sales.  Private label sales include our products packaged and sold by other manufacturers.  Acute care refers to hospital sales.  Home care refers to non-hospital sales.

Three Month Periods Ended December 31, 2012 and December 31, 2011

Net Sales.   Net sales for the first quarter of fiscal 2013 increased 23% to $17,252,000 from $13,973,000 for the comparable quarter of last fiscal year. The sales increase resulted from increased direct sales across all three regions and increased private label sales in the U.S., partially offset by decreases in sales of private label products in Europe & Middle East (EME) and Rest of World (ROW). US direct sales increased by 41% for the quarter compared to the same period last year, led by a 14% increase in acute care sales and a 51% increase in home care sales. Our EME direct sales increased 19% compared to the same period last year, led by a strong increase in the UK.  UK direct sales increased by

26% for the quarter compared to the same period last year, while Laprolan sales increased by 3% and the rest of EME increased 18% compared to the same period last year.  Management believes these results demonstrate the favorable impact of the management changes made at Laprolan in mid-fiscal 2012 and our strategic decision to increase investment in sales and marketing programs for our Rochester Medical branded products, particularly for our advanced intermittent catheters, which we believe will continue to drive growth in branded sales.  In the event that a reporting unit does not perform in accordance with our projections, this could result in a triggering event and the possible impairment of our goodwill and intangible assets. Private label sales for the first quarter were up 19% from last year and continue to fluctuate on a quarterly basis. While private label sales historically have tended to fluctuate quarter to quarter, usually due to the timing of orders, year over year results are generally expected to remain constant. Management believes the current quarterly increase in private label sales is strictly due to the timing of orders. Private label sales accounted for approximately 17% and 18% of total sales for the quarters ended December 31, 2012 and 2011, respectively.  Total sales were minimally impacted, as a result of the change in foreign currency exchange rates, by $20,000.

Gross Profit.  Our gross margin as a percentage of net sales for the first quarter of fiscal 2013 decreased to 49% from 51% in the same period last fiscal year. Gross margin this quarter was primarily impacted by lower margin Laprolan IQ catheter sales as well as increased sales of lower margin Script Easy prescription dispensing services.  Management expects the sale of lower margin Laprolan product sales to be phased out in the second quarter of fiscal 2013, and further growth of direct sales in both the U.S. and EME will also have a positive impact and improve margins in future quarters.

Marketing and Selling.  Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense. Marketing and selling expense for the first quarter of fiscal 2013 decreased 3% to $4,549,000 from $4,668,000 for the comparable quarter of last fiscal year. The decrease in marketing and selling expense is primarily due to salary and travel expense savings associated with Foley catheter sales and marketing staff reductions in the US. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended December 31, 2012 and 2011 was 26% and 33%, respectively.

Research and Development.  Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities. Research and development expense for the first quarter of fiscal 2013 decreased 10% to $339,000 from $376,000 for the comparable quarter of last fiscal year. The decrease in research and development expense results primarily from reduced third-party vendor expenses for performing investigative research on new products. Research and development expense as a percentage of net sales for the fiscal quarters ended December 31, 2012 and 2011 was 2% and 3% respectively.

General and Administrative.  General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors, auditors and utilities. General and administrative expense for the first quarter of fiscal 2013 increased 6% to $2,208,000 from $2,088,000 for the comparable quarter of last fiscal year. The increase in general and administrative expense is primarily related to increases in audit and legal fees and other financial compliance expenses.  General and administrative expense as a percentage of net sales for the fiscal quarters ended December 31, 2012 and 2011 was 13% and 15%, respectively.

Interest Income.  Interest income for the first quarter of fiscal 2013 was $9,272 compared to $9,735 for the comparable quarter of last fiscal year. Our interest income continues to reflect overall lower interest rates on investments.

Interest Expense.  Interest expense for the first quarter of fiscal 2013 was $2,358 compared to $81,150 for the comparable quarter of last fiscal year and reflects the result of paying off our debt related to our acquisition of Laprolan.

Income Taxes.  For the quarter ended December 31, 2012, we had an effective worldwide income tax rate of approximately 27% compared to 33% for the comparable quarter of last fiscal year. The lower effective tax rate this quarter was due to a discrete item. In future periods, we expect to report an income tax provision using an effective tax rate in the range of 32-35% of worldwide income. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities were $23.1 million at December 31, 2012 compared to $20.7 million at September 30, 2012. The increase in cash primarily resulted from cash provided by operating activities of $2.6 million, proceeds from issuance of common stock of $0.4 million, offset by purchases of property, plant and equipment of $0.8 million.  As of December 31, 2012, we had $6.7 million invested in marketable securities. The marketable securities consist of $6.5 million invested in U.S. treasury bills and $0.2 million in CDs. We have no material unrealized losses in our marketable securities.

During the three-month period ended December 31, 2012, we generated $2.6 million of cash from operating activities compared to a $0.6 million of cash used in operations during the comparable period of the prior fiscal year. The net cash provided by operating activities in the first three months of fiscal 2013 primarily reflects our net income adjusted for non-cash items related to depreciation, amortization, and stock based compensation and decreases in accounts receivable and inventories, offset by decreases in accounts payable and other current liabilities.  Accounts receivable decreased $1.7 million primarily due to the timing of a payment received in the U.K., while inventories decreased $0.3 million primarily related to Foley catheter products.  In addition, capital expenditures during this period were $0.8 million and included investments in our new manufacturing facility, compared to $0.6 million in the comparable period last year.

We have a credit facility with RBC Wealth Management (“RBC”). The credit facility consists of a revolving line of credit of up to $5,000,000 with interest accruing monthly at a variable rate of 1.375% as of December 31, 2012.  As of December 31, 2012, we had no outstanding balance under the revolving line of credit.

We believe that our capital resources on hand at December 31, 2012, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of  Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K.  We expect to spend approximately $12 million on the expansion of our manufacturing facilities and for this to be primarily funded from cash flows generated from operations.

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

and other risk factors listed from time to time in our SEC reports, including, without limitation, the section entitled “Risk Factors” in our 2012 Annual Report on Form 10-K.

Item 3.                                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in U.S. dollars, British pounds and euros. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative in light of current economic conditions, and include primarily U.S. treasury bills to reduce the risk of loss or any material impact on our financial condition. Our revolving line of credit bears interest at a variable rate currently at 1.375%. As of December 31, 2012, we had no outstanding balance under the revolving line of credit.

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

Item 4.                                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the Exchange Act)) designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report (the Evaluation Date) we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period, because of the material weakness in our internal control over the accounting for shipping and handling fees and related costs.  The material weakness is more fully described under Item 9A of our 2012 Annual Report on Form 10-K, which information is incorporated herein by reference. Management has implemented remedial measures, including remediation actions described under Item 9A of our 2012 Annual Report on Form 10-K.  Despite the remedial measures that have been implemented, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls.  During our fiscal quarter ended December 31, 2012, management implemented remedial measures to improve our internal control over the accounting for shipping and handling fees and related costs, including remediation actions described under Item 9A of our 2012 Annual Report on Form 10-K, which information is incorporated herein by reference. During our first fiscal quarter, there has been no other change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ROCHESTER MEDICAL CORPORATION

Date: February 11, 2013	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: February 11, 2013	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive Data Files.