Form 10-Q
period 2013-03-31
ROCHESTER MEDICAL CORPORATION
filed 2013-05-10
CIK 868368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

12,337,143 Common Shares as of May 8, 2013.

ROCHESTER MEDICAL CORPORATION

Report on Form 10-Q

For quarter ended

March 31, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	September 30, 2012
Assets:
Current assets:
Cash and cash equivalents	$16,291,745	$13,921,363
Marketable securities	6,499,900	6,779,695
Accounts receivable, less allowance for doubtful accounts of $29,235 at March 31, 2013 and $86,268 at September 30, 2012	10,776,753	11,008,429
Inventories	9,265,672	9,883,651
Prepaid expenses and other current assets	1,905,531	1,726,908
Deferred income tax asset	1,327,652	1,287,177
Total current assets	46,067,253	44,607,223
Property, plant and equipment:
Land and buildings	11,810,132	10,651,127
Equipment and fixtures	21,114,410	20,550,952
	32,924,542	31,202,079
Less accumulated depreciation	(20,155,389)	(19,340,007)
Total property, plant and equipment	12,769,153	11,862,072
Deferred income tax asset	1,088,406	1,030,994
Goodwill	8,785,417	9,053,091
Other intangible assets, net	8,806,573	9,377,354
Total assets	$77,516,802	$75,930,734

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,252,362	$3,070,329
Accrued compensation	1,517,815	1,970,468
Accrued expenses	2,017,458	1,456,929
Total current liabilities	5,787,635	6,497,726

Long-term liabilities	1,128,641	1,137,212
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 40,000,000
Issued and outstanding shares (12,327,143 at March 31, 2013; 12,120,050 at September 30, 2012)	58,096,093	56,904,308
Retained earnings	17,525,253	15,313,858
Accumulated other comprehensive loss	(5,020,820)	(3,922,370)
Total shareholders’ equity	70,600,526	68,295,796
Total liabilities and shareholders’ equity	$77,516,802	$75,930,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Net sales	$16,635,070	$15,427,275	$33,887,078	$29,399,882
Cost of sales	8,239,481	7,822,941	17,018,241	14,684,409
Gross profit	8,395,589	7,604,334	16,868,837	14,715,473

Operating expenses:
Marketing and selling	4,162,179	4,394,090	8,711,223	9,040,876
Research and development	312,023	247,889	651,181	624,158
General and administrative	2,148,164	2,128,024	4,355,706	4,236,837
Total operating expenses	6,622,366	6,770,003	13,718,110	13,901,871

Income from operations	1,773,223	834,331	3,150,727	813,602

Other income (expense):
Interest income	11,050	9,465	20,322	19,200
Interest expense	—	(8,395)	(2,358)	(89,545)
Other income (expense)	(61,131)	48,712	(57,782)	29,057
Income before income taxes	1,723,142	884,113	3,110,909	772,314

Income tax expense	523,892	281,599	899,514	245,147

Net income	$1,199,250	$602,514	$2,211,395	$527,167

Net income per share — basic	$0.10	$0.05	$0.18	$0.04
Net income per share — diluted	$0.10	$0.05	$0.18	$0.04

Weighted average number of common shares outstanding — basic	12,146,969	12,003,167	12,092,003	12,049,900
Weighted average number of common shares outstanding — diluted	12,604,099	12,235,701	12,482,558	12,258,402

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net income	$1,199,250	$602,514	$2,211,395	$527,167
Other comprehensive income (loss):
Foreign currency adjustment	(1,629,097)	914,987	(1,099,000)	369,716
Unrealized gain (loss) on available for sale securities, net of tax	565	78,941	(1,271)	155,886
Comprehensive (loss) income	$(429,282)	$1,596,442	$1,111,124	$1,052,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2013	2012
Operating activities:
Net income	$2,211,395	$527,167

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	852,673	813,815
Amortization	505,394	506,337
Stock based compensation	383,795	563,667
Deferred income taxes	(76,228)	15,433
Changes in operating assets and liabilities:
Accounts receivable, net	3,600	(1,204,094)
Inventories	469,498	(20,175)
Prepaid expense and other current assets	(188,086)	(246,840)
Accounts payable	(767,485)	(398,174)
Income tax payable	(10,737)	171,883
Other current liabilities	182,668	(350,328)
Net cash provided by operating activities	3,566,487	378,691

Investing activities:
Purchase of property, plant and equipment	(1,849,729)	(913,199)
Purchases of patents	(26,310)	(251,880)
Sales and maturities of marketable securities	9,779,846	35,648,715
Purchases of marketable securities	(9,500,050)	(16,026,987)
Net cash (used in) provided by investing activities	(1,596,243)	18,456,649

Financing activities:
Proceeds from long-term debt	—	778,623
Payments on long-term debt	—	(18,640,808)
Repurchase of common stock	—	(1,088,619)
Proceeds from exercise of stock options	807,990	113,142
Net cash provided by (used in) financing activities	807,990	(18,837,662)

Effect of exchange rate on cash and cash equivalents	(407,852)	92,696

Increase in cash and cash equivalents	2,370,382	90,374

Cash and cash equivalents at beginning of period	13,921,363	8,722,935

Cash and cash equivalents at end of period	$16,291,745	$8,813,309
Supplemental Cash Flow Information
Cash paid for interest	$—	$164,178
Cash paid for income taxes	$376,472	$205,664

The accompanying notes are an integral part of these condensed consolidated financial statements

ROCHESTER MEDICAL CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements as of September 30, 2012 and the unaudited March 31, 2013 and 2012 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2012. In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and comprehensive income and cash flows for the interim periods presented. Operating results for the three-month and six-month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. During fiscal 2013, the Company changed the name of its subsidiary Laprolan B.V. to Rochester Medical B.V.

Note B —Net Income Per Share

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

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
Numerator:
Net income	$1,199,250	$602,514	$2,211,395	$527,167

Denominator:
Denominator for basic net income per share- weighted average shares outstanding	12,146,969	12,003,167	12,092,003	12,049,900
Effect of share-based awards	457,130	232,534	390,555	208,502
Denominator for diluted net income per share- weighted average shares outstanding	12,604,099	12,235,701	12,482,558	12,258,402

Basic net income per share	$0.10	$0.05	$0.18	$0.04
Diluted net income per share	$0.10	$0.05	$0.18	$0.04

For the three months ended March 31, 2013 and 2012, 65,800 and 1,083,500 shares of common stock subject to stock options were excluded from the calculation of diluted net income per share because their effect would have been antidilutive.  Additionally, 251,800 of restricted share units outstanding could be potentially dilutive upon achievement of performance goals.

Note C — Stock Based Compensation

Equity-Based Awards

On January 28, 2010, the Company’s shareholders approved the Rochester Medical Corporation 2010 Stock Incentive Plan. As of that same date, no new awards were allowed to be granted under the Company’s 1991 Stock Option Plan or the 2001 Stock Incentive Plan. The 2010 Stock Incentive Plan authorizes the issuance of up to 1,000,000 shares of common stock pursuant to grants of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards. Per the terms of the 2010 Stock Incentive Plan, awards may be granted with a term no longer than ten years. The vesting schedule and other terms of the awards granted under the 2010 Stock Incentive Plan will be determined by the Compensation Committee of the Board of Directors at the time of the grant. As of March 31, 2013, there were 197,218 shares that remain available for issuance under the 2010 Stock Incentive Plan.

Restricted stock

The fair value of restricted stock awards is calculated using the Company’s stock price as of the associated grant date, and the expense is accrued ratably over the vesting period of the award.

Compensation expense associated with restricted stock awards for the six months ended March 31, 2013 and 2012, totaled $176,000 and $90,000, respectively. For the three months ended March 31, 2013 and 2012, compensation expense associated with restricted stock awards totaled $105,000 and $62,000, respectively. At March 31, 2013, unamortized compensation cost of restricted stock awards totaled $985,000. The unamortized cost is expected to be recognized over a weighted-average period of 2.2 years as of March 31, 2013.

A summary of restricted stock-based award activity under the Plans as of March 31, 2013 and 2012, and changes during the six months then ended is presented below:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2012	99,883	$9.11
Granted	49,843	11.68
Vested	(6,361)	7.86
Forfeited/Cancelled	(8,000)	7.86
Unvested at March 31, 2013	135,365	$10.19

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2011	40,000	$10.99
Granted	61,883	7.86
Vested	—	—
Forfeited/Cancelled	—	—
Unvested at March 31, 2012	101,883	$9.09

Restricted stock units

During the second quarter of fiscal 2013, the Company issued 116,314 restricted stock units (RSUs) to its executive management team. The fair value of the RSUs was calculated using the Company’s stock price, $11.68 per unit, at the date of grant. The RSUs include a performance-based vesting trigger measured at the end of fiscal 2014. The Company has not recognized any compensation expense associated with the RSUs for the six months ended March 31, 2013 as at this preliminary time period it is too early to estimate with any certainty that the performance based trigger will be met.

During the second quarter of fiscal 2012, the Company issued 135,491 RSUs to its executive management team. The fair value of the RSUs was calculated using the Company’s stock price, $7.86 per unit, at the date of grant. The RSUs include a performance-based vesting trigger measured at the end of fiscal 2013. The Company has not recognized any compensation expense associated with the RSUs as it is unlikely the required performance metrics will be achieved.

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as operating expense based on their fair value over the requisite service period.

No stock options were granted in the three and six months ended March 31, 2013 or 2012.

A summary of option-based activity under the Plans as of March 31, 2013 and 2012, and changes during the six month periods then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	1,501,500	$9.69
Granted	—	—
Exercised	(165,250)	4.89
Forfeited	(21,750)	11.64
Outstanding at March 31, 2013	1,314,500	$10.26	5.0	$5,752,000
Exercisable at March 31, 2013	1,193,000	$10.16	4.7	$5,340,000

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	1,588,750	9.39
Granted	—	—
Exercised	(52,250)	2.17
Forfeited	—	—
Outstanding at March 31, 2012	1,536,500	9.64	5.5	$2,191,000
Exercisable at March 31, 2012	1,273,500	9.29	5.0	$2,191,000

The Company recorded compensation expense related to stock options of $208,000 and $474,000 for the six months ended March 31, 2013 and 2012, respectively. The Company recorded compensation expense related to stock options of $76,000 and $186,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $246,000 of total unrecognized compensation cost related to unvested stock options. The unamortized cost is expected to be recognized over a weighted-average period of 1.3 years as of March 31, 2013.

The Company issues new shares as settlement for stock options exercised. Cash received from option exercises for the six months ended March 31, 2013 and 2012 was $808,000 and $113,000, respectively. The intrinsic value of shares exercised was $1,153,000 and $220,000, for the six months ended March 31, 2013 and 2012, respectively.

Note D — Marketable Securities

As of March 31, 2013, the Company had $6.5 million invested in high quality, investment grade U.S. treasury bills. At September 30, 2012, the Company’s marketable securities included $6.8 million invested in high quality, investment grade debt securities, consisting of $6.3 million invested in U.S. treasury bills and $0.5 million invested in CDs. The Company is reporting an unrealized gain of $550 related to the treasury bills investment as of March 31, 2013; the unrealized gain was $1,821 at September 30, 2012.

Marketable securities are classified as available for sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity. The cost and fair value of available-for-sale securities were as follows:

	Cost	Unrealized Gain	Fair Value
March 31, 2013	$6,499,350	$550	$6,499,900
September 30, 2012	$6,777,874	$1,821	$6,779,695

Gains and losses recognized are recorded in Other income (expense), in the consolidated statements of operations.  Gains and losses from the sale of investments are calculated based on the specific identification method.

The Company applies the accounting standards set forth in Accounting Standards Codification (ASC) 820, Fair Value Measurement, for financial assets and liabilities that are re-measured and reported at fair value at each reporting period. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that fair value measurements be classified and disclosed using one of the following three categories:

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

Following is a summary of the valuation techniques for assets and liabilities recorded in the consolidated condensed balance sheets at fair value on a recurring basis:

CD’s: CD investments are classified using Level 1 inputs, and fair values are determined by reference to similar financial instruments for which quoted market prices are available on the active market.

U.S. treasury bills: U.S. treasury bills are classified using Level 1 inputs, and fair values are determined by reference to quoted market prices for U.S. treasury bills on the active market.

Note E — Inventories

Inventories consist of the following:

	March 31, 2013	September 30, 2012
Raw materials	$1,612,301	$1,301,145
Work-in-process	2,941,313	3,251,644
Finished goods	4,712,058	5,330,862
	$9,265,672	$9,883,651

Note F — Income Taxes

On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance. As of March 31, 2013 and September 30, 2012, the Company has a valuation allowance of $216,000, of which $42,000 is related to Minnesota R&D credit carryovers and $174,000 pertains to U.S. federal capital loss carryovers as the Company believes it is more likely than not that the deferred tax asset will not be utilized in future years. For the three and six months ended March 31, 2013, the Company had an effective worldwide income tax rate of approximately 30% and 29%, respectively. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items.

The Company adopted accounting provisions that now form part of ASC 740, Income Taxes, and which clarify the accounting for uncertainty in tax positions recognized in the financial statements.  These provisions create a single model to address uncertainty in tax positions and clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of March 31, 2013, the Company has recognized approximately $48,000 for unrecognized tax benefits. If the Company were to prevail on all unrecognized tax benefits recorded at March 31, 2013, the total gross unrecognized tax benefit of approximately $48,000 would benefit the Company’s effective tax rate.

It is the Company’s practice to recognize penalties and/or interest pertaining to income tax matters in income tax expense.  As of March 31, 2013, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.

The Company is subject to income tax examinations from time to time in the U.S. federal jurisdiction, as well as in the United Kingdom, the Netherlands and various state jurisdictions.

Note G — Goodwill and Other Intangible Assets

The Company has $4,047,000 of goodwill carrying value as of March 31, 2013 resulting from its acquisition in the UK of Rochester Medical Limited in 2006 and $4,738,000 of goodwill carrying value resulting from its acquisition in the Netherlands of Rochester Medical B.V. in 2011. The increase in value of goodwill as of March 31, 2013 compared to September 30, 2012 is entirely related to the change in foreign currency exchange rates in the United Kingdom and the Eurozone.

The Company reviews goodwill for impairment annually or at any time events or circumstances indicate that the carrying value may not be fully recoverable. Under our accounting policy, an annual review is performed in our third fiscal quarter of each year, or more frequently if indicators of potential impairment exist.

Intangible assets were as follows:

		March 31, 2013			September 30, 2012
	Estimated Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Trademarks	8 to 15	$6,166,705	$2,999,484	$3,167,221	$6,168,758	$2,736,004	$3,432,754
Supply agreement	5 to 6.5	762,225	672,048	90,177	762,579	634,050	128,529
Customer relationships	15 to 20	6,751,350	1,389,487	5,361,863	6,888,864	1,258,420	5,630,444
Patents	8	1,597,204	1,409,892	187,312	1,570,893	1,385,266	185,627
Totals		$15,277,484	$6,470,910	$8,806,574	$15,391,094	$6, 013,740	$9,377,354

Note H — Geographic Information

Net sales are attributed to countries based upon the address to which the Company ships products, as set forth on the customer’s purchase order:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Geographic net sales:
United States	$6,189,000	$5,962,000	$12,672,000	$10,628,000
United Kingdom (2)	6,159,000	5,068,000	12,428,000	10,032,000
The Netherlands (2)	1,759,000	1,970,000	4,175,000	4,331,000
Europe and Middle East (1), (2)	2,245,000	2,205,000	4,036,000	3,933,000
Rest of world (2)	283,000	222,000	576,000	476,000
Total	$16,635,000	$15,427,000	$33,887,000	$29,400,000

(1) Europe sales exclude sales in the U.K. and the Netherlands.

(2) The Company made revisions to the fiscal 2012 financial statement to properly report shipping and handling fees and related costs.  See Note K — Revisions.

Long-lived tangible assets of the Company are located in the United States, United Kingdom and the Netherlands as follows:

	March 31, 2013	September 30, 2012
Long-lived assets:
United States	$9,576,000	$8,689,000
United Kingdom	1,412,000	1,363,000
The Netherlands	1,781,000	1,810,000
	$12,769,000	$11,862,000

Note I — Line of Credit

The Company has a credit facility with RBC Wealth Management (“RBC”). The credit facility consists of a revolving line of credit of up to $5,000,000 with interest accruing monthly at a variable rate of 1.375% as of March 31, 2013.  The borrowings, of which all are available under this credit facility, are limited to the value of eligible assets held with RBC.  As of March 31, 2013 and September 30, 2012, the Company had no outstanding balance under the revolving line of credit.

Note J — Share Repurchase Program

On March 3, 2009, the Company announced its intention to repurchase some of its outstanding common shares pursuant to its previously authorized share repurchase program. Up to 2,000,000 shares may be repurchased from time to time on the open market, or pursuant to negotiated or block transactions, in accordance with applicable Securities and Exchange Commission regulations. During the three months ended March 31, 2013 and March 31, 2012 the Company did not repurchase any shares.  During the six months ended March 31, 2013 the Company did not repurchase any shares and during the six months ended March 31, 2012 the Company repurchased 150,900 shares of common shares at an average prices of $7.21 for cash consideration of approximately $1,089,000. As of March 31, 2013, there remained 1,278,947 shares that may be purchased under the program.

Note K — Revisions

The Company made certain revisions to previously reported shipping and handling fees and related costs to properly conform to the Fiscal 2013 presentation.  The impact of the revisions for the three and six months ended March 31, 2012 is shown below.  These revisions had no impact on amounts previously reported for income from operations, income before income taxes and net income.

	As Previously Reported	Revision	As Revised
For three months ended March 31, 2012
Net Sales	$15,258,611	$168,664	$15,427,275
Cost of Sales	7,828,875	(5,934)	7,822,941
Marketing and Selling	4,219,492	174,598	4,394,090

For six months ended March 31, 2012
Net Sales	$29,104,277	$295,605	$29,399,882
Cost of Sales	14,706,068	(21,659)	14,684,409
Marketing and Selling	8,723,612	317,264	9,040,876

Note L — Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards were effective for our fiscal quarter beginning October 1, 2012 with retrospective application required. As these standards impacted presentation requirements only, the adoption of this guidance did not have an impact on our results of operations or financial position.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” that is intended to simplify how entities test goodwill for impairment. This ASU permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, “Intangibles — Goodwill and Other.” This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (the Company’s fiscal 2013). The Company adopted ASU No. 2011-08 and it did not have a material impact on its Company’s condensed consolidated financial statements.

Pronouncements Issued But Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, to improve the reporting of reclassification adjustments out of accumulated other comprehensive income.  The amendment was issued in response to ASU 2011-05 and  requires disclosure of the amount, if significant, reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information would be provided.  The standard allows the flexibility to present the information either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location.  The standard is effective prospectively for public entities for fiscal years, and interim periods with those years, beginning after December 15, 2012.  This standard will be effective for our fiscal year 2014 first quarter beginning October 1, 2013.  As the standard impacts presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830):  Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”.  This ASU provides updated guidance to clarify the applicable guidance for parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity.  This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date, which is for our fiscal year 2014 first quarter beginning October 1, 2013.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes in Item 1 of Part I of our Quarterly Report on Form 10-Q.

Overview.

We develop, manufacture and market a broad line of innovative, technologically advanced PVC-free and latex-free urinary continence and urine drainage care products for patients who generally use such products at home.  A small percentage of our urological products also are used in the acute care market, which generally includes hospitals and extended care treatment facilities.  The urological products we manufacture include our silicone male external catheters (MECs), our standard and advanced lines of silicone and anti-infection intermittent catheters and our FemSoft Insert.  Through our fiscal year ended September 30, 2012, we also manufactured standard and advanced lines of silicone and anti-infection Foley catheters for the acute care market.  In order to improve our profitability, in November 2012, we decided to cease manufacturing and marketing our Foley catheters and focus on our core product line of MECs and intermittent catheters.  We expect to cease selling Foley catheters in the third quarter of fiscal 2013 and therefore expect to see reduced sales in our acute care market category.  Through our subsidiary, Rochester Medical B.V. (formerly, Laprolan B.V.), we also sell certain ostomy and wound and scar care products and other brands of urological products. During fiscal 2013, the Company changed the name of its subsidiary Laprolan B.V. to Rochester Medical B.V.

The primary purchasers of our products are distributors, individual hospitals and healthcare institutions and extended care facilities.  We sell our products directly and through private label partners, both domestically and internationally. Direct sales include all our Rochester Medical ® branded sales, Script Easy sales and all of our other sales at Rochester Medical BV (formerly Laprolan). In the UK, we use the Script Easy program to sell our Rochester Medical brand products and other companies’ products covered under drug tariff direct to the patient. Private label sales include our products manufactured by us and sold under brand names owned by other companies.

As part of our three year strategic business plan through 2013, we increased the level of investment in our sales and marketing programs in fiscal 2011 to support our direct sales growth in the U.S. and Europe through the addition of several members to our sales team. Increasing our percentage of direct sales versus private label sales over time will have a positive impact on our gross margin. Direct sales accounted for 79% of total sales for the quarter ended March 31, 2013, compared to 77% for the quarter ended March 31, 2012. Home care direct sales accounted for 91% and 90% of total direct sales for the quarters ended March 31, 2013 and 2012, respectively. Direct sales accounted for 81% of total sales for the six months ended March 31, 2013, compared to 80% for the six months ended March 31, 2012. Home care direct sales accounted for 90% and 89% of total direct sales for the six months ended March 31, 2013 and 2012, respectively.

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

The Patient Protection and Affordable Care Act and Health Care and Educational Reconciliation Act of 2010 were enacted into law in March 2010. Certain provisions of the law will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact will be from the legislation. The law does levy a 2.3% excise tax on certain U.S. medical device sales beginning January 1, 2013, the beginning of our second quarter.  Our products that qualify under this regulation include our Foley catheters, intermittent catheters and our Femsoft Insert.  For the quarter ended March 31, 2013 we paid approximately $60,000 for this tax.  The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to our products. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursements for our products could adversely affect our business and results of operations.

The following discussion pertains to our results of operations and financial position for the quarters ended March 31, 2013 and 2012 and the six month period then ended.  Results of the periods are not necessarily indicative of the results to be expected for the complete year. For the second quarters ended March 31, 2013 and 2012, we reported net income of $0.10 and $0.05 per diluted share respectively. Income from operations was $1,773,000 for the quarter ended March 31, 2013 compared to $834,000 for the quarter ended March 31, 2012, while net income was $1,199,000 for the quarter ended March 31, 2013 compared to $603,000 for the quarter ended March 31, 2012. For the six months ended March 31, 2013 and 2012, we reported net income of $0.18 and $0.04 per diluted share respectively. Income from operations was $3,151,000 for the six months ended March 31, 2013 compared to $814,000 for the six months ended March 31, 2012, while net income was $2,211,000 for the six months ended March 31, 2013 compared to $527,000 for the six months ended March 31, 2012.

As of March 31, 2013, we had $16.3 million in cash and cash equivalents and $6.5 million invested in marketable securities. The marketable securities consist of $6.5 million invested in U.S. treasury bills. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative and are intended to reduce the risk of loss or any material impact on our financial condition. We are currently reporting an unrealized gain of $550 related to the marketable securities as a result of the recent fluctuations in the credit markets impacting the current market value.

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

Inventories

Inventories, consisting of material, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out method) or market. Our policy is to establish an excess and obsolete reserve for our products in excess of the expected demand for such products. If actual future demand or market conditions differ from those projected by us, additional inventory valuation adjustments may be required. Our judgments related to future demand and market conditions include the following: (i) current sales data and historical return rates, (ii) competitive pricing pressures, (iii) new product introductions, (iv) product expiration dates, and (v) component and packaging obsolescence. We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities. In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information as an estimate of future usage. These valuation adjustments would be included in cost of goods sold.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales	100%	100%	100%	100%
Cost of sales	50	51	50	50
Gross profit	50	49	50	50

Operating expenses:
Marketing and selling	25	28	26	30
Research and development	2	2	2	2
General and administrative	13	14	13	15
Total operating expenses	40	44	41	47

Income from operations	10	5	9	3
Interest income (expense), net	—	—	—	—
Other income	—	1	—	—
Income before income taxes	10	6	9	3
Income tax expense	3	2	3	1
Net income	7%	4%	6%	2%

The following table sets forth, for the periods indicated, net sales information by market category (acute care and home care), marketing method (private label and direct sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	For the Quarter Ended March 31,
	2013				2012
	US	Europe & Middle East	Rest of World	Total	US	Europe & Middle East	Rest of World	Total
Net Sales
Acute Care — Direct	$419	$566	$160	$1,145	$762	$368	$90	$1,220
Home Care — Direct	3,174	8,719	122	12,015	2,585	8,008	128	10,721
Direct Total	3,593	9,285	282	13,160	3,347	8,376	218	11,941
Private Label	2,596	879	0	3,475	2,615	867	4	3,486
Total Revenues	$6,189	$10,164	$282	$16,635	$5,962	$9,243	$222	$15,427

Direct Product Mix
Acute Care — Direct	12%	6%	57%	9%	23%	4%	41%	10%
Home Care — Direct	88%	94%	43%	91%	77%	96%	59%	90%
Direct Total	100%	100%	100%	100%	100%	100%	100%	100%

Direct Geographic Mix
Acute Care — Direct	3%	4%	1%	8%	6%	3%	1%	10%
Home Care — Direct	24%	67%	1%	92%	22%	67%	1%	90%
Direct Total	27%	71%	2%	100%	28%	70%	2%	100%

YOY Percentage Net Sales Growth (Decline)
Direct	7%	11%	29%	10%
Private Label	(1)%	1%	(96)%	(0)%
Total Net Sales	4%	10%	27%	8%

	For the Six Months Ended March 31,
	2013				2012
	US	Europe & Middle East	Rest of World	Total	US	Europe & Middle East	Rest of World	Total
Net Sales
Acute Care — Direct	$1,312	$1,132	$320	$2,764	$1,547	$836	$232	$2,615
Home Care — Direct	6,473	17,961	248	24,682	4,767	15,809	227	20,803
Direct Total	7,785	19,093	568	27,446	6,314	16,645	459	23,418
Private Label	4,887	1,547	7	6,441	4,314	1,651	17	5,982
Total Revenues	$12,672	$20,640	$575	$33,887	$10,628	$18,296	$476	$29,400

Direct Product Mix
Acute Care — Direct	17%	6%	56%	10%	25%	5%	51%	11%
Home Care — Direct	83%	94%	44%	90%	75%	95%	49%	89%
Direct Total	100%	100%	100%	100%	100%	100%	100%	100%

Direct Geographic Mix
Acute Care — Direct	5%	4%	1%	10%	7%	4%	1%	12%
Home Care — Direct	24%	65%	1%	90%	20%	67%	1%	88%
Direct Total	29%	69%	2%	100%	27%	71%	2%	100%

YOY Percentage Net Sales Growth (Decline)
Direct	23%	15%	24%	17%
Private Label	13%	(6)%	(59)%	8%
Total Net Sales	19%	13%	21%	15%

Note:

Direct sales include sales made directly to the end consumer and include all Rochester Medical branded sales, UK Script Easy sales and all Rochester Medical BV (formerly, Laprolan B.V.) sales.  Private label sales include our products packaged and sold by other manufacturers.  Acute care refers to hospital sales.  Home care refers to non-hospital sales.

The Company made revisions to the fiscal 2012 financial statement to properly report shipping and handling fees and related costs.  See Note K — Revisions in Item 1 of Part I of our Quarterly Report on Form 10-Q.

Three and Six Month Periods Ended March 31, 2013 and March 31, 2012

Net Sales.  Net sales for the second quarter of fiscal 2013 increased 8% to $16,635,000 from $15,427,000 for the comparable quarter of the last fiscal year. The sales increase resulted from increased direct sales across all three regions and increased private label sales in the Europe & Middle East (EME), partially offset by modest decreases in sales of private label products in the U.S. and Rest of World (ROW). U.S. direct sales increased by 7% for the quarter compared to the same period last year, led by a 23% increase in home care sales. Our EME direct sales increased 11% compared to the same period last year, led by a strong increase in the UK.  UK direct sales increased by 22% for the quarter compared to the same period last year, while Rochester Medical BV (formerly Laprolan) sales decreased by 11% and the rest of EME increased 2% compared to the same period last year.  Management believes our strategic decision to increase investment in sales and marketing programs for our Rochester Medical branded products, particularly for our advanced intermittent catheters, has and will continue to drive growth in branded sales.  In the event that a reporting unit does not perform in accordance with our projections, this could result in a triggering event and the possible impairment of our goodwill and intangible assets.  Total private label sales for the first quarter were flat from last year.  While private label sales historically have tended to fluctuate quarter to quarter, usually due to the timing of orders, year over year results are generally expected to grow in low single digits.  Private label sales accounted for approximately 21% and 23% of total sales for the quarters ended March 31, 2013 and 2012, respectively.  Total sales were minimally impacted, as a result of the change in foreign currency exchange rates, by $60,000.

Net sales for the six months ended March 31, 2013 increased 15% to $33,887,000 from $29,400,000 for the comparable six-month period of last fiscal year. The sales increase resulted from an increase in direct sales in all three regions, with an 8% increase in private label sales worldwide. Our U.S. and EME direct sales increased 23% and 15% for the six months ended March 31, 2013 respectively compared to the same period last year.

Gross Profit.  Our gross profit as a percentage of net sales for the second quarter of fiscal 2013 increased to 50% from 49% in the same period last fiscal year. Gross profit this quarter was primarily impacted by an increased mix of direct sales in both U.S. and EME offset by one-time final phase out costs of exiting the Foley product line.  Our gross profit as a percentage of net sales for the first six months of fiscal 2013 were level at 50% compared to the same period last fiscal year.

Marketing and Selling.  Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense.  Marketing and selling expense for the second quarter of fiscal 2013 decreased 5% to $4,162,000 from $4,394,000 for the comparable quarter of last fiscal year.  The decrease in marketing and selling expense is primarily due to salary and travel expense savings associated with Foley catheter sales and marketing staff reductions in the U.S. Marketing and selling expense as a percentage of net sales for the fiscal quarters ended March 31, 2013 and 2012 was 25% and 28%, respectively.  Marketing and selling expense for the first six months of fiscal 2013 decreased 4% to $8,711,000 from $9,041,000 for the comparable period of last fiscal year.  The decrease in marketing and selling expense is primarily due to salary and travel expense savings associated with Foley catheter sales and marketing staff reductions in the U.S. Marketing and selling expense as a percentage of net sales for the six months ended March 31, 2013 and 2012 was 26% and 31%, respectively.

Research and Development.  Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities.  Research and development expense for the second quarter of fiscal 2013 increased 26% to $312,000 from $248,000 for the comparable quarter of last fiscal year.  The increase in research and development expense results primarily from slight increases in salary and travel expenses for performing investigative research on new products.  Research and development expense as a percentage of net sales remained flat at 2% for the fiscal quarters ended March 31, 2013 and 2012.  Research and development expense for the first six months fiscal 2013 increased 4% to $651,000 from $624,000 for the comparable period of last fiscal year.  The increase in research and development expense results primarily from slight increases in salary and travel expenses for performing investigative research on new products.  Research and development expense as a percentage of net sales remained flat at 2% for the six months ended March 31, 2013 and 2012.

General and Administrative.  General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors, auditors and utilities. General and administrative expense for the second quarter of fiscal 2013 slightly increased to $2,148,000 from $2,128,000 for the comparable quarter of last fiscal year.  General and administrative expense as a percentage of net sales for the fiscal quarters ended March 31, 2013 and 2012 was 13% and 14%, respectively. General and administrative expense for the first six months of fiscal 2013 increased 3% to $4,356,000 from $4,237,000 for the comparable period of last fiscal year. The increase in general and administrative expense is primarily related to increases in audit and legal fees and other financial compliance expenses.  General and administrative expense as a percentage of net sales for the six months ended March 31, 2013 and 2012 was 13% and 15%, respectively.

Interest Income.  Interest income for the second quarter of fiscal 2013 was $11,000 compared to $9,000 for the comparable quarter of last fiscal year.  Our interest income continues to reflect overall lower interest rates on investments.  Interest income for the first six months of fiscal 2013 was $20,000 compared to $19,000 for the comparable period of last fiscal year.

Interest Expense.  Interest expense for the second quarter of fiscal 2013 was $0 compared to $8,000 for the comparable quarter of last fiscal year and reflects the result of paying off our debt related to our acquisition of Rochester Medical BV.  Interest expense for the six months of fiscal 2013 was $2,000 compared to $90,000 for the comparable period of last fiscal year.

Income Taxes.  For the quarter ended March 31, 2013, we had an effective worldwide income tax rate of approximately 30% compared to 32% for the comparable quarter of last fiscal year.  The lower effective tax rate was due to the discrete item reflected in quarter ended March 31, 2013.  In future periods, we expect to report an income tax provision using an effective tax rate in the range of 32-35% of worldwide income. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items. For the six months ended March 31, 2013, we had an effective worldwide income tax rate of approximately 29% compared to 32% for the comparable period of last fiscal year.  The lower effective tax rate for the six month period was due to discrete items recorded in both the December 31 and March 31 quarters.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities were $22.8 million at March 31, 2013 compared to $20.7 million at September 30, 2012. The increase in cash primarily resulted from cash provided by operating activities of $3.6 million and proceeds from the issuance of common stock of $0.8 million, offset by purchases of property, plant and equipment of $1.8 million.  As of March 31, 2013 we had $6.5 million of marketable securities invested in U.S. treasury bills.  We have no material unrealized losses in our marketable securities.

During the six-month period ended March 31, 2013, we generated $3.6 million of cash from operating activities compared to $0.4 million of cash generated from operations during the comparable period of the prior fiscal year. The net cash provided by operating activities in the first six months of fiscal 2013 primarily reflects our net income adjusted for non-cash items related to depreciation, amortization, and stock based compensation and decreases in accounts receivable, inventories and other current liabilities, offset by decreases in accounts payable and prepaid expenses.  Inventories decreased $0.5 million primarily due to our decision to cease manufacturing Foley catheter products.  Accounts payable decreased $0.8 million primarily due to timing of receiving vendor invoices.  In addition, capital expenditures during this period were $1.8 million and included $1.1 million of investments in our new manufacturing facility, compared to $0.9 million in the comparable period last year.

We have a credit facility with RBC Wealth Management (“RBC”).  The credit facility consists of a revolving line of credit of up to $5,000,000 with interest accruing monthly at a variable rate of 1.375% as of March 31, 2013.  As of March 31, 2012, we had no outstanding balance under the revolving line of credit.

We believe that our capital resources on hand at March 31, 2013, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K.  We expect to spend approximately $12 million on the expansion of our manufacturing facilities and for this to be primarily funded from cash flows generated from operations.

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

Item 3.                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary financial instrument market risk results from fluctuations in interest rates. Our cash is invested in bank deposits and money market funds denominated in U.S. dollars, British pounds and euros. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative in light of current economic conditions, and include primarily U.S. treasury bills to reduce the risk of loss or any material impact on our financial condition. Our revolving line of credit bears interest at a variable rate currently at 1.375%. As of March 31, 2013, we had no outstanding balance under the revolving line of credit.

In future periods, we believe a greater portion of our net sales could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-United States currency transactions. Sales through our subsidiary, Rochester Medical, Ltd., are denominated in pounds sterling, and fluctuations in the rate of exchange between the U.S. dollar and the pound sterling could adversely affect our financial results. Similarly, sales through our subsidiary, Rochester Medical B.V., are denominated in euros, and fluctuations in the rate of exchange between the U.S. dollar and the euro could adversely affect our financial results.

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

Changes in Internal Controls.  During our second fiscal quarter, there has been no other change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.           Exhibits

10.1	Fiscal 2013 Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 18, 2012).

10.2	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 1, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCHESTER MEDICAL CORPORATION

Date: May 10, 2013	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: May 10, 2013	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit

10.1	Fiscal 2013 Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 18, 2012).

10.2	Form of Executive Severance Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 1, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive Data Files.