Form 10-Q
period 2013-06-30
ROCHESTER MEDICAL CORPORATION
filed 2013-08-09
CIK 868368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

12,359,643 Common Shares as of August 5, 2013.

ROCHESTER MEDICAL CORPORATION

Report on Form 10-Q

for quarter ended

June 30, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROCHESTER MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2013	September 30, 2012
Assets:
Current assets:
Cash and cash equivalents	$19,333,989	$13,921,363
Marketable securities	6,899,861	6,779,695
Accounts receivable, less allowance for doubtful accounts of $75,668 at June 30, 2013 and $86,268 at September 30, 2012	10,332,970	11,008,429
Inventories	9,335,158	9,883,651
Prepaid expenses and other current assets	1,984,707	1,726,908
Deferred income tax asset	587,790	1,287,177
Total current assets	48,474,475	44,607,223
Property, plant and equipment:
Land and buildings	12,166,408	10,651,127
Equipment and fixtures	21,854,434	20,550,952
	34,020,842	31,202,079
Less accumulated depreciation	(20,648,184)	(19,340,007)
Total property, plant and equipment	13,372,658	11,862,072
Deferred income tax asset	1,489,812	1,030,994
Goodwill	8,856,518	9,053,091
Other intangibles, net	8,628,243	9,377,354
Total assets	$80,821,706	$75,930,734

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$3,292,389	$3,070,329
Accrued compensation	1,684,899	1,970,468
Accrued expenses	1,837,161	1,456,929
Total current liabilities	6,814,449	6,497,726

Long-Term Liabilities	1,157,448	1,137,212
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 40,000,000 Issued and outstanding shares (12,357,143 at June 30, 2013; 12,120,050 at September 30, 2012)	58,989,199	56,904,308
Retained earnings	18,654,798	15,313,858
Accumulated other comprehensive loss	(4,794,188)	(3,922,370)
Total shareholders’ equity	72,849,809	68,295,796
Total liabilities and shareholders’ equity	$80,821,706	$75,930,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Net sales	$16,991,383	$15,385,522	$50,878,461	$44,785,404
Cost of sales	8,322,926	7,760,078	25,341,167	22,444,487
Gross profit	8,668,457	7,625,444	25,537,294	22,340,917

Operating expenses:
Marketing and selling	4,294,868	4,611,034	13,006,092	13,651,910
Research and development	319,995	358,552	971,176	982,710
General and administrative	2,307,105	1,942,941	6,662,811	6,179,778
Total operating expenses	6,921,968	6,912,527	20,640,079	20,814,398

Income from operations	1,746,489	712,917	4,897,215	1,526,519

Other income (expense):
Interest income	8,975	8,917	29,298	28,117
Interest expense	—	—	(2,359)	(89,545)
Other income (expense)	(9,901)	13,335	(67,684)	42,392
Income before income taxes	1,745,563	735,169	4,856,470	1,507,483

Income tax expense	616,019	239,245	1,515,530	484,392

Net income	$1,129,544	$495,924	$3,340,940	$1,023,091

Net income per share — basic	$0.09	$0.04	$0.28	$0.09
Net income per share — diluted	$0.09	$0.04	$0.27	$0.08

Weighted average number of common shares outstanding — basic	12,191,778	12,008,420	12,125,262	12,036,124
Weighted average number of common shares outstanding — diluted	12,787,610	12,373,340	12,576,126	12,340,045

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net income	$1,129,544	$495,924	$3,340,940	$1,023,091
Other comprehensive income (loss):
Foreign currency adjustment	226,822	(1,080,173)	(870,357)	(710,457)
Unrealized gain (loss) on available for sale securities, net of tax	(190)	14,185	(1,461)	170,071
Comprehensive income (loss)	$1,356,176	$(570,064)	$2,469,122	$482,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2013	2012
Operating activities:
Net income	$3,340,940	$1,023,091

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,299,332	1,234,412
Amortization	758,027	761,100
Stock based compensation	590,372	775,588
Excess tax benefit from exercises of stock options	(686,530)	—
Deferred income tax expense	273,212	22,248
Changes in operating assets and liabilities:
Accounts receivable, net	447,614	(291,103)
Inventories	412,628	796,602
Prepaid expenses and other current assets	(35,427)	(185,323)
Accounts payable	283,349	(324,936)
Income tax payable	910,821	(210,901)
Other current liabilities	(272,733)	(136,596)
Net cash provided by operating activities	7,321,605	3,464,182

Investing activities:
Purchase of property, plant and equipment	(2,871,042)	(1,148,791)
Purchase of patents	(31,655)	(268,041)
Purchases of marketable securities	(16,399,911)	(18,994,217)
Sales and maturities of marketable securities	16,279,746	38,657,174
Net cash provided by (used in) investing activities	(3,022,862)	18,246,125

Financing activities:
Proceeds from long-term debt	—	778,623
Payments on long-term debt	—	(18,640,808)
Repurchase of common stock	—	(1,088,619)
Excess tax benefit from exercises of stock options	686,530	—
Proceeds from issuance of common stock	807,990	180,291
Net cash provided by (used in) financing activities	1,494,520	(18,770,513)

Effect of exchange rate on cash and cash equivalents	(380,637)	(73,461)

Increase in cash and cash equivalents	5,412,626	2,866,333

Cash and cash equivalents at beginning of period	13,921,363	8,722,935

Cash and cash equivalents at end of period	$19,333,989	$11,589,268

Supplemental Cash Flow Information
Cash paid for interest	$—	$164,178
Income taxes paid	$396,472	$863,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCHESTER MEDICAL CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

Note A — Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements which have been derived from the Company’s audited financial statements as of September 30, 2012 and the unaudited June 30, 2013 and 2012 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission which include the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.  These reclassifications had no net effect on previously reported results of operations.  These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended September 30, 2012.  In the opinion of management, the unaudited condensed consolidated financial statements contain all recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented.  Operating results for the three and nine-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

The accompanying financial statements include the accounts of Rochester Medical Corporation, Rochester Medical Limited, its wholly owned subsidiary in the United Kingdom, and Rochester Medical B.V., its wholly owned subsidiary in the Netherlands.  During fiscal 2013, the Company changed the name of its subsidiary Laprolan B.V. to Rochester Medical B.V.

Note B — Net Income Per Share

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

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Numerator:
Net income	$1,129,544	$495,924	$3,340,940	$1,023,091

Denominator:
Denominator for basic net income per share- weighted average shares outstanding	12,191,778	12,008,420	12,125,262	12,036,124
Effect of dilutive stock options	595,832	364,920	450,864	303,921
Denominator for diluted net income per share- weighted average shares outstanding	12,787,610	12,373,340	12,576,126	12,340,045

Basic net income per share	$0.09	$0.04	$0.28	$0.09
Dilute net income per share	$0.09	$0.04	$0.27	$0.08

For the three months ended June 30, 2013 and 2012, 11,250 and 1,063,500 shares of common stock subject to issuance upon exercise of stock options were excluded from the calculation of diluted net income per share because their effect would have been antidilutive. Additionally, 251,800 of restricted share units outstanding could potentially be dilutive upon achievement of performance goals.

Note C   — Stock Based Compensation

Shareholders’ Equity

Equity-Based Awards

On January 28, 2010, the Company’s shareholders approved the Rochester Medical Corporation 2010 Stock Incentive Plan. As of that same date, no new awards were allowed to be granted under the Company’s 1991 Stock Option Plan or the 2001 Stock Incentive Plan. The 2010 Stock Incentive Plan authorizes the issuance of up to 1,000,000 shares of common stock pursuant to grants of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards, and other stock-based awards. Per the terms of the 2010 Stock Incentive Plan, awards may be granted with a term no longer than ten years. The vesting schedule and other terms of the awards granted under the 2010 Stock Incentive Plan will be determined by the Compensation Committee of the Board of Directors at the time of the grant. As of June 30, 2013, there were 167,218 shares that remain available for issuance under the 2010 Stock Incentive Plan.

Restricted stock

The fair value of restricted stock awards is calculated using the Company’s stock price as of the associated grant date, and the expense is accrued ratably over the vesting period of the award.

In the third quarter of fiscal 2013, the Company granted 30,000 shares of restricted stock.  In the third quarter of fiscal 2012, the Company did not grant any shares of restricted stock.

A summary of restricted stock-based award activity under the Plans as of June 30, 2013 and 2012, and changes during the nine month periods then ended is presented below:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2012	99,883	$9.11
Granted	79,843	12.43
Vested	(6,361)	7.86
Forfeited/Cancelled	(8,000)	7.86
Unvested at June 30, 2013	165,365	10.82

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2011	40,000	10.99
Granted	61,883	7.86
Vested	—	—
Forfeited/Cancelled	(2,000)	7.86
Unvested at June 30, 2012	99,883	9.11

Compensation expense associated with restricted stock awards for the nine months ended June 30, 2013 and 2012, totaled $328,000 and $164,000, respectively. For the three months ended June 30, 2013 and 2012, compensation expense associated with restricted stock awards totaled $153,000 and $75,000, respectively. At June 30, 2013, unamortized compensation cost of restricted stock awards totaled $1,434,000. The unamortized cost is expected to be recognized over a weighted-average period of 2.1 years as of June 30, 2013.

Restricted stock units

During the nine months ended June 30, 2013, the Company issued 116,314 restricted stock units (RSUs) to its executive management team. The fair value of the RSUs was calculated using the Company’s stock price, $11.68 per unit, at the date of grant. The RSUs include a performance-based vesting trigger measured at the end of fiscal 2014. The Company has not recognized any compensation expense associated with the RSUs for the three and nine months ended June 30, 2013 as it is not probable the required performance metrics will be achieved.

During the nine months ended June 30 2012, the Company issued 135,491 RSUs to its executive management team. The fair value of the RSUs was calculated using the Company’s stock price, $7.86 per unit, at the date of grant. The RSUs include a performance-based vesting trigger measured at the end of fiscal 2013. The Company has not recognized any compensation expense associated with the RSUs as it is not probable the required performance metrics will be achieved.

Stock options

The Company accounts for stock option-based compensation by estimating the fair value of options granted using a Black-Scholes option valuation model. The Company recognizes the expense for grants of stock options on a straight-line basis in the statement of operations as operating expense based on their fair value over the requisite service period.

No stock options were granted in the three and nine months ended June 30, 2013 or 2012.

A summary of stock option activity under the Plans as of June 30, 2013 and 2012, and changes during the nine month periods then ended is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	1,501,500	$9.69
Granted	—	—
Exercised	(165,250)	4.89
Forfeited	(21,750)	11.64
Outstanding at June 30, 2013	1,314,500	10.26	4.7	$5,896,000
Exercisable at June 30, 2013	1,193,000	10.16	4.5	$5,471,000

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	1,588,750	9.39
Granted	—	—
Exercised	(69,250)	2.60
Forfeited	(3,750)	10.86
Outstanding at June 30, 2012	1,515,750	9.69	5.3	$2,516,000
Exercisable at June 30, 2012	1,256,500	9.37	4.8	$2,511,000

The Company recorded compensation expense related to stock option awards of $262,000 and $612,000 for the nine months ended June 30, 2013 and 2012, respectively. The Company recorded compensation expense related to stock option awards of $55,000 and $137,000 for the three months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $191,000 of total unrecognized compensation cost related to unvested stock options. The unamortized cost is expected to be recognized over a weighted-average period of 1.1 years as of June 30, 2013.

The Company issues new shares as settlement for stock options exercised. Cash received from option exercises for the nine months ended June 30, 2013 and 2012 was $808,000 and $180,000, respectively. The intrinsic value of shares exercised was $1,153,000 and $273,000, for the nine months ended June 30, 2013 and 2012, respectively.

Tax Impact of Stock-Based Compensation

The Company reports the benefits of tax deductions in excess of recognized stock-based compensation expense on the consolidated statement of cash flows as financing cash flows. For the nine month period ended June 30, 2013 there were excess tax benefits of $687,000, which are classified as financing cash inflow, with the corresponding amount classified as an operating cash outflow.

Note D — Marketable Securities

As of June 30, 2013, the Company has $6.9 million invested in high quality, investment grade U.S. treasury bills.  At September 30, 2012, the Company’s marketable securities included $6.8 million invested in high quality, investment grade debt securities, consisting of $6.3 million invested in U.S. treasury bills and $.5 million invested in CDs.  The Company is reporting an unrealized gain of $360 related to the treasury bills investment as of June 30, 2013; the unrealized gain was $1,821 at September 30, 2012.

Marketable securities are classified as available-for-sale and are carried at fair value, with unrealized gains or losses included as a separate component of shareholders’ equity.  The cost and fair value of available-for-sale securities were as follows:

	Cost	Unrealized Gain	Fair Value
June 30, 2013	$6,899,501	$360	$6,899,861
September 30, 2012	$6,777,874	$1,821	$6,779,695

Realized gains and losses recognized are recorded in Other income (expense), in the consolidated statements of operations.  Gains and losses from the sale of investments are calculated based on the specific identification method.

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

Note E —  Inventories

Inventories consist of the following:

	June 30, 2013	September 30, 2012
Raw materials	$1,724,054	$1,301,145
Work-in-process	2,820,200	3,251,644
Finished goods	4,790,904	5,330,862

	$9,335,158	$9,883,651

Note F — Income Taxes

On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the requirements for a valuation allowance. As of June 30, 2013 and September 30, 2012, the Company has a valuation allowance of $216,000, of which $42,000 is related to Minnesota research and development credit carryovers and $174,000 pertains to U.S. federal capital loss carryovers as the Company believes it is more likely than not that the deferred tax asset will not be utilized in future years. For the three and nine months ended June 30, 2013, the Company had an effective worldwide income tax rate of approximately 35% and 31%, respectively. The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items.

The Company adopted accounting provisions that now form part of ASC 740, Income Taxes, and which clarify the accounting for uncertainty in tax positions recognized in the financial statements.  These provisions create a single model to address uncertainty in tax positions and clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of June 30, 2013, the Company has recognized approximately $62,000 for unrecognized tax benefits. If the Company were to prevail on all unrecognized tax benefits recorded at June 30, 2013, the total gross unrecognized tax benefit of approximately $62,000 would benefit the Company’s effective tax rate.

It is the Company’s practice to recognize penalties and/or interest pertaining to income tax matters in income tax expense.  As of June 30, 2013, the Company did not have a material amount of accrued interest or penalties related to unrecognized tax benefits.

The Company is subject to income tax examinations from time to time in the U.S. federal jurisdiction, as well as in the United Kingdom, the Netherlands and various state jurisdictions.

Note G — Goodwill and Other Intangible Assets

The Company has $4,050,000 of goodwill carrying value as of June 30, 2013 resulting from its acquisition in the UK of Rochester Medical Limited in 2006 and $4,807,000 of goodwill carrying value resulting from its acquisition in the Netherlands of Rochester Medical B.V. in 2011. The decrease in value of goodwill as of June 30, 2013 compared to September 30, 2012 is entirely related to the change in foreign currency exchange rates in the United Kingdom and the Eurozone.

The Company tests for goodwill asset impairment annually, which is currently on June 1 of each fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired.  The Company performed its most recent annual goodwill impairment testing at June 1, 2013.  Based on the fair value calculated using the discounted cash flow income method in this annual evaluation we concluded goodwill was not impaired.

Intangible assets were as follows:

		June 30, 2013			September 30, 2012
	Estimated Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Trademarks	8 to 15	$6,177,555	$3,129,472	$3,048,083	$6,168,758	$2,736,004	$3,432,754
Supply agreement	5 to 6.5	764,096	674,391	89,705	762,579	634,050	128,529
Customer relationships	15 to 20	6,821,982	1,510,806	5,311,176	6,888,864	1,258,420	5,630,444
Patents	8	1,602,548	1,423,269	179,279	1,570,893	1,385,266	185,627
Totals		$15,366,181	$6,737,938	$8,628,243	$15,391,094	$6, 013,740	$9,377,354

Note H — Geographic Information

Net sales are attributed to countries based upon the address to which the Company ships products, as set forth on the customer’s purchase order:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Geographic net sales:
United States (1)	$5,955,667	$5,649,250	$18,627,669	$16,277,000
United Kingdom (1)	6,447,636	5,067,815	18,875,263	15,373,085
The Netherlands (1)	1,933,019	1,969,210	6,107,817	6,492,609
Europe and Middle East (1), (2)	2,451,832	2,425,975	6,488,967	5,893,710
Rest of world (1)	203,229	273,272	778,745	749,000

Total	$16,991,383	$15,385,522	$50,878,461	$44,785,404

(1) The Company made revisions to the fiscal 2012 financial statement to properly report shipping and handling fees and related costs.  See Note K — Revisions.

(2) Europe sales exclude sales in the U.K. and the Netherlands.

Long-lived tangible assets of the Company are located in the United States, United Kingdom and the Netherlands as follows:

	June 30, 2013	September 30, 2012
Long-lived assets:
United States	$10,207,650	$8,689,233
United Kingdom	1,386,125	1,362,775
The Netherlands	1,778,883	1,810,064
	$13,372,658	$11,862,072

Note I — Line of Credit

The Company has a credit facility with RBC Wealth Management (“RBC”). The credit facility consists of a revolving line of credit of up to $5,000,000 with interest accruing monthly at a variable rate of 1.375% as of June 30, 2013.  The borrowings, of which all are available under this credit facility, are limited to the value of eligible assets held with RBC.  As of June 30, 2013 and September 30, 2012, the Company had no outstanding balance under the revolving line of credit.

Note J — Share Repurchase Program

On March 3, 2009, the Company announced its intention to repurchase some of its outstanding common shares pursuant to its previously authorized share repurchase program. Up to 2,000,000 shares may be repurchased from time to time on the open market, or pursuant to negotiated or block transactions, in accordance with applicable Securities and Exchange Commission regulations. During the three months ended June 30, 2013 and 2012 the Company did not repurchase any shares.  During the nine months ended June 30, 2013 the Company did not repurchase any shares and during the nine months ended June 30, 2012 the Company repurchased 150,900 shares of common shares at an average price of $7.21 for cash consideration of approximately $1,089,000. As of June 30, 2013, there remained 1,278,947 shares that may be purchased under the program.

Note K — Revisions

The Company made certain revisions to previously reported shipping and handling fees and related costs to properly conform to the fiscal 2013 presentation. The impact of the revisions for the three and nine months ended June 30, 2012 is shown below. These revisions had no impact on amounts previously reported for income from operations, income before income taxes and net income.

	As Previously Reported	Revision	As Revised
For three months ended June 30, 2012
Net Sales	$15,252,218	$133,304	$15,385,522
Cost of Sales	7,801,896	(41,818)	7,760,078
Marketing and Selling	4,435,912	175,122	4,611,034

For nine months ended June 30, 2012
Net Sales	$44,356,495	$428,909	$44,785,404
Cost of Sales	22,507,964	(63,477)	22,444,487
Marketing and Selling	13,159,524	492,386	13,651,910

Note L — Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income,” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards were effective for our fiscal quarter beginning October 1, 2012 with retrospective application required. As these standards impacted presentation requirements only, the adoption of this guidance did not have an impact on our results of operations or financial position.

In September 2011, the FASB issued ASU No. 2011-08,  “Testing Goodwill for Impairment,” that is intended to simplify how entities test goodwill for impairment. This ASU permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, “Intangibles — Goodwill and Other.” This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (the Company’s fiscal 2013). The Company adopted ASU No. 2011-08 for interim periods and will continue to use the two-step method prescribed in ASC Topic 350 on its annual evaluation date.

Pronouncements Issued But Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the reporting of reclassification adjustments out of accumulated other comprehensive income.  The amendment was issued in response to ASU 2011-05 and requires disclosure of the amount, if significant, reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information would be provided.  The standard allows the flexibility to present the information either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location.  The standard is effective prospectively for public entities for fiscal years, and interim periods with those years, beginning after December 15, 2012.  This standard will be effective for our fiscal year 2014 first quarter beginning October 1, 2013.  As the standard impacts presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830):  Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.”  This ASU provides updated guidance to clarify the applicable guidance for parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date, which is for our fiscal year 2015.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2013, the FASB issued ASU No. 2013-11, “Income Tax (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  This update provided clarification to eliminate the diversity in practice and requires that entities present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, except in some instances.  In those instances whereby the tax position was disallowed by the taxing authority at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit would be presented in the statement of financial position as a liability and should not be combined with deferred tax assets.  The standard is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.  This standard will be effective for our fiscal year 2014 first quarter beginning October 1, 2013.  As the standard impacts presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes in Item 1 of Part I of our Quarterly Report on Form 10-Q.

Overview.

We develop, manufacture and market a broad line of innovative, technologically advanced PVC-free and latex-free urinary continence and urine drainage care products for patients who generally use such products at home.  A small percentage of our urological products also are used in the acute care market, which generally includes hospitals and extended care treatment facilities.  The urological products we manufacture include our silicone male external catheters (MECs), our standard and advanced lines of silicone and anti-infection intermittent catheters and our FemSoft Insert.  Through our fiscal year ended September 30, 2012, we also manufactured standard and advanced lines of silicone and anti-infection Foley catheters for the acute care market.  In order to improve our profitability, in November 2012, we decided to cease manufacturing and marketing our Foley catheters and focus on our core product line of MECs and intermittent catheters.  We expect to cease selling Foley catheters in the fourth quarter of fiscal 2013 and therefore expect to see reduced sales in our acute care market category.  Through our subsidiary, Rochester Medical B.V., we also sell certain ostomy and wound and scar care products and other brands of urological products.

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

As part of our three year strategic business plan through 2013, we increased the level of investment in our sales and marketing programs in fiscal 2011 to support our direct sales growth in the U.S. and Europe through the addition of several members to our sales team. Increasing our percentage of direct sales versus private label sales over time will have a positive impact on our gross margin. Direct sales accounted for 78% of total sales for the quarter ended June 30, 2013, compared to 80% for the quarter ended June 30, 2012. Home care direct sales accounted for 98% and 89% of total direct sales for the quarters ended June 30, 2013 and 2012, respectively. Direct sales accounted for 81% of total sales for the nine months ended June 30, 2013, compared to 80% for the nine months ended June 30, 2012. Home care direct sales accounted for 91% and 89% of total direct sales for the nine months ended June 30, 2013 and 2012, respectively.

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

The Patient Protection and Affordable Care Act and Health Care and Educational Reconciliation Act of 2010 were enacted into law in March 2010. Certain provisions of the law will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact will be from the legislation. The law does levy a 2.3% excise tax on certain U.S. medical device sales beginning January 1, 2013, the beginning of our second quarter.  Our products that qualify under this regulation include our Foley catheters, intermittent catheters and our Femsoft Insert.  For the quarter ended June 30, 2013 we paid approximately $66,000 for this tax.  The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to our products. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursements for our products could adversely affect our business and results of operations.

The following discussion pertains to our results of operations and financial position for the quarters ended June 30, 2013 and 2012 and the nine month period then ended.  Results of the periods are not necessarily indicative of the results to be expected for the complete year. For the third quarters ended June 30, 2013 and 2012, we reported net income of $0.09 and $0.04 per diluted share respectively.  Income from operations was $1,746,000 for the quarter ended June 30, 2013 compared to $713,000 for the quarter ended June 30, 2012, while net income was $1,130,000 for the quarter ended June 30, 2013 compared to $496,000 for the quarter ended June 30, 2012.  For the nine months ended June 30, 2013 and 2012, we reported net income of $0.27 and $0.08 per diluted share respectively.  Income from operations was $4,897,000 for the nine months ended June 30, 2013 compared to $1,527,000 for the nine months ended June 30, 2012, while net income was $3,341,000 for the nine months ended June 30, 2013 compared to $1,023,000 for the nine months ended June 30, 2012.

As of June 30, 2013, we had $19.3 million in cash and cash equivalents and $6.9 million invested in marketable securities. The marketable securities consist of $6.9 million invested in U.S. treasury bills. Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates. Our investment choices, however, are conservative and are intended to reduce the risk of loss or any material impact on our financial condition. We are currently reporting an unrealized gain of $360 related to the marketable securities as a result of the recent fluctuations in the credit markets impacting the current market value.

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

Preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to accounts receivable allowance for doubtful accounts; inventory reserves; other intangible assets and goodwill; income taxes; and stock-based compensation.  Our judgments are applied in assessing market conditions for the following: (i) current sales data and historical return rates, (ii) competitive pricing pressures, (iii) new product introductions, (iv) product expiration dates, and (v) component and packaging obsolescence.  We regularly compare inventory quantities on hand against historical usage or forecasts related to specific items in order to evaluate obsolescence and excessive quantities.  In assessing historical usage, we also qualitatively assess business trends to evaluate the reasonableness of using historical information as an estimate of future usage.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses.  Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain items from our statements of operations expressed as a percentage of net sales.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales	100%	100%	100%	100%
Cost of sales	49	50	50	50
Gross profit	51	50	50	50

Operating expenses:
Marketing and selling	25	29	26	30
Research and development	2	2	2	2
General and administrative	14	13	13	14
Total operating expenses	41	44	41	46

Income (loss) from operations	10	5	9	3
Other income (expense)	—	—	—	—
Income (loss) before income taxes	10	5	9	3
Income tax expense (benefit)	4	2	3	1
Net income (loss)	6%	3%	6%	2%

The following table sets forth, for the periods indicated, net sales information by market category (acute care and home care), marketing method (private label and direct sales) and distribution channel (domestic and international markets) (all dollar amounts below are in thousands):

	For the Quarter Ended June 30,
	2013				2012
	US	Europe & Middle East	Rest of World	Total	US	Europe & Middle East	Rest of World	Total
Net Sales
Acute Care — Direct	$360	$328	$78	$766	$803	$475	$132	$1,410
Home Care — Direct	3,395	9,442	125	12,962	2,676	8,048	137	10,861
Direct Total	3,755	9,770	203	13,728	3,479	8,523	269	12,271
Private Label	2,200	1,063	0	3,263	2,170	940	4	3,114
Total Revenues	$5,955	$10,833	$203	$16,991	$5,649	$9,463	$273	$15,385

Direct Product Mix
Acute Care — Direct	10%	3%	38%	6%	23%	6%	49%	11%
Home Care — Direct	90%	97%	62%	94%	77%	94%	51%	89%
Direct Total	100%	100%	100%	100%	100%	100%	100%	100%

Direct Geographic Mix
Acute Care — Direct	3%	2%	<1%	6%	6%	4%	1%	11%
Home Care — Direct	25%	69%	<1%	94%	22%	66%	1%	89%
Direct Total	28%	71%	1%	100%	28%	70%	2%	100%

YOY Percentage Net Sales Growth (Decline)
Direct	8%	15%	(24)%	12%
Private Label	1%	13%	(100)%	5%
Total Net Sales	5%	14%	(25)%	10%

	For the Nine Months Ended June 30,
	2013				2012
	US	Europe & Middle East	Rest of World	Total	US	Europe & Middle East	Rest of World	Total
Net Sales
Acute Care — Direct	$1,672	$1,460	$398	$3,530	$2,350	$1,311	$364	$4,025
Home Care — Direct	9,868	27,403	374	37,645	7,443	23,857	364	31,664
Direct Total	11,540	28,863	772	41,175	9,793	25,168	728	35,689
Private Label	7,087	2,609	7	9,703	6,484	2,591	21	9,096
Total Revenues	$18,627	$31,472	$779	$50,878	$16,277	$27,759	$749	$44,785

Direct Product Mix
Acute Care — Direct	14%	5%	52%	9%	24%	5%	50%	11%
Home Care — Direct	86%	95%	48%	91%	76%	95%	50%	89%
Direct Total	100%	100%	100%	100%	100%	100%	100%	100%

Direct Geographic Mix
Acute Care — Direct	4%	4%	1%	9%	7%	3%	1%	11%
Home Care — Direct	24%	66%	1%	91%	21%	67%	1%	89%
Direct Total	28%	70%	2%	100%	28%	70%	2%	100%

YOY Percentage Net Sales Growth (Decline)
Direct	18%	15%	6%	15%
Private Label	9%	1%	(67)%	7%
Total Net Sales	14%	13%	4%	14%

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

Three and Nine Month Periods Ended June 30, 2013 and June 30, 2012

Net Sales.   Net sales for the third quarter of fiscal 2013 increased 10% to $16,991,000 from $15,385,000 for the comparable quarter of the last fiscal year.  The sales increase primarily resulted from an increase in direct sales in the U.S. and the UK and in private label sales in the U.S. and the Europe and Middle East (“EME”) region.  US direct sales increased by 8% for the quarter compared to the same period last year, led by a 27% increase in home care sales.  Direct EME sales increased 15% for the quarter led by a 27% increase in UK direct sales and a 26% increase in direct EME sales outside of the UK and the Netherlands, offset by a decrease of 10% in the Netherlands.  Total direct sales were partially impacted as a result of the change in foreign currency exchange rates in the United Kingdom ($147,000) and in the Netherlands ($47,000), as the U.S. dollar was somewhat stronger versus both the pound sterling and the euro, thereby affecting sales negatively.  Direct sales in the rest of the world (“ROW”) decreased 24% compared to the same period last year, resulting from a 41% decrease in acute care sales and a 8% decrease in home care sales.  Private label sales for the third quarter were up 5% from last year.  While private label sales historically have tended to fluctuate quarter to quarter, usually due to the timing of orders, year over year results are generally expected to remain constant.  Private label sales accounted for approximately 19% and 20% of total sales for the quarters ended June 30, 2013 and 2012, respectively.

Net sales for the nine months ended June 30, 2013 increased 14% to $50,878,000 from $44,785,000 for the comparable nine-month period of last fiscal year. The sales increase resulted from an increase in direct sales in both the US and EME, with a slight increase in private label sales in the US. Our EME direct sales increased 15% compared to the same period last year, led by increases in the UK.

Gross Profit.  Our gross margin as a percentage of net sales for the third quarter of fiscal 2013 and fiscal 2012 was 51% and 49%, respectively.  Gross margin this quarter was positively impacted by much lower sales of the lower margin Foley product.  Management expects the direct sales in both the U.S. and EME will continue to have a positive impact on margin as we continue to focus on direct sales.  Gross margin for the nine months ended June 30, 2013 and 2012 was 50% and 49%, respectively. Factors affecting the comparative nine month gross margin are generally consistent with those discussed above for the current quarter.

Marketing and Selling.  Marketing and selling expense primarily includes costs associated with base salary paid to sales and marketing personnel, sales commissions, and travel and advertising expense.  Marketing and selling expense for the third quarter of fiscal 2013 decreased 7% to $4,295,000 from $4,611,000 for the comparable quarter of last fiscal year.  The decrease in marketing and selling expense is primarily due to reductions of $101,000 in salaries, $82,000 in taxes, and $93,000 in marketing project expenses associated with Foley catheter sales and marketing staff reductions in the U.S.  Marketing and selling expense as a percentage of net sales for the fiscal quarters ended June 30, 2013 and 2012 was 25% and 29%, respectively.

Marketing and selling expense for the nine months ended June 30, 2013 decreased 5% to $13,006,000 from $13,652,000 for the comparable nine-month period of last fiscal year. The decrease in marketing and selling expense is primarily due to a reduction in $716,000 in salaries associated with Foley catheter sales and marketing staff reductions in the U.S., slightly offset by an increase of $41,000 in freight.   Marketing and selling expense as a percentage of net sales for the nine months ended June 30, 2013 and 2012 was 26% and 30%, respectively.

Research and Development.  Research and development expense primarily includes internal labor costs, as well as expense associated with third-party vendors performing validation and investigative research regarding our products and development activities.  Research and development expense for the third quarter of fiscal 2013 decreased 11% to $320,000 compared to $359,000 for the comparable quarter of last fiscal year.  The decrease in research and development expense was caused by a reduction in outside testing expenses from the prior fiscal year.  Research and development expense as a percentage of net sales for the fiscal quarters ended June 30, 2013 and 2012 was 2% and 2%, respectively.

Research and development expense for the nine months ended June 30, 2013 decreased 1% to $971,000 from $983,000 for the comparable nine-month period of last fiscal year. The decrease in research and development expense for the nine months ended June 30, 2013 was caused by a reduction in outside testing expenses as discussed above for the current quarter, offset by increases in salary and travel expenses for performing investigative research on new products.  Research and development expense as a percentage of net sales for the nine months ended June 30, 2013 and 2012 was 2% and 2%, respectively.

General and Administrative.  General and administrative expense primarily includes payroll expense relating to our management and accounting, information technology and human resources staff, as well as fees and expenses of outside legal counsel, accounting advisors, auditors and utilities.  General and administrative expense for the third quarter of fiscal 2013 increased 19% to $2,307,000 from $1,943,000 for the comparable quarter of last fiscal year.  The increase in general and administrative expense primarily was caused by a $335,000 increase in professional fees related to audit, corporate tax, medical device excise tax, business development and legal.  General and administrative expense as a percentage of net sales for the fiscal quarters ended June 30, 2013 and 2012 was 14% and 13%, respectively.

General and administrative expense for the nine months ended June 30, 2013 increased 8% to $6,663,000 from $6,180,000 for the comparable nine-month period of last fiscal year. The increase in general and administrative expense for the nine month period is primarily related to an increase of $555,000 in professional fees as discussed above for the current quarter.  General and administrative expense as a percentage of net sales for the nine months ended June 30, 2013 and 2012 was 13% and 14%, respectively.

Interest Income.  Interest income for the third quarter of fiscal 2013 was $9,000 compared to $9,000 for the third quarter of last fiscal year.

Interest income for the nine months ended June 30, 2013 increased 4% to $29,000 from $28,000 for the comparable nine-month period of last fiscal year.

Interest Expense.  We did not incur interest expense for the third quarter of fiscal 2013 or 2012.  This is a result of paying off in January 2012 the outstanding balance on our line of credit originally incurred in connection with our acquisition of Rochester Medical B.V.

Interest expense for the nine months ended June 30, 2013 decreased 98% to $2,000 from $90,000 for the comparable nine-month period of last fiscal year.  The decrease in interest expense for the nine month period reflects lower amounts of debt as discussed above for the current quarter.

Income Taxes.  For the quarter ended June 30, 2013, we had an effective worldwide income tax rate of approximately 35% compared to 33% for the comparable quarter of last fiscal year.  The higher effective tax rate was due to discrete items reflected in the quarter ended June 30, 2013.  In future periods, we expect to report an income tax provision using an effective tax rate in the range of 32-35% of worldwide income.  The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items.

For the nine months ended June 30, 2013 and 2012, we had an effective worldwide income tax rate of approximately 31% and 32%, respectively.  The effective tax rate on worldwide income may fluctuate depending upon inter-company eliminations, profitability of foreign operations, and any discrete items.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities were $26.2 million at June 30, 2013 compared to $20.7 million at September 30, 2012.  The increase in cash primarily resulted from cash provided by operating activities of $7.3 million and proceeds from the issuance of common stock of $0.8 million, offset by purchases of property, plant, and equipment of $2.9 million. As of June 30, 2013, we had $6.9 million invested in marketable securities consisting entirely of investments in U.S. treasury bills.

During the nine-month period ended June 30, 2013, we generated $7.3 million of cash from operating activities compared to $3.5 million of cash generated from operations during the comparable period of the prior fiscal year. The net cash provided by operating activities in the first nine months of fiscal 2013 primarily reflects our net income adjusted for non-cash items related to depreciation, amortization, and stock based compensation and an increase in cash provided by working capital accounts. Inventories decreased $0.4 million primarily due to our decision to cease manufacturing Foley catheter products.

Cash used in investing activities was $3.0 million for the nine month period ended June 30, 2013 compared to cash provided by investing activities of $18.2 million during the comparable period of the prior fiscal year. This decrease is primarily related to a decreased in proceeds from the sale and maturities of marketable securities.

Cash provided by financing activities was $1.5 million for the nine month period ended June 30, 2013 compared to cash used in financing activities of $18.8 million during the comparable period of the prior fiscal year. The increase in cash provided by financing activities reflects our reduced debt. In the prior year, $18.6 million was used to pay off the outstanding balance on our line of credit originally incurred through our acquisition of Rochester Medical B.V. (formerly Laprolan.)

We have a credit facility with RBC Wealth Management.  The credit facility consists of a revolving line of credit of up to $5,000,000 with interest accruing monthly at a variable rate of 1.375% as of June 30, 2013.  Borrowings under the credit facility are limited to the value of eligible assets held with RBC.  As of June 30, 2013, the full $5,000,000 was available and we had no outstanding balance under the revolving line of credit.

We believe that our capital resources on hand at June 30, 2013, together with cash generated from sales, will be sufficient to satisfy our working capital requirements for the foreseeable future as described in the Liquidity and Capital Resources portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  We expect to spend approximately $13 million on the expansion of our manufacturing facilities and for this to be primarily funded from cash flows generated from operations.

Recently Issued Accounting Standards

Please refer to Item 1., Notes to Condensed Consolidated Financial Statements, Note L.

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

and other risk factors listed from time to time in our SEC reports, including, without limitation, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012.

Item 3.                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary financial instrument market risk results from fluctuations in interest rates.  Our cash is invested in bank deposits and money market funds denominated in U.S. dollars, British pounds and euros.  The carrying value of these cash equivalents approximates fair market value.  Our investments in marketable securities are subject to interest rate risk and the value thereof could be adversely affected due to movements in interest rates.  Our investment choices, however, are conservative in light of current economic conditions, and include primarily U.S. treasury bills to reduce the risk of loss or any material impact on our financial condition.  Our revolving line of credit bears interest at a variable rate currently at 1.375%. As of June 30, 2013, we had no outstanding balance under the revolving line of credit.

In future periods, we believe a greater portion of our net sales could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-United States currency transactions.  Sales through our subsidiary, Rochester Medical, Ltd., are denominated in pound sterling, and fluctuations in the rate of exchange between the U.S. dollar and the pounds sterling could adversely affect our financial results.   Similarly, sales through our subsidiary, Rochester Medical B.V., are denominated in euros, and fluctuations in the rate of exchange between the U.S. dollar and the euro could adversely affect our financial results.

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

Item 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report (the Evaluation Date) we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended

(the Exchange Act)).  This evaluation was designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. With respect to the material weakness in our internal control over the accounting for shipping and handling fees and related costs, which is more fully described under Item 9A of our 2012 Annual Report on Form 10-K, management has implemented remedial measures, including remediation actions described under Item 9A of our 2012 Annual Report on Form 10-K.  Management has evaluated and tested these remediated controls at each month end during the second and third quarter of fiscal 2013 and has determined that the remediation controls referred to above were effectively designed and demonstrated effective operation for a sufficient period of time to enable management to conclude that the material weakness has been remediated.  Based upon the evaluation and remediated controls, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

Changes in Internal Controls.  During our third fiscal quarter, there has been no other changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ROCHESTER MEDICAL CORPORATION

Date: August 9, 2013	By:	/s/ Anthony J. Conway
Anthony J. Conway
President and Chief Executive Officer

Date: August 9, 2013	By:	/s/ David A. Jonas
David A. Jonas
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive Data Files.